Form 10KSB
period 2001-03-31
PCS EDVENTURES COM INC
filed 2001-06-29
CIK 1122020

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 333-53458


                      PCS EDVENTURES!.COM, INC.
          (Name of Small Business Issuer in its Charter)

            IDAHO                                    82-0475383
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                    1655 Fairview Avenue, Suite #100
                          Boise, Idaho 83702
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (208) 343-3110

                               N/A
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act:

                    No par value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes      No   X
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: March 31, 2001 - $255,717.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 20, 2001 - $6,369,277. There are approximately 8,492,223 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the last price paid for securities of the Registrant that were privately sold; the Registrant's securities have not publicly traded as of the date of this Report.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 31, 2001

                               12,383,959*

*This amount does not include 5,000 shares that the Company feels were issued in error.

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     PCS (the "Company," "PCS," "we," "our, "us" or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. ("PCS Schools") as a wholly owned subsidiary. PCS Schools had created an educational enrichment program that was delivered in owner-operated, free standing Learning Centers. This program offered a unique atmosphere highly conducive to individual styles of learning and a system that utilized computer technology to increase areas of inquiry and application. Subsequently, we changed our business plan and business strategy and in connection with this change, we divested the Learning Centers started by PCS Schools and focused our efforts on creating web based educational systems utilizing and improving PCS Schools legacy curriculum.

Reverse Split

     In December 1999, the Board of Directors and the shareholders of the Company voted to complete a 5:1 reverse split of the then outstanding shares of the Company's common stock of 38,000,000 shares to 7,600,000 shares.
The number of shares entitled to vote thereon was 35,876,946, the number of shares voted for the amendment was 26,806,265 and no shares were voted against or abstained from voting thereon.

Name Change

     In December 1999, the shareholders of PCS Education Systems, Inc. resolved to change the name of the corporation to "PCS Edventures!.COM, Inc". The number of shares entitled to vote thereon was 35,876,946, the number of shares voted for the amendment was 26,806,265 and no shares were voted against or abstained from voting thereon.

Business.
---------

     We are engaged in the business of developing and marketing educational related technologies and programs directed to the kindergarten through 12thgrade market. Our products and technologies are targeted to both the classroom and home market. Our products and technologies are delivered to the classroom through an inventory of hardware, software, books, video camera and internet access. Our technologies and products are delivered to the home user through internet access to our subscription based website. Our products and technologies allow students ages 7-18 to explore the basic foundations of mechanical engineering, structures in architecture, and math and science.

     We have developed three innovative technology based educational programs. Our "Academy of Engineering" product and our "Edventures! Labs" products are site-license installations for classrooms and learning programs. Our "Edventures!.COM" product is our comprehensive internet delivered educational experience that supports our Academy of Engineering and our Edventures! Labs site licenses products and also serves as a stand-alone home usage program. Our Evdentures!.COM program is delivered to the home user over the internet on a monthly subscription basis. Separately, and in combination, these three products present a platform for delivering educational services and support to classroom, learning center and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

     We have only commenced marketing efforts for our current products and technologies during the last year. We are attempting to expand distribution and marketing arrangements channels. To date, we have sold only a limited number of products related to our current product line.

Principal Products or Services and their Markets.
-------------------------------------------------

     We have now developed and are currently marketing three innovative technology based educational programs for the kindergarten through 12th grade ("K-12") school market, learning center market and home market. Separately, and in combination, these three products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services
can be deployed.   The three technologies and products that we are currently
marketing, are as follows:

          Academy of Engineering. Our Academy of Engineering product is a site license program designed for use within various K-12 environments. Using the Academy of Engineering, students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering product includes three books for a mechanical engineering strand. Future topic strands for expanding the program include structural, electrical and software engineering. Each strand, when completed, includes courseware for over 272 hours of instruction. The Academy of Engineering program includes a variety of LEGOS products which are used as a mechanical engineering learning aid. An Academy of Engineering site license currently sells for between $15,000 and $19,500 and includes materials, LEGOS and other building components, and curriculum, a custom designed storage and organization unit, a digital camera, web-based support by our Edventures!.COM product and various electronic assessment tools, and two days of teacher training. We have sold 20 Academy of Engineering licenses as of the date of this Prospectus. Each site license includes all materials necessary to utilize the complete Academy of Engineering program.

          Edventures! Labs is a scaled down model of the Academy of Engineering site license system intended for those destinations that have space or funding restrictions. It contains the same curriculum, storage cabinets and other material, but has a reduced inventory of Legos and relies on Edventures!.COM for delivery of the curriculum. A site license for an Edventures! Lab currently costs $5,000 which includes a 50-student block license for access to Edventures!.COM. Additional student access in blocks of 50 cost $1,750 per year for the Edventures! Labs. We have sold two Edventures!.Labs licenses as of the date of this Prospectus.

          Edventures!.COM is an internet delivered program that provides a safe, secure and exciting learning environment for students to interact within from home and from school. Edventures!.COM includes online curriculum and assessment, filtered communication
          tools, forums and a variety of additional online services.   The
          program utilizes Internet based resources and services as a stand-alone product and also serves as an extension service to our school-based Academy of Engineering product. Edventures.COM can
          be viewed on the web at edventures.COM   This program allow
          students to continue their learning programs from home via the Internet, and to show parents their digital portfolios from our Academy of Engineering program. The environment also features over 200 do-at-home projects organized into a sophisticated learning model (Merit System), an animated glossary, monitored chat rooms, live interaction with online instructors, personal email accounts for all students and more. The Edventures!.COM at-home curriculum utilizes found materials, LEGO products, software and other resources to teach concepts in Physics, Electricity, Internet, Programming, Art, Architecture and Engineering. Edventures!.COM is included in the Academy of Engineering site license as an on-line support tool and provides a framework within which students can safely communicate, collaborate, and learn. Edventures!.COM is also available as a stand-alone, home based subscription product for $7.95 per month. We currently have 200 stand-alone users of Edventures!.COM and approximately 10,000 users related to our Academy of Engineering and Edventures!Labs programs.

     The Academy of Engineering and Edventures! Labs have three main delivery models, which makes these products suitable for use in various learning environments:

          School Resource Center. The Academy of Engineering and Edventures! Labs are currently being deployed as a school-wide resource center that allows K-12 teachers to integrate hands-on project based learning activities into their daily curriculum. As a resource center, these mobile Labs are rolled from classroom to classroom throughout the course of a typical school week, being used by the entire school. Examples of how the program is used include: (1) a platform for gifted and talented programs; (2) to enhance and extend a science curriculum; (3) to enhance and extend mathematics activities; (4) to serve as a foundation for an after-school program; (5) as a vocational-technical or technology education program; (6) and to serve as a "special ed" resource. This model makes the program an ideal resource for schools around the country that are seeking innovative and organized methods for integrating technology and hands-on learning in the classroom.

          Pre-Engineering Course. The Academy of Engineering and Edventures! Labs provide a comprehensive engineering curriculum designed around the hands-on LEGO's. This curriculum allows the program to serve as the foundation for pre-engineering courses suitable for students in Jr./Sr. High. The hands-on applications of technology, design and production techniques, and the integration of the Internet based services, makes it a highly attractive total classroom solution.

          After School Program. The Academy of Engineering and Edventures! Lab programs were originally designed in an after-school environment and are ideal to meet the expanding need for educational solutions for school-based programs, Boys & Girls Clubs, YMCA, Community Learning Centers and similar organizations. When used in this format, these programs become a hub for educational activities out of the engineering curriculum, or from the online Edventures! program. The complete support, assessment and curriculum components provide a system for offering a flexible, effective educational offering.

     We believe that education programs of our type are not currently available from any other source and present a unique opportunity for sales and marketing to specific segments of the education industry. We intend to attempt to achieve significant penetration of the K-12 and other extended learning markets with the Academy of Engineering and Edventures! Lab products through strategic alliances with existing educational based companies such as
Pitsco LEGO Dacta, EDAcom Technoligia and ZapMe!   We believe that PCS'
education programs deliver a unique, proven learning experience that:

          provides students with exciting and relevant activities that brings curriculum to life;

          develops essential critical thinking and problem-solving skills;

          prepares students for real-world career demands; and

          builds a strong foundation in technical literacy.

Markets.
--------

     The educational market is a significant market in the United States but is fragmented into various segments ranging from non-profit educational programs to the public school system. We focus our sales and marketing efforts on specific market segments in an integrated strategy that is intended to build brand name awareness of our PCS products in schools, at home, and within the larger educational marketplace.

     We believe that a major shift of focus is taking place in education in our public and private schools as educators and parents seek to maximize educational experiences for children based upon advances in technology. We believe that this shift necessitates sweeping changes in how schools are operated, programs are taught, technology is integrated, students are assessed and classrooms are managed. Over the past few years, the emergence of a for-profit education industry has begun to evolve in response to parents' and society's demand for more and better alternatives in education. Parents are giving their children's schools low grades for teaching performance and at the same time there is an increase in public support for school choice. In the recent presidential political campaign, the issue of education, including the public funding of private school vouchers, was a significant issue. These factors are driving the growth of private and charter school alternatives.

     Capitalizing on this atmosphere, private education based companies specializing in after-school, tutoring and special skills programs various educational companies are marketing programs, technologies and products catering to teachers, students and parents. Parents support alternative education programs and enrichment activities and actively seek them out for their children, as well as exert more and more pressure on public schools to
improve their performance.   We believe that with this change and unrest
taking place within the education industry, enormous opportunities are emerging for companies who understand the problems and promise of technology and new educational methodologies. It is our business strategy to, through our technologies and experience, develop and market technology enhanced learning programs to address this education demand.

     The Growth of the Extended Learning Market. Recent high-profile federal programs indicate a growing opportunity within the extended learning market which encompasses before, after and summer school programs on the campus of public schools, or operated through the venue of organizations like the Boys & Girls Clubs of America. A recently posted web site, "www.afterschool.gov," summarizes many of the federal funding sources now available for this growing market segment. One significant driving force in this movement is the proven impact after-school programs have for decreasing juvenile crime. Part of the funding of the Boys & Girls Clubs of America is provided by the Department of Justice. Other indicators in this market include the federal government's 21st Century Community Learning Center program which has a budget of approximately $1.2 billion for the budget year 2001.

     PCS Designated Markets
     -----------------------

     Academy of Engineering and Edventures! Lab: Markets
     ----------------------------------------------------

     We have identified as our initial primary market for the Academy of Engineering traditional public and private schools and the after-school programs that are growing quickly across the United States. Widespread financial support for implementing school-based after-school programs is driving the growth of public school programs in this segment. To illustrate this growing trend, $100 million was allocated in 1998 by the DOE for public school-based afterschool programs. This number grew to $200 million 1999 and to an estimated $600 million in 2000. In addition, the growth of programs such as those offered by the Boys & Girls Clubs of America are further proof of the market need for this product. The US Department of Justice allocated a $40 million grant to the Boys & Girls Clubs of America in 1999 for the purpose of expanding and enhancing their programs. As a niche market, after school programs, on and off the campus of public schools (the Extended Learning Market) represent a potential market for PCS products.

     K-12 Market in International and US.   We have entered into a sales
agency agreement and product alliance relationship with Pitsco LEGO Dacta, a Pittsburg, Kansas based educational company that holds the non- exclusive distribution rights to LEGO Dacta product sales in the United States. Pitsco, established in 1966, has established a market presence and reputation in the school market place and now markets its own line of modular school labs as well as hundreds of other hands-on type products. The Academy of Engineering product complements the Pitsco existing product line. We are attempting to enter into a similar agreement with LEGO EDAcom Technologia based in Brazil and Portugal, for distribution of our Academy of Engineering product in those countries. We are also working towards alliances with LEGO counterparts in India, Hong Kong, Belgium and Germany.

     K-12 Schools in the State of Idaho. The K-12 school market in Idaho is unique marketing opportunity for PCS due to the funding of school purchases of our products by the J.A. & Kathryn Albertson Foundation which is currently funding a statewide technology initiative. PCS is a pre-approved vendor for this initiative and is driving a direct sales effort in Idaho to establish a strong reference network of Academy of Engineering sites using the program.
We anticipate that this network of reference sites will serve as a strong source of market feedback for continually improving the product, and is already serving as an excellent source of testimonials from teachers and administrators using the program. We have sold site licenses for 12 Academy of Engineering centers in the State of Idaho.

     Boys & Girls Clubs.   We are currently continuing our efforts to
distribute our Academy of Engineering products into the Boys and Girls Clubs. We installed an Academy of Engineering in the Ada County Boys & Girls Club in Garden City, Idaho . Funding for the program was secured from a local foundation (The Idaho Community Foundation). We have also installed an Academy of Engineering at the Rainier Vista Boys & Girls Club in Seattle, sponsored by the Microsoft Corporate Gifting Group. We are using these sites as reference sites and we are currently attempting to contact Boys and Girls Clubs nationwide. To date, clubs have evidenced a strong interest in the program due to an organization-wide mandate to implement educational programs
like the Academy of Engineering.    The funding cycle access to funds for
these programs are a significant factor in our ability to market the Academy of Engineering to Boys and Girls Clubs.

     Extended Learning Market.   In addition to the Boys & Girls Clubs of
America, additional non-school-based programs are increasing through such institutions as the YMCA, Community Learning Centers, and other sites such as Science Museums. PCS is currently working to establish reference sites in each of these markets and will follow a strategy similar to the one it is pursuing with the Boys & Girls Clubs of America. Progress to date in these market segments include a site license program currently being deployed at the Oregon Museum of Science and Industry in Portland (OMSI); a site license program to the Boise Downtown YMCA which is seeking funding through grant sources and a site license program to the Vista Neighborhood Community Center in Boise, also currently seeking funding.

     Edventures!.COM. Markets
     -------------------------

     Edventures!.COM is designed to provide a full-featured educational extension via the Internet to all students participating in PCS programs such as the Academy of Engineering. However, for families and students who do not have access to the Academy of Engineering program through a local site license, the program is available on a subscription basis for $7.95 per month.
 PCS describes the primary market for the current Edventures!.COM product as families with children ages six to 13 who have a strong interest in education. Further, this market can be divided into homeschool families and traditional families.

     Traditional Families. There are an estimated 46 million students currently attending K-12 schools across the U.S. The prime motivator for many of these students initially attracted to Edventures! is the attachment to the LEGO name and the integration of the LEGO based curriculum online. LEGO enjoys a large brand name recognition across the country, and is a significant brand and product to be identified with. We are attempting to market our products so as to take advantage of the Lego name recognition.

     The K-12 Partner Program.  We have recently developed a marketing
program known as the "K-12 Partners Program".   This program is a fund raiser
model in which participating schools promote the Edventures!.COM product through send-home materials, newsletter promotions and PCS demonstrations to groups such as PTA/PTO's. Utilizing a database driven tracking process, PCS logs all families enrolled through a partner program and shares back a portion of the subscription revenue to the school at the end of the school year.

     The PCS - ZapMe! Alliance Program. In addition to the K-12 Partner program, PCS has entered into a strategic alliance with ZapMe! (www.zapme.net), a San Ramon, CA, based company that is delivering complete computer lab and satellite connectivity solutions to Middle-Senior High schools free in exchange for permission to promote their partner programs and online teen-community. PCS has been chosen to be a content partner in which ZapMe! promotes Edventures!.COM in exchange for revenue sharing and the providing of certain amounts of free PCS content for their ZapMe! Netspace. PCS is expanding the Edventures!.COM product to provide additional content and services to appeal to the older ZapMe! students with a focus on technical and engineering education.

     ZapMe! will also be promoting the PCS name and the Academy of Engineering program in the schools in which it is present. ZapMe! has over 8,000 US schools currently signed up for its programs. PCS expects this alliance to build PCSEdventures!.COM, and Academy of Engineering name recognition through quarterly take-home CD distributions, display through the ZapMe! Netspace and other ZapMe! promotions done through e-mail and other venues.

     Crosswalk.COM and Homeschool Families. PCS is in the final stage of creating an alliance with Crosswalk.COM similar to the ZapMe arrangement, which will give Edventures!.COM exposure to all of Crosswalks HomeSchool subscribers. In addition to the more traditional families, research and current use of the program indicates that Edventures!.COM is an ideal product for the growing homeschool market, and provides an excellent segue between students in traditional and non-traditional environments.

     Other Alliances. PCS is also currently in various stages of creating revenue sharing strategic alliances with such firms as the PowerSchool, Co-Nect, HomeSchool Zone, Voyager, SmarterKids, ChildU, Children's Technology Group and several others. PowerSchool, Co-Nect and HomeSchool Zone are in the final agreement review stage. In addition, the Company is currently in discussions with corporate Radio Shack and corporate Target Stores for the purpose of distributing an Edventures.COM cd through those retailers at the point of sale cash registers. PCS is also currently considering the creation of a "private label" cd for both of these large retailers and a decision is expected to be reached during the 4th Quarter. The Radio Shack discussions also involve a new package which would include a LEGO kit and the Company is in discussions with LEGO USA to create this new retail pack.

     Edventures!.COM has been approved for state level funding for homeschool students in the states of California and Alaska. PCS is currently developing a promotional effort that will take advantage of this funding availability to promote the Edventures! program to the thousands of homeschool families in these states. In addition, Pitsco has been developing a sales channel into the homeschool market for several years now that can serve as a conduit for the Edventures!.COM product.

Marketing and Other Agreements.
-------------------------------

     Direct Sales Force. Currently, we have a direct sales force consisting four employees and thirty-two independent agents. This direct sales force markets our products and programs in a variety of methods to various users, providers and others.

     Lego Dacta and Pitsco Agreement. We have entered into a Marketing Agreement with Lego Dacta and Pitsco, LLC ("Pitsco") for the sale of our "The Academy of Engineering product. Pitsco is an educational company that holds the non-exclusive distribution rights to LEGO Dacta product sales in the United States. Pitsco, established in 1966, has established significant market presence and reputation in the school market place and now markets its own line of modular school labs as well as hundreds of other hands-on type
products.   We believe that the existing sales and marketing force of Pitsco, will greatly increase the opportunity for introduction of our "The Academy of Engineering" product across the country. As of the date of this Prospectus, Pitsco has sold four units of our The Academy of Engineering product.

     Burge Agreement.   We have entered into an agreement with Cathy Burge, an
independent contractor, on a non-exclusive basis, to develop business relationships between PCS and potential customers and vendors and to seek out suitable acquisitions. Ms. Burge is paid a weekly fee of $1,250 for her services which has included locating and negotiating the acquisition of Senior Driver, a company that offers the senior market a driving improvement course delivered over the web.

Competition.
------------

     Both the education marketplace and the Internet are highly competitive and rapidly evolving fields, and are expected to continue to undergo significant and rapid technological change. Other companies may develop products and services and technologies superior to our products which may result in our products and services becoming less competitive. We are aware of several development stage and established enterprises, including major telecommunications and computer software and technology companies, which are exploring the fields of online educational products and services or are actively engaged in research and development of products and services targeted at these fields. Many of these companies have substantially greater financial, manufacturing, marketing and technical resources than we have and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices, or higher quality and more cost effective, our business could be adversely affected.

     Edventures!.COM competes with Junior Net, Apollo, Zif Davis, MultiActive Education and Disney Daily Blast as subscription models ranging from $5.95 per month to $9.95 per month. However, none have the combination of program depth, interactivity, assessment of student project progress, portfolio building, monitored chat and safe communication environments that are standard features on Edventures!.COM at $7.95 per month.

     Cisco Systems sells a product called Networking Academy which is a vocation-technical IT engineering program. Autodesk is partnered with a program called Project Lead the Way that is a Cad/Engineering product as well. Other competitors include Graphics Academy and the Academy of Multi-Media, as well as educational manipulative distributors such as Fisher-Technic, Lasy and K'Nex.

     We believe that the hands-on project based learning market is growing both in terms of users and companies offering products and services in this field. Additional competitors of PCS include, but are not limited to, Aero Racers, AK Peters, DEPCO, Inc., General Robotics, Lab Volt Systems, Paxton-Patterson, OWI, Inc., Valiant Technology and Voyager. All of these firms offer some form of hands-on technical curriculum, some including deliverables, to the K-12 market.

     Potential Competitive Advantages
     ---------------------------------

     We believe that we potentially have certain competitive advantages which we will attempt to maximize in developing and effecting our business strategy. These potential advantages include the following:

     High barriers exist to entry. PCS' educational programs are unique and sophisticated. PCS' educational programs are innovative, unique and based on ten years of experience and product development. Barriers to entry for competitive products that are time tested are extremely high. Early and significant market penetration will guarantee a "first and best" name recognition for the types of educational services that PCS will deliver.

     Utilize the Internet as a delivery and support mechanism for the programs. By leveraging our extensive expertise in Internet technology, PCS achieves the following significant advantages: (1) a high level of program control; (2) the building of a significant data model regarding program usage; and (3) a direct channel to enrolled students who access the program at home. Each of these advantages provides tangible long-term benefits to the Company.

     Expand program offerings and distribute them via established program licensees. After implementing and proving a successful program model, PCS will utilize its established network of licensees to distribute additional programs designed to integrate seamlessly into the already deployed sites. This creates a long-term growth strategy that includes new and residual sales to an ever-growing list of existing licensees on an annual basis.

     Proliferate licensing of PCS programs by continuing to expand other educational market segments. PCS recognizes that the public schools and community organizations offering educational programs are the best choice for rapid expansion and capturing market share and visibility. Additional market segments will be attacked individually as PCS demonstrates program viability, market by market. By taking a long term strategic approach to market penetration, and maintaining a policy of solid strategic alliances for distribution, each PCS educational program will be an asset that will continue to generate growth and sales.

Sources and Availability of Raw Materials.
------------------------------------------

     None, not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

     We seek to protect our technology, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. Currently we use the following trade names: "PCS" (TM)"; "Academy of Learning"; "business"; and "Edventures". We intend to evaluate continually the appropriateness of seeking registration of additional product names and trademarks as they evolve.

     At the present time, we have not applied for any patents, nor do we have any patents pending. We anticipate that our products will not be the type for which patent protection will be sought. However, we may file for patent protection on certain aspects of our proprietary technology in the future.

     Our present or future products may be found to infringe upon the intellectual property rights of others. If our products were found to infringe on intellectual property rights of others, our development and sale of such products could be severely restricted or prohibited. In such eventuality we would be required to obtain licenses to utilize such patents or proprietary rights of others, for which acceptable terms may be unavailable. If we were not able to obtain such licenses, the development or sale of products requiring such licenses could be materially and adversely affected. In addition, we could incur substantial costs in defending against challenges to our patents or infringement claims made by third parties or in enforcing any patents we may obtain.

     Our PCS logo has been service/trade marked (#2213678) since December 29, 1998. Protection for this service/trademark is for a ten year period. We applied for a service/trademark (application #75-845244) for "PCS
Edventures!.COM" on November 30, 1999, and for a service/trademark (application #60-162284) for "Senior Driver" on October 28, 1999. We anticipate that these applications will be granted in the near future. Once granted, the protection is for a period of ten years.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

     None, not applicable.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     None, not applicable.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

     None, not applicable.

Research and Development Expenses.
----------------------------------

     Research and Development Expenses remained flat from $150,000 for fiscal year 2000 to fiscal year 2001. We incurred no additional research and development expenses during the last two quarters of fiscal year 2001 due to a lack of funding. However, we believe that continued investment in research and development will contribute to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

Number of Employees.
--------------------

     We employ approximately 20 full-time employees of which four are in sales, 12 are in design and project management, one in accounting and three are in administration and clerical. We will hire part-time and additional full-time employees on an "as-needed" basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 2.  Description of Property.
         ------------------------

     The Company leases its principal executive offices, at 1655 Fairview Avenue Suite #100, Boise, Idaho 83702. These offices consist of approximately 6,000 square feet of Class B office space. Rent obligations are $5,500/month in year one; $6,000/month in year two and an option to renew for one additional year (year 3) for $6,500 per month. This lease commenced on March 1, 2000 and expires on February 28, 2002, unless extended by PCS.

Item 3.  Legal Proceedings.
         ------------------

     We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to the Company's shareholders during the last quarter of our current fiscal year. See the heading "Business Development,"
Part I, Item 1, for informations regarding the last matter submitted to a vote of shareholders.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     Currently, there is no market for our common stock. Subject to compliance with applicable listing standards, we are in the process of attempting to qualify our common for quotation on the OTC Bulletin Board of NASD.

Recent Sales of Unregistered Securities.
----------------------------------------

     During the last three years, PCS Edventures!.com, Inc. sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended. No underwriting fee or other compensation was paid in connection with the issuance of shares except as described in Footnote 1. All of the shares listed as issued are calculated on a post split basis.

            Name                     Date          Shares       Consideration
                                                   Issued            Paid

James B.  Blair Pension
Trust                              12/17/97         20,000          100,000
Howell Trumbo                      12/17/97          2,000           10,000
Gretchen Klein                     12/17/97          3,000               (1)
Thomas E.  Zemlicka                12/17/97         22,000               (2)
James D.  Holladay                 12/17/97          8,000           40,000
Dawn Graves                        12/17/97          1,000            5,000
Robert O.  Grover                  12/17/97         20,000               (1)
Heidi Grover                       12/17/97            500               (1)
Sarah Kelly-Chase                  12/17/97          2,000               (1)
Steve Napolitano                   12/17/97          1,000               (1)
Saliesh Smith                      12/17/97          5,000               (1)
Suzanne Hass                       12/17/97            200               (1)
Janet Gibson                       12/17/97          2,000               (1)
Renee Slonaker                     12/17/97          2,000               (1)
David Chase                        12/17/97          5,000               (1)
David T.  Zemlicka                 12/17/97          1,000               (1)
Larry Chariton                     12/17/97          5,000               (1)
David Englund                      12/17/97          3,000               (1)
J.B. Evans                         12/17/97          1,000               (1)
Erica A. Compton                   12/17/97          5,000               (1)
Patrick Mitchell                   12/17/97          2,000               (1)
Jeffrey D. Craig                   12/17/97          5,000               (1)
James D. Baratta                   12/17/97          1,000               (1)
Michael K.D. Borella               12/17/97            500               (1)
Felipe James Dunn                  12/17/97            200               (1)
Charlotte Hahn                     12/17/97          1,000               (1)
Jason J. Paruta                    12/17/97          2,000               (1)
Gina L. Radtke                     12/17/97            500               (1)
Jennifer L. Urquhart               12/17/97            100               (1)
Sheryl Tolonen                     12/17/97            200               (1)
Allyson Tyrian                     12/17/97            500               (1)
Sean or Amy Adams                  12/17/97          2,000           10,000
John W.  Pannell                   12/17/97          3,000               (1)
Richard A.  Alva                   12/17/97          3,000               (1)
Adam H.  Dixon                     12/17/97             20               (1)
Justin R.  Mayfield                12/17/97            300               (1)
Tom M.  Medes                      12/17/97             20               (1)
Warren Black                       12/17/97          5,000               (1)
Andy Agar                          12/17/97          2,000           10,000
Jason Eddy                         12/17/97          1,000               (1)
Richard Wright                     12/17/97          1,000               (1)
Kelly Shepard                      12/17/97            500               (1)
Nathan Chen                        12/17/97            500               (1)
Kyle Albert                        12/17/97            550               (1)
Jon Claybaugh                      12/17/97             20               (1)
Andrew Hamblin                     12/17/97             20               (1)
Seth Duesman                       12/17/97             50               (1)
James Massey                       12/17/97             20               (1)
Len Anderson                       12/17/97            100               (1)
David Habben                       12/17/97             50               (1)
Robert A. Prindiville               1/29/98         20,000          100,000
Saliesh Smith                       1/29/98          5,000               (1)
Brent Fox                            3/9/98          6,667           50,000
MSC Corporation                      3/9/98          4,000           10,000
Saliesh Smith                        3/9/98          2,000               (1)
DJ Farley, fbo Profit
Sharing - FSB                        5/4/98          3,334               (2)
Robert or Jean Ritter,
Trustee                              9/1/98          2,000            5,000
Jim Ritter                           9/1/98          2,000            5,000
Frederick W.  Stohr                  9/1/98          2,000            5,500
Keith D.  Stein                      9/1/98         10,000           25,000
Lorentzen Family Trust               9/1/98          1,000            2,500
Sean or Amy Adams                    9/1/98            120              300
David Englund                        9/1/98          1,730               (1)
Cliff Davenport                      9/1/98         26,000           65,000
Robert A.  Prindiville               9/1/98         10,000           25,000
Saliesh Smith                        9/1/98          5,000               (1)
Anthony A.  Maher                    9/1/98            660               (1)
Anthony A.  Maher                   12/7/98         99,000           64,000
DJ Farley fbo Profit
Sharing - FSB                       12/7/98         40,000           20,000
Brent Fox                          12/15/98         20,000           10,000
Wayne F.  DeMeester                12/15/98         15,000            7,500
Ritter Family Trust                12/15/98         10,000            5,000
Jim Ritter                         12/15/98         10,000            5,000
Sam and Marilyn Trozzo,
Trustees                           12/15/98         20,000           10,000
David and Jama Fox                 12/15/98         20,000           10,000
Kit B.  Svee                       12/15/98         20,000           10,000
Jill M.  Svee                      12/15/98         20,000           10,000
Kerry Svee-Reif                    12/15/98         20,000           10,000
LJHS Company                       12/15/98         20,000           10,000
James V.  Hawkins                  12/22/98         20,000           10,000
Chris LaRocco                        4/7/99          5,000               (4)
David Chase                          4/7/99         20,000               (1)
Sam and Marilyn Trozzo,
Trustees                            5/19/99        140,000           35,000
Trozzo Charitable
Remainder                           5/19/99        100,000           25,000
William A.  Coolidge                5/19/99         60,000           15,000
Gayle F.  Anderson (FBO)            5/19/99         40,000           10,000
Jack and Barbara Monroe,
Trustee                             5/19/99         40,000           10,000
Gary Flack                          5/19/99         20,000            5,000
James D.  Holladay                  5/19/99         50,000           12,500
Robert E.  Ritter                   5/19/99         10,000            2,500
Terry and Sally Hanson              5/19/99         10,000            2,500
David and Jama Fox                  5/19/99         10,000            2,500
James V.  Hawkins                    6/3/99         40,000           10,000
Donald J.  Farley                    6/3/99         13,667               (2)
Richard E.  Bean                    6/22/99        100,000           25,000
D.J. Farley Profit Sharing
- FSB                               6/23/99         60,000           15,000
Malcolm Davenport                   6/23/99         20,000            5,000
Anthony A.  Maher                   6/23/99         60,000           15,000
Roy M. & Marian G.  Svee,
Trustees of  the Roy M.
and Marian
G. Svee Family Trust                6/23/99         40,000           10,000
Thomas E.  Zemlicka                 6/23/99         72,000               (2)
Sam and Marilyn Trozzo,
Trustees                            6/23/99         43,000               (4)
Ronald T. Davis, Trustee,
R.T.D.                              7/14/99         40,000           10,000
Brent Fox                           7/22/99         80,000           20,000
Richard Wright                      7/22/99         20,000               (1)
James R. or Norma J.
Nugent, Trustees                    7/22/99         80,000           20,000
Robert O. Grover                    7/22/99         79,480.2             (1)
Anthony A. Maher                    8/18/99         40,000               (1)
Donald J. Farley                    8/18/99         40,000               (2)
Roy M.  Svee                        8/18/99         40,000               (2)
Cliff Davenport                     8/18/99         40,000               (2)
Thomas E.  Zemlicka                 8/18/99         40,126               (2)
Richard E.  Bean                     9/1/99        100,000           25,000
Pat Mitchell                         9/1/99         15,000               (1)
Lorentzen Family Trust               9/1/99          6,000            1,500
Roy and Rose Borone,
Trustee                              9/1/99        100,000           25,000
Ranae Wenger                         9/1/99          5,000               (1)
Jennifer Dixon                       9/1/99          5,000               (1)
Bankers Investment Group,
Ltd.                                9/15/99        400,000          100,000
Roy and Marian Svee,
Trustees                            11/8/99         50,000           10,000
Ronald Everson                      11/8/99         92,000           23,000
Kent Christensen                    12/7/99         13,334               (1)
Robert O.  Grover                  12/17/99         15,000               (1)
Kent Christensen                   12/17/99         10,000               (1)
David Chase                        12/17/99         10,000               (1)
Patrick Mitchell                   12/17/99         10,000               (1)
Richard Wright                     12/17/99         10,000               (1)
Ranae Wenger                       12/17/99          3,000               (1)
Jennifer Dixon                      1/17/99          3,000               (1)
Andrew Hamblin                     12/17/99          2,000               (1)
Justin R.  Mayfield                12/17/99          4,000               (1)
International Capital
Group, Ltd.                        12/17/99         10,000               (4)
Roy and Marian Svee,
Trustees                           12/17/99         90,000               (2)
Donald J.  Farley, FSB fbo         12/17/99         60,000               (2)
Anthony A.  Maher                  12/17/99         60,000               (2)
Anthony A.  Maher                  12/20/99         40,000               (2)
Gayle Anderson, Trustee             4/17/00         37,037           27,777.75
Scott and Michelle LaBear,
Jt Wros                             4/17/00         22,222           16,666.50
Joseph R. Smith, IRA -
First Union Sec.                    4/17/00        100,000           75,000
Equity Advisors
International                       4/17/00         50,000           37,500
James R. Chapman                    4/17/00         97,778           73,333.50
Technology Literacy Group,
Inc.                                4/17/00         74,075           55,556.25
Cecil D. Andrus                     4/17/00        123,333.40            (2)
James R. Gaul                       4/28/00         74,074           50,000
Stewart I. Perim                    4/28/00         21,111           14,250
Peter S. Richards                   4/28/00         37,500           25,312.50
Shannon Soulsby                      5/5/00        100,000               (1)
Trent G. Rencher                     5/5/00        100,000           67,500
John E. Richards                     5/5/00         37,500           25,312
Ritter Family Trust                  6/2/00         10,000            6,750
Loretta I. Cook                     6/12/00          1,000               (3)
Mark E. Stutzman                    6/12/00          1,000               (3)
Thomas M. Tice                      6/12/00          1,000               (3)
Symbion, Ltd.                       6/12/00          9,000               (3)
Equity Advisors
International                       6/12/00          6,666               (3)
Halverson, Ronald and
Valerie, Co-Trustees                6/12/00         40,000           30,000
International Capital
Group Ltd.                           8/4/00         50,000               (4)
Douglas W.  Miller                   8/4/00          7,000               (3)
Dan Sevier                           8/4/00          1,000               (3)
Allan J. Kupczak                    9/15/00         66,667           50,000.25
Ryan Canning                        9/15/00          8,000            6,000
Gene R. and Sara A.
Whitlow Family Trust                9/15/00         12,000            9,000
Robert F. and Betty C.
Mitchell                            9/15/00         53,333           39,999.75
Kevin Denison                       9/15/00         12,000            9,000
Mark E. Urness                      9/15/00         33,333           24,999.75
Dwayne J. Denison                   9/15/00         13,000            9,750
Evan Hathaway                       9/15/00         72,000           54,000
Reed J. Bowen, Jr.                  9/15/00         72,000           54,000
Kirk J. Moser                       9/15/00         23,266           17,449.50
International Capital
Group Ltd.                          9/15/00          5,000               (4)
Joseph R. Smith IRA -
First Union Sec.                    9/15/00         50,000           37,500
Jerry H.  Canning                   9/15/00          8,000            6,000
Andrew Aeling fbo-First
Trust Corp.                         9/15/00          6,667            5,000.25
Thomas K. and Liesbeth L.
Benedict                            9/15/00         12,000            9,000
Mark S.  Boland                     9/15/00         12,000            9,000
Charles L.  Bradley                 9/15/00         16,000           12,000
Thomas S.  Brower                   9/15/00          4,000            3,000
Trevor Brown, Inc.
Pension Plan                        9/15/00         12,000            9,000
Trevor Brown, Inc.
Pension Plan                        9/15/00          6,667            5,000.25
John C.  Bult Trust                 9/15/00          6,000            4,500
Judy Conger Calder                  9/15/00          2,000            1,500
Coghlan Family Corporation, John
R. Coghlan, President               9/15/00         30,000           22,500
Coogan Family Ltd.  P/S,
John S. Coogan, Jr., Gen.           9/15/00         12,000            9,000
Carl S. Derwig                      9/15/00         10,000            7,500
John Duda                           9/15/00         50,000           37,500
Daniel T. Gluch                     9/15/00          8,400            6,300
Thomas R. and Anita L. Gluch        9/15/00          4,000            3,000
Greeley Orthodontic Center
Profit Sharing                      9/15/00         12,000            9,000
Walter Hinckfoot, Jr. Living Trust  9/15/00         14,000           10,500
Walter Hinckfoot, Jr. Living Trust  9/15/00         10,000            7,500
Donald Ingalls, Trustee             9/15/00          6,667            5,000.25
Jensen Orthodontic Center-Profit
Sharing                             9/15/00         15,000           11,250
Jeffrey E.  and Miriam M. Joyce     9/15/00         12,000            9,000
Kimball Family Trust                9/15/00         60,000           45,000
Geoffrey Kopecky                    9/15/00         12,000            9,000
Armand LaSorsa fbo - First Trust
Corp.                               9/15/00          8,000            6,000
Leon and Elba Manfredi              9/15/00          6,000            4,500
Mechling Family Trust               9/15/00         12,000            9,000
John Montfort                       9/15/00         26,667           20,000.25
Norman R. Morris Living Trust       9/15/00         10,000            7,500
Robert G.  Niederkom Irrevocable
Trust                               9/15/00         20,000           15,000
Diana Nichols                       9/15/00         13,333            9,999.75
Clifford Nichols fbo - First Trust
Co.                                 9/15/00         16,000           12,000
Dennis R.  Shinn and Karen Brilland 9/15/00         12,000            9,000
Henry and Nellie M. Stuit Revocable
Trust                               9/15/00         12,000            9,000
Diane Stump                         9/15/00          6,000            4,500
Mike Vander Plaats fbo -
First Trust Co.                     9/15/00          4,000            3,000
Robert Wegner fbo - First Trust Co. 9/15/00         16,000           12,000
Michael H.  Yokoyama and Jaye S.
Venturi                             9/15/00         12,000            9,000
Douglas W.  Miller                 10/16/00          4,948               (3)
Dan Sevier                         10/16/00          1,057               (3)
Tom Donovan                        10/16/00          4,000               (3)
Thomas E.  Thompson                10/16/00          2,316               (3)
Symbion, Ltd.                      10/16/00          5,133               (3)
Loretta I.  Cook                   10/16/00            500               (3)
Thomas M.  Tice                    10/16/00            567               (3)
Ryan Cravens                       10/16/00            942               (3)
James Boston                       10/16/00            537               (3)
John G.  Ariko, Jr. Revocable
Living Trust                       10/16/00         20,000           15,000
Richard K. and Polly L. Ball, Co-
Trustees                           10/16/00          6,000            4,500
Marcella D. Barnhort, Trustee      10/16/00         12,000            9,000
Barr Asset Family Ltd. Partnership 10/16/00          3,000            2,250
Ron C.  Berg                       10/16/00          2,000            1,500
Alan and Leslie Berlinberg,
Trustees                           10/16/00          6,667            5,000.25
Jeffrey T. Canning                 10/16/00          4,000            3,000
Joseph L. Draskovich, First Trust
Corp. fbo                          10/16/00         10,000            7,500
Robert L. and Connie T. Dye        10/16/00         12,000            9,000
Robert D. and Rita Y. Ervin, Co-
Trustees                           10/16/00         12,000            9,000
David R. and Alice M. Evers        10/16/00         16,000           12,000
Todd Gluch                         10/16/00          1,333.33         1,000
Josie Gluch                        10/16/00          1,333.33         1,000
Tyra Gluch                         10/16/00          1,333.33         1,000
D.  Hall Investments, L.L.C.       10/16/00          8,000            6,000
Ronald and Valerie Halverson, Co-
Trustees                           10/16/00         35,000           26,250
Frederick Z. Herr                  10/16/00         30,000           22,500
Robert E.  Hinman                  10/16/00          3,000            2,250
Vance L.  Kalcic                   10/16/00          8,000            6,000
Charles Kovaleski, First Trust
Corp. fbo                          10/16/00         10,000            7,500
Chuck Leal                         10/16/00          7,000            5,250
Steven Levy                        10/16/00          8,000            6,000
R.C. Luker Construction Defined
Benefit fbo                        10/16/00         12,000            9,000
Leon and Elba Manfredi             10/16/00          4,000            3,000
Mechling Family Trust              10/16/00          4,000            3,000
Richard T.  Press, First Trust
Corp. fbo                          10/16/00         13,096            9,822
Ratliff Investments                10/16/00         10,000            7,500
Karen G. Reardon                   10/16/00          5,000            3,750
Robert E.  Rigert                  10/16/00          5,000            3,750
Hazen A. and Joseph Sandwick
Revocable Trust                    10/16/00         12,000            9,000
Annette Simons and Mark Sullivan   10/16/00          4,000            3,000
Stephen G. Smith                   10/16/00         10,000            7,500
Swiss American, Inc.               10/16/00         67,000           50,250
Thomas E. Thompson                 10/16/00         43,333           32,499.75
Bruce Unsworth, First Trust Corp.
fbo                                10/16/00         12,000            9,000
John R. Ureel                      10/16/00         12,000            9,000
Jerome T. Usails, First Trust
Corp. fbo                          10/16/00         33,392           25,044
Mike Vander Plaats fbo - First
Trust Co.                          10/16/00          2,666.67         2,000
Robert and Sally Veazey            10/16/00          4,000            3,000
Johnny Warren                      10/16/00          4,000            3,000
Gary R. Weber, Trustee             10/16/00          6,000            4,500
Steve Womack                       10/16/00         10,000            7,500
Daniel Andrzejek, First Trust Corp.
 fbo                               10/16/00          5,333.33         4,000
Don M. Barnes                      10/16/00          6,000            4,500
Trace G.  Barnes                   10/16/00          6,000            4,500
Brian Dusseault, First Trust Corp.
 fbo                               10/16/00          3,600            2,700
Ralph M. and Rita J. Eisenmann,
Trustees                           10/16/00          4,000            3,000
George R. Jarkesy, Jr.             10/16/00          6,700            5,025
Armand LaSorsa fbo - First
Trust Corp.                        10/16/00          8,000            6,000
Fred L.  Prevost                   10/16/00         20,000           15,000
Allen Reuben, M.D. P.A.            10/16/00          6,000            4,500
Dan Sevier                         10/16/00          4,000            3,000
Ilene Canning                      10/16/00          4,000            3,000
Nathan Pugmire                     10/16/00         20,000           15,000
Richard F.  Schmidt                10/16/00         50,000               (4)
Loretta I.  Cook                   10/16/00         10,000              100
Steve Cook                         10/16/00            505                5.05
Ryan Cravens                       10/16/00          6,089               60.89
Lois C.  Hull                      10/16/00          1,405               14.05
Nerese S. Crayton                  10/16/00          1,405               14.05
Randy P.  Masciarelli              10/16/00            703                7.03
Douglas W.  Miller                 10/16/00         29,869              298.69
Mark Miller                        10/16/00          3,000               30.00
Dan Sevier                         10/16/00         35,670              356.70
Frank S.  Mascari                  10/16/00            500                5.00
Richard D.  Simpson                10/16/00          2,810               28.10
Eric M.  Tice                      10/16/00            400                4.00
Lauren M.  Tice                    10/16/00            400                4.00
Thomas M.  Tice                    10/16/00         10,019              100.19
Symbion Ltd.                       10/16/00         56,670              566.70
Thomas E. Thompson                 10/16/00         16,653              166.53
Debbie A. Tice                     10/16/00            703                7.03
Tammy Deboe                        10/16/00            703                7.03
Mary DeMarco                       10/16/00            703                7.03
Roy and Marian Svee, Co-Trustees   10/16/00        500,000               (5)
Anthony A.  Maher                  10/16/00        500,000               (5)
Donald J. Farley                   10/16/00        500,000               (5)
George R.  Jarkesy, Jr.            10/16/00        100,000               (4)
Nathan and Kristen Pugmire          11/2/00         37,037           27,777.75
Russell B.  Geyser                  11/2/00         50,000               (6)
Russell B.  Geyser                  11/2/00         50,000               (6)
Russell B.  Geyser                  11/2/00         30,000               (6)
Russell B.  Geyser                  11/2/00         30,000               (6)
Russell B.  Geyser                  11/2/00         15,000               (6)
Cliff Papik                         11/2/00         10,000               (6)
Elaine Montemarano                  11/2/00         10,000               (6)
Jeff Block                          11/2/00          5,000               (6)
Art Beroff                          11/2/00        100,000               (4)
Art Beroff, Custodian for David
Beroff                              11/2/00         12,500               (4)
Art Beroff, Custodian for Ilana
Beroff                              11/2/00         12,500               (4)
Frank S.  Mascari                   11/2/00          6,448               64.48
James Boston                        11/8/00          3,015               30.15
George R.  Jarkesy, Jr.             11/8/00          8,291               82.91
International Capital Group Ltd.    11/8/00          7,200               72.00
Brent Fox                          12/20/00         22,222           15,000

(1) These shares of common stock were issued to employees for services at the rate of $5.00 per share.

(2) These shares of common stock were issued to members of the Board of Directors at the rate of $0.25 per share.

(3) These shares of common stock were issued to employees of Capital Growth for commissions at the rate of $0.75 per share.

(4) These shares of common stock were issued as a result of several consulting agreements with rates ranging from $0.25 per share to $0.75 per share.

(5) These shares of common stock were issued to members of the Board of Directors for services at the rate of $0.25 per share.

(6) These shares of common stock were issued for the purchase of the assets of Senior Driver at the rate of $0.25 per share.


Holders.
--------

     As of March 31, 2001, there were 12,383,959 shares of common stock outstanding, this number does not include 5,000 shares that the Company believes were issued in error, and approximately 352 stockholders of record.

Dividends.
----------

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     For the near-term, we have two objectives. First, it is our intent to focus our marketing efforts to increase sales of our Academy of Engineering Lab and our Edventures! Lab. We are working with a local public relations firm to increase corporate, brand, and product awareness. In addition, we've recently launched an updated version of our Edventures!.com subscription website. We've engaged in several joint-ventures to market our subscription model to various target markets which we've identified. Our second objective involves our ongoing commitment to product development. We've dedicated resources to curriculum and content development. It is our desire to remain on the leading edge of project-based learning within the education marketplace.

Results of Operation
--------------------

Results and Comparison for Fiscal Years

     Fiscal year ended March 31, 2001 resulted in a net loss of ($2,681,361). This net loss is an increase of ($1,748,245), or 187%, from the net loss for fiscal year 2000 of ($933,116). The Basic and Diluted Loss per Share for fiscal year 2001 is ($0.26), as compared to a loss per share of ($0.14) for fiscal year 2000. This increase in loss per share of ($0.12), or 86%, results from two components (1) an increase in our overall net loss, ($0.27)/share, and (2) an increase in the number of shares outstanding, $0.15/share. Details of changes in revenues and expenses can be found below.

Revenues

     Revenues of $255,717 for fiscal year 2001 were down from revenues of $260,189 for fiscal year 2000 by $4,472, or 1.7%. This slight decrease is due to an insignificant drop in demand for our Labs.

Cost of Goods Sold/Cost of Sales

     Cost of Goods Sold increased $29,740, or 46%, from fiscal year 2000, $64,246, to fiscal year 2001, $93,986. This increase is due to a combination of supplier price increases, costs incurred by us for a test lab in the Chicago area, and costs for additional materials to accompany our site license.

Operating Expenses

     Operating expenses increased by $1,708,277, or 156%, from fiscal year 2000, when operating expenses were $1,096,247 to fiscal year 2001 when operating expenses were $2,804,524. This increase is due primarily to a charge taken for common stock issued as payment for services to our Board of Directors. In addition, we experienced a slight increase in personnel and operating costs.

Liquidity.
----------

     As of the fiscal year ended March 31, 2001, the Company had $4,654 is Cash, with total current assets of $153,483 and total current liabilities of $637,962. The Company has a stockholders' deficit of ($268,154).

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          March 31, 2001 and 2000

          Independent Auditors Report

          Consolidated Balance Sheet - March 31, 2001

          Consolidated Statements of Operations for the years ended March 31, 2001 and 2000

          Consolidated Statements of Stockholders' Equity (Deficit)

          Consolidated Statements of Cash Flows
          for the Years Ended March 31, 2001 and 2000

          Notes to Financial Statements

                    PCS EDVENTURES!.COM, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2001

C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . 6

Consolidated Statements of Stockholders' Equity (Deficit). . . . . . . . 7

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 9

Notes to the Consolidated Financial Statements . . . . . . . . . . . .  11

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
PCS Edventures!.COM, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheet of PCS Edventures!.COM, Inc. as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCS Edventures!.COM, Inc. as of March 31, 2001 and the consolidated results of their operations and their cash flows for the years ended March 31, 2001 and 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has accumulated significant losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.


/S/HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
May 26, 2001

                    PCS EDVENTURES!.COM, INC.
                    Consolidated Balance Sheet

                              ASSETS

                                                            March 31,
                                                             2001
CURRENT ASSETS

     Cash                                                   $   4,654
     Accounts receivable, net (Note 1)                         24,222
     Prepaid expenses (Note 11)                               124,607

          Total Current Assets                                153,483

FIXED ASSETS (NET) (Note 3)                                   164,880

OTHER ASSETS

     Prepaid expenses (Note 11)                                48,459
     Deposits                                                   7,000

          Total Other Assets                                   55,459

          TOTAL ASSETS                                      $ 373,822

                    PCS EDVENTURES!.COM, INC.
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,
                                                              2001

CURRENT LIABILITIES

     Accounts payable                                       $ 161,260
     Notes payable - related parties (Note 5)                 130,132
     Notes payable (Note 6)                                   145,243
     Bank overdraft                                            35,296
     Wages payable                                             22,268
     Payroll taxes payable                                     18,006
     Accrued interest                                           6,654
     Accrued contingencies                                      1,938
     Accrued expenses                                          87,380
     Unearned revenue                                          29,785

          Total Current Liabilities                           637,962

LONG-TERM DEBT

     Notes payable (Note 6)                                     4,014

          Total Long-Term Debt                                  4,014

          Total Liabilities                                   641,976

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized 50,000,000
      shares; 12,383,959 shares issued and outstanding     21,247,795
     Accumulated deficit                                  (21,515,949)

          Total Stockholders' Equity (Deficit)               (268,154)

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIT)                                     $     373,822

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Operations

                                                      For the Years Ended
                                                           March 31,
                                                   2001             2000
REVENUE                                          $  255,717    $  260,189

COST OF GOODS SOLD                                   93,986        64,246

GROSS PROFIT                                        161,731       195,943

OPERATING EXPENSES

 Research and development costs                     150,000       150,000
 Depreciation expense                                69,226        60,709
 General and administrative                       2,585,298       885,538

  Total Operating Expenses                        2,804,524     1,096,247

OPERATING LOSS                                   (2,642,793)     (900,304)

OTHER INCOME AND EXPENSES

 Interest expense                                   (41,187)      (21,700)
 Interest income                                      2,619           153
 Realized gain on sale of asset                           -         3,900
 Loss on disposition of asset                             -       (15,165)

  Total Other Income and Expenses                   (38,568)      (32,812)

NET LOSS                                  $       (2,681,361)$   (933,116)

BASIC AND DILUTED LOSS PER SHARE (Note 1) $            (0.26)$      (0.14)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               10,148,792    6,547,462

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
    Consolidated Statements of Stockholders' Equity (Deficit)

                                        Common Shares          Accumulated
                                        Shares      Amount       Deficit
Balance, March 31, 1999                4,936,812  $17,381,787    $(17,901,472)

Stock issued for cash at
 $0.35 per share                       2,014,518      707,375               -

Stock issued for conversion
 of debt at $0.43 per share              551,778      236,500               -

Stock issued for services at
 $0.25 per share                         746,628      186,656               -

Contribution of interest to capital            -       16,449               -

Fractional shares                         (2,022)        (505)              -

Net loss for the year ended
 March 31, 2000                                -            -        (933,116)

Balance, March 31, 2000                8,247,714   18,528,262     (18,834,588)

Common stock issued for services at
 an average price of $0.52 per share     450,237      232,422               -

Warrants granted below market value
 and exercised for cash at $0.75 per
 share                                   203,161      152,371               -

Stock offering costs                           -     (150,339)              -

Common stock issued for prepaid
 services at $0.71 per share             100,000       71,000               -

Common stock issued to board members
 for services at $0.71 per share       1,500,000    1,065,000               -

Options granted below market value             -       84,463               -

Common stock issued for cash at $0.75
 per share                             1,599,588    1,199,691               -

Stock offering costs                           -     (143,075)              -

Common stock issued to purchase assets
 at $0.75 per share                      200,000      150,000               -

Balance Forward                       12,300,700  $21,189,795    $(18,834,588)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                        Common Shares          Accumulated
                                        Shares      Amount       Deficit
Balance Forward                       12,300,700  $21,189,795    $(18,834,588)

Common stock issued for note
 consideration at $0.75 per share         24,000       18,000               -

Common stock issued for conversion of
 warrants at $0.67 per share              59,259       40,000               -

Net loss for the year ended
 March 31, 2001                                -            -      (2,681,361)

Balance, March 31, 2001               12,383,959  $21,247,795    $(21,515,949)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Cash Flows

                                                For the Years Ended
                                                     March 31,
                                                 2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                        $(2,681,361)   $ (933,116)
 Adjustments to reconcile net (loss) to net cash
 used by operating activities:
  Depreciation                                        69,226        60,709
  Loss on disposition of assets                            -        11,265
  Common stock issued for services                 1,399,885       186,656
  Allowance for bad debt                                 750             -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable         (23,654)        8,608
  (Increase) decrease in prepaid expenses           (102,066)         (160)
  (Increase) decrease in inventories                     525             -
  (Increase) decrease in notes receivable              4,100        (4,100)
  Increase (decrease) in accounts payable and
   accrued liabilities                                37,530        67,977
  Increase (decrease) in interest payable             (2,003)        5,551
  Increase (decrease) in commitments and
   contingencies                                     (48,164)        1,034
  Increase in unearned revenue                        29,785             -

   Net Cash (Used) by Operating Activities        (1,315,447)     (595,576)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                             (3,255)            -
 Proceeds from sale of fixed assets                        -         5,600

   Net Cash Provided (Used) by Investing Activities   (3,255)        5,600

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft               (14,956)         (367)
 Proceeds from related parties                       166,522             -
 Payments to related parties                         (75,506)            -
 Net payments on long-term debt                      (13,979)      (58,714)
 Proceeds from long-term debt                         84,502           171
 Stock offering costs paid                          (143,075)            -
 Proceeds from common stock                        1,241,723       707,375

   Net Cash Provided by Financing Activities       1,245,231       648,465

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (73,471)       58,489

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        78,125        19,636

CASH AND CASH EQUIVALENTS AT END OF YEAR           $   4,654   $    78,125

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
        Consolidated Statements of Cash Flows (Continued)

                                                For the Years Ended
                                                     March 31,
                                                 2001             2000
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                  $    18,000      $ 236,500
 Common stock issued for services               $ 1,399,885      $ 186,656
 Common stock issued for fixed assets           $   150,000      $       -

Cash Paid For:

 Interest                                       $    39,184      $   2,145
 Income taxes                                   $         -      $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

       The consolidated financial statements presented are those of PCS Edventures!.COM, Inc. (formerly PCS Education Systems, Inc.) (the Company), an Idaho Corporation and its wholly-owned subsidiary, PCS Schools, Inc., an Idaho corporation. On August 3, 1994, the Company was incorporated under the laws of Idaho to engage in web-based and site-licensable educational products.

       In October 1994, an agreement was authorized allowing the Company to exchange, on a one-to-one basis, common stock for stock of PCS Schools, Inc. This agreement made PCS Schools, Inc. a wholly-owned subsidiary of the Company.

       On March 27, 2000, the Company changed its name from PCS Education Systems, Inc. to PCS Edventures!.COM, Inc.

       The Company has authorized 50,000,000 shares of no par value common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

       b.  Cash Equivalents

       The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalents.

       c.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       d.  Provision for Taxes

       At March 31, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $6,205,000, which will expire in 2021. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryfowards which could be utilized. No tax benefit had been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Provision for Taxes (Continued)

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                 For the Years Ended
                                                       March 31,
                                                   2001         2000

           Income tax benefit at statutory rate   $ 522,681   $ 354,584
           Change in valuation allowance           (522,681)   (354,584)

                                                  $       -   $       -

       Deferred tax assets (liabilities) are comprised of the following:

                                                   For the Years Ended
                                                        March 31,
                                                    2001         2000

           Income tax benefit at statutory rate    $ 2,357,884  $ 1,835,203
           Change in valuation allowance            (2,357,884)  (1,835,203)

                                                   $         -  $         -

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for the Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

       e.  Revenue Recognition

       The Company recognizes revenues as required by Staff Accounting Bulletin 13-A1. The Company recognizes revenues relating to the Academy of Engineering (AOE) lab and the Edventures! lab site licenses over the 1-year term of the license beginning when the physical lab equipment and the license has been delivered.
       Subsequent sales of AOE or Edventures! lab licenses are recorded on the sale of the license and recognized over a 1 year time period to revenue. Each lab license is for a period of 1 year from the date of the renewal. The Company recognizes revenues relating to the subscriptions sold to their edventures.com website on a monthly basis. Revenues relating to other activities such as education services delivered are recognized when the services are rendered. If a customer decides to discontinue the use of the products, the customer must return all of the information received except for the physical lab equipment. Additionally, the customer will not have access to the license when the contract is terminated. The Company does not have an obligation to refund any portion of the proceeds received for either the sale of the AOE lab license or the subsequent renewals of the licenses.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Concentrations of Risk

       Accounts Receivable

       The accounts receivable are from a diverse customer base. The Company provides credit in the normal course of business to customers. Accounts deemed uncollectible have been charged against the allowance. The Company does not obtain collateral with which to secure its accounts receivable. An allowance for doubtful accounts of $750 has been established at March 31, 2001.

       g. Basic and Diluted Loss Per Share

       The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted loss per share is equal to basic loss per share as the result of the antidilutive nature of the stock equivalents. The Company has excluded 1,320,000 potential common stock equivalents from the calculation of basic loss per share.
                                                    For the Years Ended
                                                         March 31,
                                                    2001         2000

       Basic loss per share from operations:
       Numerator - loss                            $(2,681,361) $ (933,116)
       Denominator - weighted average number
         of shares outstanding                      10,148,792   6,547,462

       Loss per share                              $     (0.26) $    (0.14)

       h.  Research and Development

       All amounts expended for research and development are charged to expense as incurred. The Company expensed $150,000 and $150,000 as research and development for the years ended March 31, 2001 and 2000, respectively.

       i.  Recent Accounting Standards

       The Company has adopted the provisions of FASB Statement No. 138 "Acccounting for Certain Derivative Instruments and Hedging
       Activities, (an amendment of FASB Statement No. 133.)"   Because the
       Company had adopted the provisions of FASB Statement No. 133 prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

       The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. it does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

       The Company has adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". The adoption of this bulletin had no material effect on the Company's consolidated financial statements.

NOTE 3 -   FIXED ASSETS

       Automobile, computer equipment and education asset software have 5-year lives. Office equipment has a 7-year life. Depreciation is computed using the straight-line method. Assets and depreciation for the period are as follows:

                                                            March 31,
                                                             2001

        Computer equipment                           $            342,062
        Office equipment                                           54,638
        Education assets and software                             278,886
        Accumulated depreciation                                 (510,706)

                  Total Fixed Assets                 $            164,880

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 3 - FIXED ASSETS (Continued)

        Depreciation expense for the years ended March 31, 2001 and 2000 was $69,226 and $60,709, respectively.

NOTE 4 - COMMON STOCK TRANSACTIONS

        On March 27, 2000, the Company implemented a 1-to-5 reverse stock split. The consolidated financial statements reflect the effects of the reverse split.

        On October 16, 2000, the Company issued 200,000 shares of restricted common stock valued at $0.75 per share in exchange for assets known as Senior Driver of Simple Training, LLC, a company that created instructional content by which senior citizens can take driving courses online to decrease their insurance costs. It is the Company's intent to develop further the assets purchased.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

        Notes payable - related parties consisted of the following at March 31, 2001:

        Notes payable to the President bearing interest
         at 10% per annum, all unpaid principal and
          interest due June 30, 2001                           $   130,132

        Less: current maturities                                  (130,132)

        Long Term Portion - Notes Payable - Related Parties    $         -

        Annual maturities of long-term debt are as follows:

                Years Ending
                   March 31,                                 Amount

                      2002                                     $   130,132

                                                               $   130,132

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000

NOTE 6 - NOTES PAYABLE

       Notes payable consisted of the following at March 31, 2001:

       Note payable to a bank bearing interest at 18.34% per
        annum, with monthly payments of $1,175 due on the 5th
        of each month, unsecured.                                 $47,004

       Note payable to a bank bearing interest at 10.50%
        with payments due on demand, unsecured.                    25,440

       Notes payable to three individuals bearing interest at
        12.00% per annum, with payment due on demand, unsecured.   55,000

       Note payable to a company bearing interest at 18.50%,
        with monthly payments of $1,468, due September 2002,
        unsecured.                                                 21,813

       Total notes payable                                        149,257

       Less: current maturities                                  (145,243)

                    Long Term - Notes Payable                  $    4,014

       Annual maturities of long-term debt are as follows:

               Years Ending
                  March 31,                                 Total

                      2002                           $            145,245
                      2003                                          4,014

                                                     $            149,257

NOTE 7 - COMMITMENTS AND CONTINGENCIES

       Operating Lease Obligation

       The Company leases its office under a non-cancelable lease agreement accounted for as an operating lease expiring through December 2003.

       Minimum rental payments under the non-cancelable operating lease is as follows:

            Years ending
               March 31,                                     Amount

                  2002                               $             66,000
                  2003                                             66,000
                  2004                                             49,500
           All other years                                         -

           Total                                     $            181,500

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 7 -   COMMITMENTS AND CONTINGENCIES (Continued)

       Rent expenses were approximately $68,134 and $57,000 for the years ended March 31, 2001 and 2000, respectively.

NOTE 8 -   GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to increase sales through various marketing joint ventures. In the interim, the Company plans to continue offerings of its common stock to raise the capital it needs to pay its operating costs.

NOTE 9 -  DILUTIVE INSTRUMENTS

        a.  Stock Options

        The Company applied Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

        FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84% to 93% percent for all years; risk-free interest rates of 6% and expected lives of 3 years.

                                           For the Years Ended
                                                March 31,
                                           2001           2000
       Net loss:
           As reported                     $ (2,681,361)$ (933,116)
           Pro Forma                         (3,121,178)  (956,116)

       Net loss per share:
           As reported                     $      (0.26)$    (0.14)
           Pro Forma                              (0.31)     (0.15)

       During the initial phase-in period of SFAS No. 123, the effect of pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional options could be granted each year.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 9 -   DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

       The Company has granted the following options as of March 31, 2001:

                             Date of   Exercise   Exercise  Amount  Expiration
        Description           Grant     Number     Price   Exercised   Date

        1) Employee           2-05-00    50,000    $ 0.75         -   2-05-03
        2) Officers/directors 4-20-00   600,000    $ 0.75         -   4-20-03
        3) Employee           6-01-00    45,000    $ 0.75         -   6-01-03
        4) Consultant         9-20-00   200,000    $ 0.50         -   9-20-03
        5) Employees          9-01-00   200,000    $ 0.75         -   9-01-03
        6) Director          10-01-00   200,000    $ 0.75         -  10-01-03
        7) Employee          01-05-01    25,000    $ 0.75         -   1-05-04

                                      1,320,000

                                      Risk-Free
                              Fair    Interest   Expected  Expected  Expected
        Description           Value     Rate       Life   Volatility Dividends

        1) Employee           $0.46     6.05%       3       92.82%         0
        2) Officers/directors $0.46     6.15%       3       91.32%         0
        3) Employee           $0.46     6.15%       3       92.82%         0
        4) Consultant         $0.42     6.15%       3       89.37%         0
        5) Employees          $0.52     6.21%       3       85.69%         0
        6) Director           $0.52     6.21%       3       84.39%         0
        7) Employee           $0.52     6.21%       3       84.39%         0

        On January 19, 2000, the Company authorized the issuance of options to any individual board member or key management personnel to purchase 800,000 shares of the Company's common stock at a price of $0.75 per share. On February 5, 2000, the Company granted 50,000 of these options to an employee.

        On April 20, 2000, the Company granted 600,000 options to officers and directors out of the 800,000 authorized on January 19, 2000. On October 1, 2000, the Company granted the remaining 150,000 options authorized to a director. All of the option exercise prices are $0.75 per share with a fair value determined by Black Scholes of $0.46 and $0.52, respectively.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 9 - DILUTIVE INSTRUMENTS (Continued)

        a.  Stock Options (Continued)

        On April 20, 2000, the Company authorized the granting of 400,000 options to employees and directors. On June 1, 2000, the Company granted 45,000 options to an employee. On September 1, 2000, the Company granted 200,000 options to four employees. On October 1, 2000, the Company granted 50,000 options to a director. On January 5, 2001, the Company granted 25,000 options to an employee. On March 31, 2001, the Company had not granted 80,000 options. Each option granted has an exercise price of $0.75 per option and a 3-year life with a fair value determined by Black Scholes of $0.46, $0.52, $0.52 and $0.52, respectively.

        On September 22, 2000, the Company authorized the granting of 250,000 options to employees and directors of the Company with exercise prices of $0.75 and a 3-year life. None of these options have been granted.

        b.  Warrants

        From November 1, 1999 to March 27, 2000, the Company issued 733,518 detachable warrants allowing the holder to purchase a certain number of shares. The total warrants granted amounted to 733,518 shares at an exercise price of $0.675 per share for 12 months from the issue date or 30 days after any reverse stock split. The Company did not recognize any compensation expense due to the grant price exceeding the market price on the date of issuance.

        On April 27, 2000, three individuals were granted a total of 56,750 warrants which were converted into 31,750 shares of common stock. The conversion rate was $0.675 per share and as such, no compensation expense was recorded because the grant price exceeded the market value.

        On September 15, 2000, the Company granted warrants allowing the holders to purchase 342,831 shares of the Company's common stock. The warrants are exercisable at a price of $0.01 per share for two years. On September 15, 2000, 203,161 warrants were converted into shares of common stock. The fair value of the warrants was $150,339 and was recorded as a stock offering cost, because the warrants were issued to individuals who raised funds for the Company.

NOTE 10 - RELATED PARTY TRANSACTIONS

        On August 19, 1999, the President of the Company was issued 40,000 shares of common stock for services valued at $10,000.

        On December 17, 1999, the President of the Company was issued 60,000 shares of common stock for services valued at $15,000.

        On December 20, 1999, the President of the Company was issued 100,000 shares of common stock for services valued at $25,000.

        On September 22, 2000, the President of the Company was issued 500,000 shares of common stock for services valued at $355,000.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 11 -SUBSEQUENT EVENTS

        Stock Issuances

        The Company issued 100,000 shares of common stock for the conversion of debt of $25,400 to an attorney.

        The Company issued 67,025 shares of common stock for the exercise of warrants valued at $0.75 per share. Total cash received was $670. The balance of $49,599 was accounted for as a stock offering cost.

        Private Placement Memorandum

        The Company authorized a private placement offfering memorandum
        (PPM) for $100,000 minimum and a maximum of $750,000. The Company has pledged all of its tangible and intangible assets as security for any amounts raised. The offering is to be sold in units of $1,000 each. Each unit consists of a twelve-month promissory note bearing interest at 8%, payable quarterly in arrears. The PPM also provides for the Company to grant up to 337,500 warrants exercisable six months after the close of the PPM at $0.01 per share. The Company has raised approximately $409,000 as of June 18, 2001.

        Related Party Transaction

        The Company paid off $60,000 of the related party note payable with proceeds from the private placement memorandum.

        Stock Option

        The Company granted 25,000 options to purchase common stock to an employee on June 15, 2001. The exercise price is $0.75 per share. The options vest over a 3-year period and expire on June 15, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None, not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No reports are required to be filed by members of management or other shareholders because our company is required to file its reports under
Section 15(d) of the Exchange Act.

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the name, address, age and position of each officer and director of the Company:


    Name                Age                      Position

Anthony A. Maher        52                  Chairman of the Board,
                                            President, and
                                            Chief Executive Officer

Robert O. Grover        38                  Executive Vice President

H. Kent Christensen     42                  Vice President, Sales & Marketing

Richard F. Schmidt      39                  Chief Financial Officer

Donald J. Farley        50                  Secretary, Director

Roy M. Svee             74                  Treasurer, Director

Cecil D. Andrus         73                  Director

Term of Office.
---------------

          The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.
--------------------

     Anthony A. Maher, Chairman, President & CEO. Anthony A. Maher was recruited to PCS at its inception as Chairman of the Board, President and Chief Executive Officer and structured the purchase of PCS Schools. Since then, Mr. Maher has overseen the development of the curriculum from four core areas to over 60; the development of its distance developer database; and the creation of its web based publishing expertise. From 1982 to 1989 he was founder and Chairman of the Board of National Manufacturing Company, Inc. and its subsidiary, National Medical Industries, Inc. From 1979 to 1982, Mr. Maher was Executive Vice President for Littletree Inns, a hotel company based in Boise, Idaho with properties throughout the Northwest. Mr. Maher graduated from Boise State University in 1970 with a Bachelor of Arts degree in Political Science.

     Robert O. Grover. Robert O. Grover joined PCS at its inception and became Executive Vice President in May 1996. Mr. Grover's current focus is on the development of PCS distance education applications including the web-based support and delivery systems that are integral to Edventures!.COM, Edventures Labs, and the Academy of Engineering. In 1992, he developed the PCS Merit System that has become the foundation of the Edventures!.COM learning systems online. Mr. Grover graduated from Boise State University in 1987 with a Bachelor of Arts degree in English.

     H. Kent Christensen. Mr. Christensen joined PCS in September 1999. >From 1998 to1999, he was employed by Franklin Covey where he was responsible for sales of organizational skills and time management programs to the K-12 market in Idaho and Montana. From 1995 to 1998, he was employed in the insurance industry first by Sedgwick James and later by First Security Insurance. From 1980 to 1995, Mr. Christensen owned and operated a national plumbing franchise in Western Idaho and Eastern Oregon.

     Richard F. Schmidt. Rick Schmidt has been employed as the Chief Financial Officer of PCS since September 2000. Since 1998, Mr. Schmidt has been the CFO of Cybertel Communications Corporation, a publicly held, San Diego-based, integrated telecommunications provider from 1998 to 2000. Prior to his employment at Cybertel, Mr. Schmidt, worked from 1994 to 1998 first as Chief Financial Officer of Iseki, Inc., and later as Senior Vice President. Mr. Schmidt served as manager and multinational tax and business consultant for Coopers & Lybrand where he worked from 1987 to 1994. He is a 1984 graduate of Gonzaga University with a B.B.A. in Accounting and is a Certified Public Accountant.

     Donald J. Farley. Mr. Farley is a director and the Secretary of the Company and has acted as the Company's legal counsel since 1994. Mr. Farley is a founding partner of the law firm of Hall, Farley, Oberrecht & Blanton, P.A. His legal practice emphasizes litigation and representation of closely held businesses. He has been in private practice since 1975, after serving a two year judicial clerkship with former United States District Judge J. Blaine Anderson. Mr. Farley is admitted to practice before all state and federal courts in Idaho and has also been admitted to practice before the United States Supreme Court. He is a member of the American Bar Association, the International Association of Defense Counsel, Defense Research Institute, the Idaho State Bar Association and the Association of Trial lawyers of America. Mr. Farley graduated from the University of Idaho in 1970 with a Bachelor of Arts degree in Economics and from the University of Idaho College of Law in 1973.

     Roy M. Svee. Mr. Svee is, and has been since 1996, a director and the Treasurer of the Company. Mr. Svee has served with distinction throughout his business career on the Board of Directors of such organizations as Southgate Bank; First National Bank; Colonial Savings; Eastern Heights Bank; TFC Bank and its parent; Hansen Engine and Hansen Air Systems, Inc.; Genius Technologies and JF Goodhouse, Inc., all in Minnesota and Michigan. During his working career, he served as Regional Manager of Montgomery Ward and after that as Senior Vice President-Strategic Planning for Target Stores. He retired from JB Goodhouse, Inc. as President & CEO in 1991. Mr. Svee has a Bachelor of Business Administration degree from the University of Minnesota and served as a pilot in the Navy Air Corps.

     Cecil D. Andrus.  Former Idaho State Governor Andrus joined the PCS
Board of Directors in November 1995. Following his retirement from public service in January 1995, Governor Andrus founded and now directs the Andrus Center for Public Policy at Boise State University. Governor Andrus is the first person in the history of Idaho to be elected Governor four different times (1970, 1974, 1986 and 1990). When he retired from public office, he was the senior governor in the United States in length of service. Mr. Andrus resigned as governor in 1977 to become the Secretary of the Interior in the Carter Administration, the first Idahoan to serve in a Presidential Cabinet. Governor Andrus is also a director of Albertsons, KeyCorp and The Gallatin Group.

Family Relationships.
---------------------

     There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

          (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Anthony A. 3/31/01 119,500   0     0      0     0      0    0
Maher      3/31/00 120,000   0     0  $125,000  0      0    0
President
Director


     (1) Mr. Maher was the only executive officer of PCS whose cash compensation exceeded $100,000 during the last three fiscal years. On December 17, 1999, Mr. Maher was issued 300,000 shares of PCS' common stock for services rendered. On December 20, 1999, Mr. Maher was issued 200,000 shares of PCS' common stock for services rendered. On October 16, 2000, Mr. Maher was issued 500,000 shares of PCS' common stock for services rendered.

Options Grants in Last Fiscal Year

     There were no grants of stock options made during the fiscal year ended March 31, 2000 to our executive officers. PCS did grant options to officers, directors, employees and others after March 31, 2000. These options are described below on Page 29.

Stock Options Held at End of Fiscal 2000

     No stock options or stock appreciation rights were owned by PCS' officers and directors at March 31, 2000, the end of our last fiscal year.

Compensation of Directors

     PCS does not currently compensate its directors for director services to PCS. We anticipate that more formal compensation arrangements with our directors will be finalized within the next fiscal year.

Employment Agreements

     We have no written employment agreements with our management.
Currently, we are paying our officers the following annual salaries: Anthony
A. Maher - $120,000; Robert O. Grover - $84,000; H. Kent Christensen - $54,000; and Richard F. Schmidt - $24,000 (part time). We anticipate that more formal compensation arrangements with our management will be finalized during the second quarter of this year. The Company also provides medical and dental insurance for its officers and other employees.

Stock Option Plans and Other Incentive Compensation Plans

     PCS has not adopted any formal option plans or other incentive compensation plans as of the date of this Prospectus. We anticipate that our Board of Directors will, in the near future, adopt incentive compensation plans to provide reward and incentives to employees, directors and agents of PCS. PCS has granted the following options to officers, directors, employees and consultants:

                         Number         Date of   Exercise  Expiration
     Option Holder       Shares          Grant    Price       Date

     Anthony M. Maher         200,000   04/20/00  $.75      04/20/03
     Roy M. Svee              200,000   04/20/00  $.75      04/20/03
     Donald Farley            200,000   04/20/00  $.75      04/20/03
     Robert O. Grover         200,000   10/01/00  $.75      10/01/03
     Christy Vaughn            75,000   09/01/00  $.75      09/01/03
     David Chase               50,000   09/01/00  $.75      09/01/03
     Les Parish                50,000   02/05/00  $.75      02/05/03
     Richard Wright            50,000   09/01/00  $.75      09/01/03
     Laura Hosie               45,000   06/01/00  $.75      06/01/03
     Anita Ashcraft-Drake      25,000   09/01/00  $.75      09/01/03
     Nathan Cook               25,000   01/05/01  $.75      01/05/04
     Consultant               200,000   09/20/00  $.50      09/20/03


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth information concerning the beneficial ownership of PCS common stock as of June 20, 2001, by each director and executive officer, all directors and officers as a group, and each person known to PCS to beneficially own 5% or more of its outstanding common stock.

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned(1)              Owned(1)

     Anthony A. Maher                    1,349,000(3)           10.23%
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Robert O. Grover                      515,000(4)            3.91%
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     H. Kent Christensen                    76,667                (2)
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Richard F. Schmidt                     50,000                (2)
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Roy M. Svee
     1655 Fairview Avenue, Suite 100,      800,000(5)            6.07%
     Boise, Idaho 83702

     Donald J. Farley                       922,000(6)           7.00%
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Cecil D. Andrus                        123,333               (2)
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Thomas E.  Zemlicka                    687,000             5.21%
     4863 Lakemont Court
     Boise, Idaho 83703

     All officers and Directors as a group3,836,000            29.10%
     (7 persons)

     (1) Based upon 13,183,959 shares of common stock issued and outstanding as of March 31, 2001, which includes the 800,000 shares that may be issued upon the exercise of currently exercisable options, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home,
(ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

     (2) Less than one percent.

     (3) These shares include (i) 1,100,000 shares owned of record by Mr. Maher, (ii) 9,500 shares which are beneficially owned by a family limited liability named Sullivan Maher for which Mr. Maher acts as a manager (iii) 35,000 shares owned by the Nick Maher foundation of which Mr. Maher is a trustee, (iv) 4,500 shares owned by E.L. Sullivan which are voted by Mr. Maher pursuant to an irrevocable proxy and (v) 200,000 shares which may be issued upon the exercise of currently exercisable stock options. These options are exercisable at $.75 per share and are exercisable through April 2003.

     (4) These shares include (i) 315,000 shares owned of record by Mr.
Grover and (ii) 200,000 shares which may be issued upon the exercise of currently exercisable stock options. These options are exercisable at $.75 per share and are exercisable through October 2003.

     (5) These shares include (i) 600,000 shares owned of record by Mr. Svee and (ii) 200,000 shares which may be issued upon the exercise of currently exercisable stock options. These options are exercisable at $.75 per share and are exercisable through April 2003.

     (6) These shares include (i) 722,000 shares owned of record by Mr.
Farley and (ii) 200,000 shares which may be issued upon the exercise of currently exercisable stock options. These options are exercisable at $.75 per share and are exercisable through April 2003.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the last three years, we have from time to time granted stock options and issued shares of our common stock to officers and directors. On September 22, 2000, we issued to our President, Anthony A. Maher, 500,000 shares of common stock in exchange for services valued at $355,000.

     At March 31, 2001, the Company had a note payable to Mr. Maher in the amount of $130,132. The note bears interest at 10% per annum and is due June 30, 2001.

Transactions with Promoters.
----------------------------

     Except as outlined under the caption "Executive Compensation," during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K


Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on SB-2, as           Parts I, II and III
amended.**

          (ii)

Exhibit
Number               Description
------               -----------
 21           Subsidiaries of the Company


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       PCS EDVENTURES!.COM, INC.



Date: 6/29/2001                        By/s/Anthony A. Maher
      -------------                      -------------------------------------
                                         Anthony A. Maher
                                         CEO, President and Chairman of the
                                         Board of Directors



Date: 6/29/2001                        By/s/Roy M. Svee
      -------------                      -------------------------------------
                                         Roy M. Svee
                                         Treasurer and Director




Date: 6/29/2001                        By/s/Donald J. Farley
      -------------                      -------------------------------------
                                         Donald J. Farley
                                         Secretary and Director