Form 10QSB
period 2001-06-30
PCS EDVENTURES COM INC
filed 2001-08-13
CIK 1122020

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 333-53458


                         PCS EDVENTURES!.COM, INC.
                       -----------------------------
              (Name of Small Business Issuer in its Charter)


           IDAHO                                        82-0475383
           -----                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                     1655 Fairview Avenue, Suite #100
                             Boise, Idaho 83702
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (208) 343-3110


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes  X      No
         ---     ---                        ---      ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 12,550,984

                                June 30, 2001


                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                    PCS EDVENTURES!.COM, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2001 and March 31, 2001

                    PCS EDVENTURES!.COM, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                                  June 30,         March 31,
                                                   2001             2001
                                                (Unaudited)
CURRENT ASSETS

     Cash                                         $   11,869     $   4,654
     Accounts receivable, net                         78,343         24,222
     Prepaid expenses                                106,938        124,607

          Total Current Assets                       197,150        153,483

FIXED ASSETS (NET)                                   147,460        164,880

OTHER ASSETS

     Prepaid expenses                                 26,183         48,459
     Deposits                                          7,000          7,000

          Total Other Assets                          33,183         55,459

          TOTAL ASSETS                            $  377,793     $  373,822

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  June 30,         March 31,
                                                    2001               2001
                                                 (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $  115,297     $  161,260
     Notes payable - related parties                  80,135        130,132
     Notes payable                                   564,124        145,243
     Bank overdraft                                   30,824         35,296
     Wages payable                                    24,397         22,268
     Payroll taxes payable                            13,337         18,006
     Accrued interest                                  6,654          6,654
     Accrued contingencies                               -            1,938
     Accrued expenses                                112,663         87,380
     Unearned revenue                                179,796         29,785

          Total Current Liabilities                1,127,227        637,962

LONG-TERM DEBT

     Notes payable                                       -            4,014

          Total Long-Term Debt                           -            4,014

          Total Liabilities                        1,127,227        641,976

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized
      50,000,000 shares; 12,550,984 and
      12,383,959 shares issued and
      outstanding, respectively                   21,273,465     21,247,795
     Accumulated deficit                         (22,022,899)   (21,515,949)

          Total Stockholders' Equity (Deficit)      (749,434)      (268,154)

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                     $    377,793     $  373,822

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Operations
                           (Unaudited)
                                            For the Three Months Ended
                                                      June 30,
                                                 2001           2000

REVENUE                                       $    58,526     $   51,129

COST OF GOODS SOLD                                 28,557         19,429

GROSS PROFIT                                       29,969         31,700

OPERATING EXPENSES

     Depreciation expense                          18,450         17,480
     General and administrative                   502,650        329,751

          Total Operating Expenses                521,100        347,231

OPERATING LOSS                                   (491,131)      (315,531)

OTHER INCOME AND EXPENSES

     Interest expense                             (15,834)        (4,593)
     Interest income                                   15              -

          Total Other Income and Expenses         (15,819)        (4,593)

NET LOSS                                     $   (506,950)    $ (320,124)

BASIC LOSS PER SHARE                         $      (0.04)    $    (0.04)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            12,467,924      8,332,476

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
    Consolidated Statements of Stockholders' Equity (Deficit)
                                             Common Shares     Accumulated
                                       Shares        Amount       Deficit
Balance, March 31, 2000               8,247,714    $ 18,528,262  $(18,834,588)

Common stock issued for services at
 an average price of $0.52 per share    450,237         232,422           -

Warrants granted below market value
 and exercised for cash at $0.75 per
 share                                  203,161         152,371           -

Stock offering costs                        -          (150,339)          -

Common stock issued for prepaid
 services at $0.71 per share            100,000          71,000           -

Common stock issued to board members
 for services at $0.71 per share      1,500,000       1,065,000           -

Options granted below market value          -            84,463           -

Common stock issued for cash at $0.75
 per share                            1,599,588       1,199,691           -

Stock offering costs                        -          (143,075)          -

Common stock issued to purchase assets
 at $0.75 per share                     200,000         150,000           -

Common stock issued for note
 consideration at $0.75 per share        24,000          18,000           -

Common stock issued for conversion of
 warrants at $0.67 per share             59,259          40,000           -

Net loss for the year ended
 March 31, 2001                             -               -      (2,681,361)

Balance, March 31, 2001              12,383,959      21,247,795   (21,515,949)

Common stock issued for conversion of
 debt at $0.25 per share (unaudited)    100,000          25,000           -


Common stock issued for conversion of
 warrants at $0.75 per share
(unaudited)                              67,025          50,269           -

Stock offering costs (unaudited)            -           (49,599)          -

Net loss for the three months ended
 June 30, 2001 (unaudited)                  -               -        (506,950)

Balance, June 30, 2001 (unaudited)   12,550,984    $ 21,273,465  $(22,022,899)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                      For the
                                                Three Months Ended
                                                      June 30,
                                                 2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $ (506,950)   $ (320,124)
 Adjustments to reconcile net (loss) to net
 cash used by operating activities:
  Depreciation                                     18,450        17,480
  Common stock issued for services                      -        89,922
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      (54,121)       (9,909)
  (Increase) decrease in prepaid expenses          39,944        (2,375)
  (Increase) decrease in notes receivable               -         4,100
  Increase (decrease) in accounts payable and
   accrued liabilities                              1,782        (6,969)
  Increase (decrease) in interest payable               -        10,898
  Increase (decrease) in commitments and
   contingencies                                   (1,938)       (1,035)
  Increase in unearned revenue                    150,011         7,770

   Net Cash (Used) by Operating Activities       (352,822)     (210,242)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                          (1,030)      (78,333)

   Net Cash (Used) by Investing Activities         (1,030)      (78,333)

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft              (4,471)         920
 Proceeds from related parties                      10,000      245,755
 Payments to related parties                       (60,000)           -
 Payments on long-term debt                        (59,632)     (36,025)
 Proceeds from long-term debt                      474,500            -
 Proceeds from common stock                            670            -

   Net Cash Provided by Financing Activities       361,067      210,650

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     7,215      (77,925)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     4,654       78,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  11,869    $     200

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                      For the
                                                Three Months Ended
                                                      June 30,
                                               2001                 2000
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                   $     25,000    $       -
 Common stock issued for services                $          -    $  89,922

Cash Paid For:

 Interest                                        $     15,834    $       -
 Income taxes                                    $          -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                 June 30, 2001 and March 31, 2001


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

NOTE 2 - DILUTIVE INSTRUMENTS

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

       FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84% to 112% percent for all years; risk-free interest rates of 6% and expected lives of 3 years.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                 June 30, 2001 and March 31, 2001


NOTE 2 -  DILUTIVE INSTRUMENTS (Continued)

       The Company has granted the following options as of June 30, 2001:

                      Date of    Exercise    Exercise   Amount   Expiration
        Description    Grant      Number      Price    Exercised     Date

        1) Employee   2-05-00     50,000     $   0.75      -       2-05-03
        2) Officers/
           directors  4-20-00    600,000     $   0.75      -       4-20-03
        3) Employee   6-01-00     45,000     $   0.75      -       6-01-03
        4) Consultant 9-20-00    200,000     $   0.50      -       9-20-03
        5) Employees  9-01-00    200,000     $   0.75      -       9-01-03
        6) Director  10-01-00    200,000     $   0.75      -      10-01-03
        7) Employee   1-05-01     25,000     $   0.75      -       1-05-04
        8) Employee   6-15-01     25,000     $   0.75      -       6-15-04

                               1,345,000


                                Risk-Free
                        Fair    Interest     Expected  Expected    Expected
        Description     Value     Rate         Life    Volatility  Dividends

        1) Employee    $   0.46   6.05%         3        92.82%       0
        2) Officers/
           directors   $   0.46   6.15%         3        91.32%       0
        3) Employee    $   0.46   6.15%         3        92.82%       0
        4) Consultant  $   0.42   6.15%         3        89.37%       0
        5) Employees   $   0.52   6.21%         3        85.69%       0
        6) Director    $   0.52   6.21%         3        84.39%       0
        7) Employee    $   0.52   6.21%         3        84.39%       0
        8) Employee    $   0.74   6.15%         3       112.19%       0

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

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                 June 30, 2001 and March 31, 2001


NOTE 2 - DILUTIVE INSTRUMENTS (Continued)

        On September 22, 2000, the Company authorized the granting of 250,000 options to employees and directors of the Company with exercise prices of $0.75 and a 3-year life.

NOTE 3 - MATERIAL EVENTS

        Private Placement Memorandum

        The Company authorized a private placement offering memorandum (PPM) for $100,000 minimum and a maximum of $750,000. The Company has pledged all of its tangible and intangible assets as security for any amounts raised. The offering is to be sold in units of $1,000 each. Each unit consists of a twelve-month promissory note bearing interest at 85, payable quarterly in arrears. The PPM also provides for the company to grant up to 337,500 warrants exercisable six months after the close of the PPM at $0.01 per share. The Company has raised approximately $475,000 as of June 18, 2001.

        Related Party Transaction

        The Company paid off $60,000 of the related party note payable with proceeds from the private placement memorandum.

NOTE 4 - SUBSEQUENT EVENTS

        The Company signed a promissory note with a shareholder for $5,000. Monthly payments will start on September 1, 2001 and the note bears an interest rate of 10%.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         For the near-term, we have two objectives. First, it is our intent to focus our marketing efforts to increase sales of our Academy of Engineering Lab and our Edventures! Lab. We are working with a local public relations firm to increase corporate, brand and product awareness. In addition, we have recently launched an updated version of our Edventures!.com subscription web site. We have engaged in several joint-ventures to market our subscription model to various target markets which we have identified. Our Second objective involves our ongoing commitment to product development. We have dedicated resources to curriculum and content development. It is our desire to remain on the leading edge of project-based learning within the education marketplace.

Results of Operations.
----------------------

Three months ended June 30, 2001, compared to three months ended June 30,
2000.
-----

         Revenues for the three month period ended June 30, 2001, increased to $58,526 as compared to $51,129 for the three month period ended June 30, 2000.

         General and administrative costs have risen to $502,650 for the three month period ended June 30, 2001, as compared to $329,751 for the three month period ended June 30, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the three month period ended June 30, 2001, decreased to $15,834 as compared to $4,593 for the three month period ended June 30, 2000.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $11,869, at June 30, 2001. Management believes that our current cash on hand at June 30, 2001, will be sufficient to meet our expenses during the next 12 months.

         The Company is conducting a Private Placement Offering for $100,000 minimum and a maximum of $750,000; the Company has raised approximately $475,000 as of June 18, 2001. This offering is a debt offering that is briefly described in Item 5 of this report.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          The Company authorized a private offering pursuant to a private placement memorandum (the "PPM") for a $100,000 minimum and a maximum of $750,000. The Company has pledged all of its tangible and intangible assets as security for any amounts raised. The offering is to be sold in units of $1,000 each. Each unit consists of a 12 month promissory note bearing interest at 8%, payable quarterly in arrears. The PPM also provides for the Company to grant up to 337,500 warrants exercisable six months after the close of the PPM at $0.01 per share. The Company has raised approximately $475,000 as of June 18, 2001.

          The Company paid $60,000 of a related party note from a portion of the proceeds from this offering.

          The Company signed a promissory note with a shareholder for $5,000. Monthly payments will commence on September 1, 2001, and the note bears an interest rate of 10%.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

SB-2 Registration Statement Filed with an Effective Date of May 11, 2001*

               *  Incorporated by Reference.
          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PCS EDVENTURES.COM, INC.


Date: 8/9/01                        By:/s/Anthony A. Maher
     --------------                 -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 8/9/01                        By:/s/Roy M. Svee
     --------------                 -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director

Date: 8/9/01                        By:/s/Donald J. Farley
     --------------                 -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director