Form 10QSB
period 2001-09-30
PCS EDVENTURES COM INC
filed 2001-11-05
CIK 1122020

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                                 12,556,984

                             September 30, 2001


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

                    PCS EDVENTURES!.COM, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

              September 30, 2001 and March 31, 2001

                    PCS EDVENTURES!.COM, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                               September 30,      March 31,
                                                   2001             2001
                                                (Unaudited)
CURRENT ASSETS

     Cash                                         $    2,564     $   4,654
     Accounts receivable, net                        178,440        24,222
     Prepaid expenses                                  2,803             -
                                                  ----------     ---------
          Total Current Assets                       183,807        28,876
                                                  ----------     ---------
FIXED ASSETS (NET)                                   123,531       164,880
                                                  ----------     ---------
OTHER ASSETS

     Deposits                                          7,000         7,000
                                                  ----------     ---------
          Total Other Assets                           7,000         7,000
                                                  ----------     ---------
          TOTAL ASSETS                            $  314,338     $ 200,756
                                                  ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                September 30,        March 31,
                                                    2001               2001
                                                 (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $  159,415     $  161,260
     Notes payable - related parties                 120,132        130,132
     Notes payable                                   688,020        145,243
     Bank overdraft                                   86,775         35,296
     Wages payable                                    22,877         22,268
     Payroll taxes payable                            35,660         18,006
     Accrued interest                                 17,148          6,654
     Accrued contingencies                               -            1,938
     Accrued expenses                                190,337         87,380
     Unearned revenue                                255,563         29,785
                                                  ----------     ----------
          Total Current Liabilities                1,575,927        637,962
                                                  ----------     ----------
LONG-TERM DEBT

     Notes payable                                       -            4,014
                                                  ----------     ----------
          Total Long-Term Debt                           -            4,014
                                                  ----------     ----------
          Total Liabilities                        1,575,927        641,976
                                                  ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized
      50,000,000 shares; 12,556,984 and
      12,383,959 shares issued and
      outstanding, respectively                   21,271,115     21,247,795
     Expenses prepaid with common stock              (91,396)      (173,066)
     Accumulated deficit                         (22,441,308)   (21,515,949)
                                                 -----------    -----------
          Total Stockholders' Equity (Deficit)    (1,261,589)      (441,220)
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                     $    314,338     $  200,756
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Six Months Ended
                             September 30,              September 30,
                            2001           2000      2001           2000
REVENUE                   $   127,728    $    56,885  $   186,253 $   143,819

COST OF GOODS SOLD             56,306         37,107       84,863      58,281
                          -----------    -----------  ----------- -----------
GROSS PROFIT                   71,422         19,778      101,390      85,538
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

  Depreciation expense         23,929         18,450       42,379      36,900
  General and
  administrative              447,998      1,295,915      950,648   1,908,275
                           ----------    -----------  ----------- -----------
      Total Operating
      Expenses                471,927      1,314,365      993,027   1,945,175
                           ----------    -----------  ----------- -----------
OPERATING LOSS               (400,505)    (1,294,587)    (891,637) (1,859,637)
                           ----------    -----------  ----------- -----------
OTHER INCOME AND EXPENSES

  Interest expense            (17,918)        (6,718)     (33,752)    (12,907)
  Interest income                  15            409           30         409
                           ----------    -----------  ----------- -----------
      Total Other Income
      and Expenses            (17,903)        (6,299)     (33,722)    (12,488)
                           ----------    -----------  ----------- -----------
NET LOSS                   $ (418,408)   $(1,300,886) $  (925,359)$(1,872,125)
                           ==========    ===========  =========== ===========
BASIC LOSS PER SHARE       $    (0.03)   $     (0.13) $     (0.07)$     (0.20)
                           ==========    ===========  =========== ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        12,522,835     10,176,640   12,495,530   9,251,827
                           ==========    ===========  =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                    Expenses
                                                  Prepaid with
                                   Common Shares      Common     Accumulated
                              Shares        Amount    Stock        Deficit
Balance, March 31, 2000   8,247,714    $ 18,528,262 $         -  $(18,834,588)

Common stock issued for
services at an average
price of $0.43 per share    325,237         138,672           -             -

Warrants granted below
market value and exercised
for cash at $0.75 per
share                       203,161         152,371           -             -

Stock offering costs              -        (150,339)          -             -

Common stock issued for
prepaid services at $0.71
per share                   100,000          71,000     (71,000)            -

Common stock issued to
board members for services
at $0.71 per share        1,500,000       1,065,000           -             -

Options granted below
market value                    -            84,463     (84,463)            -

Common stock issued for
cash at $0.75 per share   1,599,588       1,199,691           -             -

Stock offering costs            -          (143,075)          -             -

Common stock issued to
purchase assets at $0.75
per share                   200,000         150,000           -             -

Common stock issued for
note consideration at
$0.75 per share              24,000          18,000           -             -

Common stock issued for
conversion of warrants
at $0.67 per share           59,259          40,000           -             -

Amortization of expenses
prepaid with common stock       -                 -      76,147             -

Net loss for the year ended
 March 31, 2001                 -                 -           -    (2,681,361)

Balance, March 31, 2001  12,383,959    $ 21,247,795   $(173,066)$ (21,515,949)

                    PCS EDVENTURES!.COM, INC.
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                    Expenses
                                                  Prepaid with
                                   Common Shares      Common     Accumulated
                              Shares        Amount    Stock        Deficit

Balance, March 31, 2001  12,383,959    $ 21,247,795   $(173,066)$ (21,515,949)

Common stock issued for
conversion of debt at
$0.25 per share
(unaudited)                 100,000          25,000           -             -

Common stock issued for
conversion of warrants
at $0.75 per share
(unaudited)                  67,025          50,269           -             -

Stock offering costs
(unaudited)                     -           (49,599)          -             -

Common stock issued for
services at $0.75 per
share (unaudited)             6,000           4,500           -             -

Revaluation of options
granted below market value
(unaudited)                     -            (6,850)      6,850             -

Common stock liability
(payable) incurred for prepaid
services (common stock issued
subsequent to report date-
See Note 4)(unaudited)          -                 -      (5,600)            -

Amortization of expenses
prepaid with common stock
(unaudited)                     -                 -      80,420             -

Net loss for the six months
ended September 30, 2001
(unaudited)                     -                 -           -      (925,359)

Balance, September 30, 2001
(unaudited)              12,556,984    $ 21,271,115    $(91,396) $(22,441,308)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                      For the
                                                 Six Months Ended
                                                   September 30,
                                                 2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $ (925,359)   $(1,872,125)
 Adjustments to reconcile net (loss) to net
 cash used by operating activities:
  Depreciation                                     42,379         36,900
  Common stock issued for services                 (2,350)     1,310,396
  Expenses prepaid with common stock                1,250       (155,436)
  Amortization of expenses prepaid with stock      80,420              -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable     (154,217)       (32,286)
  (Increase) decrease in prepaid expenses          (2,803)        (1,570)
  (Increase) decrease in notes receivable               -          3,600
  Increase (decrease) in accounts payable and
   accrued liabilities                            144,374         (9,130)
  Increase (decrease) in interest payable          10,494         (4,976)
  Increase (decrease) in commitments and
   contingencies                                   (1,938)        (7,006)
  Increase in unearned revenue                    225,778          5,168
                                                ---------    -----------
   Net Cash (Used) by Operating Activities       (581,972)      (726,465)
                                                ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                          (1,030)        (6,001)
                                               ----------     ----------
   Net Cash (Used) by Investing Activities         (1,030)        (6,001)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft             51,479         (7,348)
 Payments on stock offering costs                       -       (143,075)
 Proceeds from related parties                     50,000              -
 Payments to related parties                      (60,000)             -
 Payments on debt                                 (64,786)       (66,853)
 Proceeds from issuance of debt                   603,549         50,022
 Proceeds from common stock                           670      1,243,671
                                               ----------     ----------
   Net Cash Provided by Financing Activities      580,912      1,076,417
                                               ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (2,090)       343,951
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    4,654         78,125
                                               ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    2,564     $  422,076
                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                      For the
                                                Six Months Ended
                                                  September 30,
                                               2001                 2000
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                   $     25,000    $        -
 Common stock issued for services                $     (2,350)   $1,310,396

Cash Paid For:

 Interest                                        $     27,098    $    9,226
 Income taxes                                    $          -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
              September 30, 2001 and March 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
              September 30, 2001 and March 31, 2001

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

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
              September 30, 2001 and March 31, 2001


NOTE 2 - DILUTIVE INSTRUMENTS (Continued)

       On September 22, 2000, the Company authorized the granting of 250,000 options to employees and directors of the Company with exercise prices of $0.75 and a 3-year life.

NOTE 3 - MATERIAL EVENTS

       Private Placement Memorandum

       The Company closed a previously authorized private placement offering memorandum (PPM) for $100,000 minimum and a maximum of $750,000. The Company pledged intellectual property as security for all amounts raised. The offering was sold in units of $1,000 each. Each unit consisted of a twelve-month promissory note bearing interest at 8%, payable quarterly in arrears. The PPM also provides for the company to grant up to 337,500 warrants exercisable six months after the close of the PPM at $0.01 per share. The Company has raised approximately $602,500 as of September 30, 2001, and expects to issue approximately 80 warrants for 263,607 shares of common stock to be valued upon grant date.

       Related Party Transaction

       The Company paid off $60,000 of the related party note payable with proceeds from the private placement memorandum.

NOTE 4 - SUBSEQUENT EVENTS

       Stock Issuance

       The Company issued 20,000 shares of common stock for $5,600 of services provided by consultants.

       The Company issued 15,000 shares of common stock for $4,500 of services to be provided by consultants over three months.

       Debt

       The Company entered into a debt agreement secured by accounts receivable for $100,000, bearing interest at 18%, and payable in full on December 31, 2001. In association with this agreement, the Company also issued 20,000 shares of common stock to the lenders as interest in addition to the stated rate on the note.

NOTE 5 - RECLASSIFICATION

       The Company has reclassified all expenses which have been prepaid through the issuance of common stock into a central equity account in conformity with EITF 96-18 and by analogy to Paragraph 14 of APB No.
       25.                      11

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

         The report of our auditors indicated that there is substantial doubt about our ability to continue as a "going concern." Accordingly, the future outlook of the Company, under present circumstances, is bleak.

Results of Operations.
----------------------

Three months ended September 30, 2001, compared to three months ended September 30, 2000.
-------------------

         Revenues for the three month period ended September 30, 2001, increased to $127,728 as compared to $56,885 for the three month period ended September 30, 2000. Revenues increased due to increased lab sales over the same period last year.

         General and administrative costs have decreased to $447,998 for the three month period ended September 30, 2001, as compared to $1,295,915 for the three month period ended September 30, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the three month period ended September 30, 2001, increased to $17,918 as compared to $6,718 for the three month period ended September 30, 2000. Interest expenses increased due to the first quarterly interest payment on the recent debt offering (see Item 5).

Six months ended September 30, 2001, compared to six months ended September 30, 2000.
---------

         Revenues for the six month period ended September 30, 2001, increased to $186,253 as compared to $143,819 for the six month period ended September 30, 2000. Revenues increased due to increased lab sales over the same period last year.

         General and administrative costs have decreased to $950,648 for the six month period ended September 30, 2001, as compared to $1,908,275 for the six month period ended September 30, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the six month period ended September 30, 2001, increased to $33,752 as compared to $12,907 for the six month period ended September 30, 2000. Interest expenses increased due to the first quarterly interest payment on the recent debt offering (see Item 5).

Liquidity and Capital Resources.
--------------------------------

          We had cash of $2,564, at September 30, 2001. Management believes that our current cash on hand at September 30, 2001, combined with the cash received from delivered sales orders, will be sufficient to meet our operating expenses.

         The Company conducted a Private Placement Offering for $100,000 minimum and a maximum of $750,000; the Company has raised approximately $602,500 as of September 30, 2001. This offering was a debt offering that is briefly described in Item 5 of this report.

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

Item 5.   Other Information.
----------------------------

          The Company closed a previously authorized a private offering pursuant to a private placement memorandum (the "PPM") for a $100,000 minimum and a maximum of $750,000. The Company has pledged intellectual property as security for all amounts raised. The offering was sold in units of $1,000 each. Each unit consists of a 12 month promissory note bearing interest at 8%, payable quarterly in arrears. The PPM also provides for the Company to grant up to 337,500 warrants exercisable six months after the close of the PPM at $0.01 per share. The Company has raised approximately $602,500 as of September 30, 2001, and expects to issue approximately 80 warrants for 263,607 shares of common stock to be valued upon grant date.

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

                                    PCS EDVENTURES.COM, INC.


Date: 11/2/01                       By:/s/Anthony A. Maher
     --------------                 -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 11/2/01                       By:/s/Roy M. Svee
     --------------                 -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director

Date: 11/5/01                       By:/s/Donald J. Farley
     --------------                 -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director