Form 10QSB
period 2001-12-31
PCS EDVENTURES COM INC
filed 2002-02-19
CIK 1122020

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

                                 12,687,522

                              December 31, 2001


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

                    PCS EDVENTURES!.COM, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 2001 and March 31, 2001

                    PCS EDVENTURES!.COM, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                                December 31,      March 31,
                                                   2001             2001
                                                (Unaudited)
CURRENT ASSETS

     Cash                                         $   40,243     $   4,654
     Accounts receivable, net                        173,121        24,222
                                                  ----------     ---------
          Total Current Assets                       213,364        28,876
                                                  ----------     ---------
FIXED ASSETS (NET)                                   114,941       164,880
                                                  ----------     ---------
OTHER ASSETS

     Deposits                                          7,000         7,000
                                                  ----------     ---------
          Total Other Assets                           7,000         7,000
                                                  ----------     ---------
          TOTAL ASSETS                            $  335,305     $ 200,756
                                                  ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 December 31,        March 31,
                                                    2001               2001
                                                 (Unaudited)
CURRENT LIABILITIES

     Accounts payable                             $  230,250     $  161,260
     Notes payable - related parties                 119,382        130,132
     Notes payable                                   796,553        145,243
     Bank overdraft                                   21,630         35,296
     Wages payable                                    19,200         22,268
     Payroll taxes payable                            70,754         18,006
     Accrued interest                                 20,148          6,654
     Accrued contingencies                               -            1,938
     Accrued expenses                                157,069         87,380
     Unearned revenue                                278,608         29,785
                                                  ----------     ----------
          Total Current Liabilities                1,713,594        637,962
                                                  ----------     ----------
LONG-TERM DEBT

     Notes payable                                       -            4,014
                                                  ----------     ----------
          Total Long-Term Debt                           -            4,014
                                                  ----------     ----------
          Total Liabilities                        1,713,594        641,976
                                                  ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized
      50,000,000 shares; 12,687,522 and
      12,383,959 shares issued and
      outstanding, respectively                   21,335,630     21,247,795
     Expenses prepaid with common stock              (11,719)      (173,066)
     Accumulated deficit                         (22,702,200)   (21,515,949)
                                                 -----------    -----------
          Total Stockholders' Equity (Deficit)    (1,378,289)      (441,220)
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                     $    335,305     $  200,756
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Nine Months Ended
                              December 31,               December 31,
                            2001           2000      2001           2000
REVENUE                   $   170,544    $    31,307  $   356,797 $   180,594

COST OF GOODS SOLD             60,398            911      145,261      59,192
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  110,146         30,396      211,536     121,402
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

  Depreciation expense          8,590         18,450       50,969      55,350
  General and
  administrative              338,619        357,560    1,289,267   2,271,303
                           ----------    -----------  ----------- -----------
      Total Operating
      Expenses                347,209        376,010    1,340,236   2,326,653
                           ----------    -----------  ----------- -----------
OPERATING LOSS               (237,063)      (345,614)  (1,128,700) (2,205,251)
                           ----------    -----------  ----------- -----------
OTHER INCOME AND EXPENSES

  Interest expense            (23,839)        (8,054)     (57,591)    (20,961)
  Interest income                  10          2,132           40       2,541
  Other Income                      -            784            -         794
                           ----------    -----------  ----------- -----------
      Total Other Income
      and Expenses            (23,829)        (5,138)     (57,551)    (17,626)
                           ----------    -----------  ----------- -----------
NET LOSS                   $ (260,892)   $  (350,752) $(1,186,251)$(2,222,877)
                           ==========    ===========  =========== ===========
BASIC LOSS PER SHARE       $    (0.02)   $     (0.03) $     (0.10)$     (0.22)
                           ==========    ===========  =========== ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        12,536,425     12,236,483   12,540,586  10,052,290
                           ==========    ===========  =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                    Expenses
                                                  Prepaid with
                                   Common Shares      Common     Accumulated
                              Shares        Amount    Stock        Deficit
Balance, March 31, 2000   8,247,714    $ 18,528,262 $         -  $(18,834,588)

Common stock issued for
services at an average
price of $0.43 per share    325,237         138,672           -             -

Warrants granted below
market value and exercised
for cash at $0.75 per
share                       203,161         152,371           -             -

Stock offering costs              -        (150,339)          -             -

Common stock issued for
prepaid services at $0.71
per share                   100,000          71,000     (71,000)            -

Common stock issued to
board members for services
at $0.71 per share        1,500,000       1,065,000           -             -

Options granted below
market value for prepaid
services                          -          84,463     (84,463)            -

Common stock issued for
cash at $0.75 per share   1,599,588       1,199,691           -             -

Common stock issued for
prepaid services at $0.75
Per share                   125,000          93,750     (93,750)            -

Stock offering costs            -          (143,075)          -             -

Common stock issued to
purchase assets at $0.75
per share                   200,000         150,000           -             -

Common stock issued for
note consideration at
$0.75 per share              24,000          18,000           -             -

Common stock issued for
conversion of warrants
at $0.67 per share           59,259          40,000           -             -

Amortization of expenses
prepaid with common stock       -                 -      76,147             -

Net loss for the year ended
 March 31, 2001                 -                 -           -    (2,681,361)

Balance, March 31, 2001  12,383,959    $ 21,247,795   $(173,066)$ (21,515,949)

The accompanying notes are an integral part of these consolidated financial staements.

                    PCS EDVENTURES!.COM, INC.
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                    Expenses
                                                  Prepaid with
                                   Common Shares      Common     Accumulated
                              Shares        Amount    Stock        Deficit

Balance, March 31, 2001  12,383,959    $ 21,247,795   $(173,066)$ (21,515,949)

Common stock issued for
conversion of debt at
$0.25 per share
(unaudited)                 100,000          25,000           -             -

Common stock issued for
conversion of warrants
at $0.75 per share
(unaudited)                  67,025          50,269           -             -

Stock offering costs
(unaudited)                     -           (49,599)          -             -

Common stock issued for
services at $0.75 per
share (unaudited)             6,000           4,500           -             -

Revaluation of options
granted below market value
(unaudited)                     -            (6,850)      6,850             -

Common stock issued for
services at $0.30 per share
(unaudited)                  50,968          14,890           -             -

Common stock issued for note
consideration at $0.28 per
share (unaudited)            20,000           5,600           -             -

Common stock issued for
conversion of payable at
$0.75 per share (unaudited)  59,570          44,025           -             -

Amortization of expenses
prepaid with common stock
(unaudited)                       -               -     154,497             -

Net loss for the nine months
ended December 31, 2001
(unaudited)                       -               -           -    (1,186,251)

Balance, December 31, 2001
(unaudited)              12,687,522    $ 21,335,630    $(11,719) $(22,702,200)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                      For the
                                                Nine Months Ended
                                                    December 31,
                                                 2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                     $(1,186,251)   $(2,222,877)
 Adjustments to reconcile net (loss) to net
 cash used by operating activities:
  Depreciation                                     50,969         55,350
  Common stock issued for services                 16,890      1,362,583
  Expenses prepaid with common stock                1,250              -
  Amortization of expenses prepaid with stock     161,347              -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable     (148,899)       (26,428)
  (Increase) decrease in prepaid expenses               -       (185,281)
  (Increase) decrease in other assets                   -         (3,110)
  (Increase) decrease in notes receivable               -          3,600
  Increase (decrease) in accounts payable and
   accrued liabilities                            257,384       (141,973)
  Increase (decrease) in interest payable          13,494         (4,976)
  Increase (decrease) in commitments and
   contingencies                                   (1,938)       (40,170)
  Increase in unearned revenue                    248,823          8,834
                                                ---------    -----------
   Net Cash (Used) by Operating Activities       (586,931)    (1,194,448)
                                                ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                          (1,030)        (3,255)
                                               ----------     ----------
   Net Cash (Used) by Investing Activities         (1,030)        (3,255)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft            (13,666)       (11,119)
 Payments on stock offering costs                       -       (345,261)
 Proceeds from related parties                     50,000              -
 Payments to related parties                      (60,750)             -
 Payments on debt                                 (64,786)       (90,403)
 Proceeds from issuance of debt                   712,082        135,793
 Proceeds from common stock                           670      1,483,857
                                               ----------     ----------
   Net Cash Provided by Financing Activities      623,550      1,172,867
                                               ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   35,589        (24,836)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    4,654         78,125
                                               ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   40,243     $   53,289
                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                     For the
                                               Nine Months Ended
                                                   December 31,
                                               2001                 2000
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for conversion of payables    $     69,025    $        -
 Common stock issued for services                $     16,890    $1,362,583
 Common stock issued for fixed assets            $          -    $  150,000

Cash Paid For:

 Interest                                        $     31,690    $    9,226
 Income taxes                                    $          -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
               December 31, 2001 and March 31, 2001

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
               December 31, 2001 and March 31, 2001


NOTE 2 -  DILUTIVE INSTRUMENTS (Continued)

     The Company has granted the following options as of December 31, 2001:


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

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
               December 31, 2001 and March 31, 2001


NOTE 2 - DILUTIVE INSTRUMENTS (Continued)

        On September 22, 2000, the Company authorized the granting of 250,000 options to employees and directors of the Company with exercise prices of $0.75 and a 3-year life.

        On December 5, 2001, the Company granted 1,050,000 options to board members and employees with exercise prices of $0.30 per share and a 10 year term.

NOTE 3 - MATERIAL EVENTS

        Private Placement Memorandum

        The Company closed a previously authorized private placement offering memorandum (PPM) for $100,000 minimum and a maximum of $750,000. The Company pledged intellectual property as security for all amounts raised. The offering was sold in units of $1,000 each. Each unit consisted of a twelve-month promissory note bearing interest at 8%, payable quarterly in arrears. The PPM also provides for the company to grant up to 337,500 warrants exercisable six months after the close of the PPM at $0.01 per share. The Company has raised approximately $602,500 as of December 31, 2001, and expects to issue approximately 80 warrants for 263,607 shares of common stock to be valued upon grant date.

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

Results of Operations.
----------------------

Three months ended December 31, 2001, compared to three months ended December 30, 2000.
------------------

         Revenues for the three month period ended December 31, 2001, increased to $170,544 as compared to $31,307 for the three month period ended December 31, 2000. Revenues increased due to increased lab sales over the same period last year.

         General and administrative costs have decreased to $338,619 for the three month period ended December 31, 2001, as compared to $357,560 for the three month period ended December 31, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the three month period ended December 31, 2001, increased to $23,839 as compared to $8,054 for the three month period ended December 31, 2000. Interest expenses increased due to the second quarterly interest payment on the recent debt offering (see Item 5).

         The Company had losses of ($260,892) for the three months ended December 31, 2001, which is a decrease from ($350,752) for the same period ended December 31, 2000.

Nine months ended December 31, 2001, compared to nine months ended December 31, 2000.
---------

         Revenues for the nine month period ended December 31, 2001, increased to $356,797 as compared to $180,594 for the nine month period ended December 31, 2000. Revenues increased due to increased lab sales over the same period last year.

         General and administrative costs have decreased to $1,289,267 for the nine month period ended December 31, 2001, as compared to $2,271,303 for the nine month period ended December 31, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the nine month period ended December 31, 2001, increased to $57,591 as compared to $20,961 for the nine month period ended December 31, 2000. Interest expenses increased due to the second quarterly interest payment on the recent debt offering (see Item 5).

         The Company had net losses of ($1,186,251) for the nine month period ended December 31, 2001, which is a decrease from ($2,222,877) for the same period ended December 31, 2000.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $40,243, at December 31, 2001. Management believes that our current cash on hand at December 31, 2001, combined with the cash received from delivered sales orders, will be sufficient to meet our operating expenses.

         The Company conducted a private offering for $100,000 minimum and a maximum of $750,000; the Company has raised approximately $602,500 as of September 30, 2001. This offering was a debt offering that is briefly described in Item 5 of this report.

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

Item 5.   Other Information.
----------------------------

          The Company closed a previously authorized a private offering pursuant to a private placement memorandum (the "PPM") for a $100,000 minimum and a maximum of $750,000. The Company has pledged intellectual property as security for all amounts raised. The offering was sold in units of $1,000 each. Each unit consisted of a 12 month promissory note bearing interest at 8%, payable quarterly in arrears. The PPM also provided for the Company to grant up to 337,500 warrants exercisable six months after the close of the PPM at $0.01 per share. The Company has raised approximately $602,500 as of December 31, 2001, and expects to issue approximately 80 warrants for 263,607 shares of common stock to be valued upon grant date.

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

                                    PCS EDVENTURES.COM, INC.


Date: 2/19/02                       By:/s/Robert O. Grover
     --------------                 -------------------------------------
                                    Robert O. Grover
                                    Executive Vice President

Date: 2/19/02                       By:/s/Roy M. Svee
     --------------                 -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director

Date: 2/19/02                       By:/s/Donald J. Farley
     --------------                 -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director