Form 10KSB
period 2002-03-31
PCS EDVENTURES COM INC
filed 2002-07-15
CIK 1122020

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2002

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

                    No par value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: March 31, 2002 - $572,356.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 8, 2002 - $1,165,400. There are approximately 9,711,669 shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on July 8, 2002.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               July 8, 2002

                                14,270,347

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     PCS (the "Company," "PCS," "we," "our, "us" or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. ("PCS Schools") as a wholly owned subsidiary. PCS Schools had created an educational enrichment program that was delivered in owner-operated, free standing Learning Centers. This program offered a unique atmosphere highly conducive to individual styles of learning and a system that utilized computer technology to increase areas of inquiry and application. Subsequently, we changed our business plan and business strategy and in connection with this change, we divested the Learning Centers developed by PCS Schools and focused our efforts on creating web based educational systems utilizing and improving PCS Schools legacy curriculum.

     We issued certain notes in the aggregate amount of $602,500 payable in a private offering to "accredited investors"; these notes bear interest at 8.00% per annum, with payments being due from April 6, 2002, through August 29, 2002. This offering also provided for a debt discount related to warrants that were issued to note holders in conjunction with the notes, amounting to $24,654, net of accumulated amortization in the amount of $166,980. See Note 6 to our consolidated financial statements that accompany this report.

     For a discussion of our business development for the years ended March 31, 2000 and 1999, see our 10-KSB Annual Report for the year ended March 31, 2001, which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. See Item 13, Part III.

Business.
---------

     We are engaged in the business of developing and marketing educational related technologies and programs directed to the kindergarten through 12th grade after-school market. Our products and technologies are targeted to both the classroom and home market. Our products and technologies are delivered to the classroom through an inventory of hardware, software, books, and Internet access. Our technologies and products are delivered to the home user through Internet access to our subscription based website. Our products and technologies allow students ages 7-18 to explore the basic foundations of mechanical engineering, structures in architecture, and math and science.

     We have developed five innovative technology based educational programs. Our "Academy of Engineering," "Edventures! Lab" and "Discover! Lab" products are site-license installations for classrooms and learning programs. Our "Brick Lab!" product is also for classrooms and learning programs, but is not licensed. Our "Edventures!.COM" product is our comprehensive Internet delivered educational experience that supports our Academy of Engineering and our Edventures! Labs site licenses products and also serves as a stand-alone home usage program. Our Edventures!.COM program is delivered to the home user over the Internet on a monthly subscription basis. Separately, and in combination, these five products present a platform for delivering educational services and support to classroom, learning center and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

     We have only commenced marketing efforts for our current products and technologies during the last two years. We are attempting to expand distribution and marketing arrangements channels. To date, we have sold only a limited number of products related to our current product line.

Principal Products or Services and their Markets.
-------------------------------------------------

     We have now developed and are currently marketing five innovative technology based educational programs for the kindergarten through 12th grade ("K-12") after-school market, learning center market and home market. Separately, and in combination, these five products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs
and services can be deployed.   The five technologies and products that we are
currently marketing, are as follows:

          Academy of Engineering. Our Academy of Engineering product is a site license program designed for use within various K-12 environments. Using the Academy of Engineering, students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering product includes three books for a mechanical engineering strand. Future topic strands for expanding the program include structural, electrical and software engineering. Each strand, when completed, includes courseware for over 272 hours of instruction. The Academy of Engineering program includes a variety of LEGO products which are used as a mechanical engineering learning aid. An Academy of Engineering site license currently sells for between $15,000 and $19,500 and includes materials, LEGO manupulatives and other building components, and curriculum, a custom designed storage and organization unit, a digital camera, web-based support by our Edventures!.COM product and various electronic assessment tools, and two days of teacher training. We sold 36 Academy of Engineering Labs during the previous fiscal year. Each site license includes all materials necessary to utilize the complete Academy of Engineering program.

          Edventures! Labs is a scaled down model of the Academy of Engineering site license system intended for those destinations that have space or funding restrictions. It contains curriculum, storage cabinets and other material, but has a reduced inventory of LEGOs and relies on Edventures!.COM for delivery of the curriculum. A site license for an Edventures! Lab currently costs $6,995 which includes a 50-student block license for access to Edventures!.COM. Additional student access in blocks of 50 cost $1,750 per year for the Edventures! Labs. We have sold 50 Edventures! Labs during the previous fiscal year.

          Discover! Labs is a scaled down model of the Edventures! Lab site license system intended for smaller groups of approximately 30 students. It contains curriculum, a storage cabinet and other material, but has a reduced inventory of LEGOs and relies on Edventures!.COM for delivery of the curriculum. A site license for a Discover! Lab currently costs $1,995 which includes a 30-student block license for access to Edventures!.COM. Introduced this past year, we have sold 16 Discover! Labs during the previous fiscal year.

          Edventures Brick Labs! provide an inexpensive hands-on learning solution for educators in all types of teaching environments. The Brick Lab! combines the Edventures!.COM curriculum, LEGO manipulatives, storage bins and Internet/web services for smaller groups of approximately 30 students. The Brick Lab! sells for $499 and is not licensed. Introduced this past year, we have sold four Brick Labs during the previous fiscal year.

          Edventures!.COM is an Internet delivered program that provides a safe, secure and exciting learning environment for students to interact within from home and from school. Edventures!.COM includes online curriculum and assessment, filtered communication
          tools, forums and a variety of additional online services.   The
          program utilizes Internet based resources and services as a stand-alone product and also serves as an extension service to our school-based Academy of Engineering product. Edventures.COM can be viewed on the web at edventures.COM. This environment features over 200 do-at-home projects organized into a sophisticated learning model (Merit System), an animated glossary, monitored chat rooms, live interaction with online instructors, personal email accounts for all students and more. The Edventures!.COM at-home curriculum utilizes found materials, LEGO products, software and other resources to teach concepts in Physics, Electricity, Internet, Programming, Art, Architecture and Engineering. Edventures!.COM is included in the Academy of Engineering site license as an on-line support tool and provides a framework within which students can safely communicate, collaborate, and learn. Edventures!.COM is also available as a stand-alone, home based subscription product for $69.95 per year. We currently have 200 stand-alone users of Edventures!.COM and approximately 10,000 users related to our Academy of Engineering and Edventures! Labs programs.

     The Academy of Engineering, Edventures! Lab, Discover! Lab, and Brick Lab! have three main delivery models, which makes these products suitable for use in various learning environments:

          School Resource Center. The Academy of Engineering, Edventures! Lab, and Discover! Labs are currently being deployed as a school-wide resource center that allows K-12 teachers to integrate hands-on project based learning activities into their daily curriculum. As a resource center, these mobile Labs are rolled from classroom to classroom throughout the course of a typical school week, being used by the entire school. Examples of how the program is used include: (1) a platform for gifted and talented programs;
          (2) to enhance and extend a science curriculum; (3) to enhance and extend mathematics activities; (4) to serve as a foundation for an after-school program; (5) as a vocational-technical or technology education program; (6) and to serve as a "special ed" resource.
          This model makes the program an ideal resource for schools around the country that are seeking innovative and organized methods for integrating technology and hands-on learning in the classroom.

          Pre-Engineering Course. The Academy of Engineering and Edventures! Labs provide a comprehensive engineering curriculum designed around the hands-on LEGOs. This curriculum allows the program to serve as the foundation for pre-engineering courses suitable for students in Jr./Sr. High. The hands-on applications of technology, design and production techniques, and the integration of the Internet based services, makes it a highly attractive total classroom solution.

          After School Program.  The Academy of Engineering, Edventures!
          Lab and Discover! Lab programs were originally designed in an after-school environment and are ideal to meet the expanding need for educational solutions for school-based programs, Boys & Girls Clubs, YMCA, Community Learning Centers and similar organizations. When used in this format, these programs become a hub for educational activities out of the engineering curriculum, or from the online Edventures! program. The complete support, assessment and curriculum components provide a system for offering a flexible, effective educational offering.

     We believe that education programs of our type are not currently available from any other source and present a unique opportunity for sales and marketing to specific segments of the education industry. We intend to attempt to achieve significant penetration of the K-12 and other extended learning markets with the Academy of Engineering, Edventures! Lab and Discover! Lab products through strategic alliances with existing educational
based companies such as Pitsco LEGO Dacta, EDAcom Technoligia and ZapMe!   We
believe that PCS' education programs deliver a unique, proven learning experience that:

     * provides students with exciting and relevant activities that brings curriculum to life;

     *    develops essential critical thinking and problem-solving skills;

     *    prepares students for real-world career demands; and

     *    builds a strong foundation in technical literacy.

Markets.
--------

     The educational market is a significant market in the United States but is fragmented into various segments ranging from non-profit educational programs to the public school system. We focus our sales and marketing efforts on specific market segments in an integrated strategy that is intended to build brand name awareness of our PCS products in schools, at home and within the larger educational marketplace.

     We believe that a major shift of focus is taking place in education in our public and private schools as educators and parents seek to maximize educational experiences for children based upon advances in technology. We believe that this shift necessitates sweeping changes in how schools are operated, programs are taught, technology is integrated, students are assessed and classrooms are managed. Over the past few years, the emergence of a for-profit education industry has begun to evolve in response to parents' and society's demand for more and better alternatives in education. Parents are giving their children's schools low grades for teaching performance and at the same time there is an increase in public support for school choice. In the recent presidential political campaign, the issue of education, including the public funding of private school vouchers, was a significant issue. A school voucher program has also been recently upheld in a case decided at the United States Supreme Court. These factors are driving the growth of private and charter school alternatives.

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

     The Growth of the Extended Learning Market. Recent high-profile federal programs indicate a growing opportunity within the extended learning market which encompasses before, after and summer school programs on the campus of public schools, or operated through the venue of organizations like the Boys & Girls Clubs of America. A recently posted web site, "www.afterschool.gov," summarizes many of the federal funding sources now available for this growing market segment. One significant driving force in this movement is the proven impact after-school programs have for decreasing juvenile crime. Part of the funding of the Boys & Girls Clubs of America is provided by the Department of Justice. Other indicators in this market include the federal government's 21st Century Community Learning Center program which had a budget of approximately $1.2 billion for the budget year 2001.

     PCS Designated Markets.
     -----------------------

     Academy of Engineering and Edventures! Lab: Markets.
     ----------------------------------------------------

     We have identified as our initial primary market for the Academy of Engineering traditional public and private schools and the after-school programs that are growing quickly across the United States. Widespread financial support for implementing school-based after-school programs is driving the growth of public school programs in this segment. To illustrate this growing trend, $100 million was allocated in 1998 by the DOE for public school-based after-school programs. This number grew to $200 million 1999 and to an estimated $600 million in 2000. In addition, the growth of programs such as those offered by the Boys & Girls Clubs of America are further proof of the market need for this product. The United States Department of Justice allocated a $40 million grant to the Boys & Girls Clubs of America in 1999 for the purpose of expanding and enhancing their programs. As a niche market, after school programs, on and off the campus of public schools (the Extended Learning Market) represent a potential market for PCS products.

     K-12 Market in International and U.S.   We have entered into a sales
agency agreement and product alliance relationship with Pitsco LEGO Dacta, a Pittsburg, Kansas based educational company that holds the non-exclusive distribution rights to LEGO Dacta product sales in the United States. Pitsco, established in 1966, has established a market presence and reputation in the school market place and now markets its own line of modular school labs as well as hundreds of other hands-on type products. The Academy of Engineering product complements the Pitsco existing product line. We are attempting to enter into a similar agreement with LEGO EDAcom Technologia based in Brazil and Portugal, for distribution of our Academy of Engineering product in those countries. We are also working towards alliances with LEGO counterparts in India, Hong Kong, Belgium and Germany.

     K-12 Schools in the State of Idaho. The K-12 school market in Idaho is unique marketing opportunity for PCS due to the funding of school purchases of our products by the J.A. & Kathryn Albertson Foundation which is currently funding a statewide technology initiative. PCS is a pre-approved vendor for this initiative and is driving a direct sales effort in Idaho to establish a strong reference network of Academy of Engineering sites using the program.
We anticipate that this network of reference sites will serve as a strong source of market feedback for continually improving the product, and is already serving as an excellent source of testimonials from teachers and administrators using the program. To date, we have sold site licenses for 12 Academy of Engineering centers in the State of Idaho.

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

     Edventures!.COM. Markets.
     -------------------------

     Edventures!.COM is designed to provide a full-featured educational extension via the Internet to all students participating in PCS programs such as the Academy of Engineering. However, for families and students who do not have access to the Academy of Engineering program through a local site license, the program is available on a subscription basis for $69.95 per year. PCS describes the primary market for the current Edventures!.COM product as families with children ages six to 13 who have a strong interest in education. Further, this market can be divided into homeschool families and traditional families.

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

     The K-12 Partner Program.  We have recently developed a marketing
program known as the "K-12 Partners Program."   This program is a fund raiser
model in which participating schools promote the Edventures!.COM product through send-home materials, newsletter promotions and PCS demonstrations to groups such as PTA/PTO's. Utilizing a database driven tracking process, PCS logs all families enrolled through a partner program and shares back a portion of the subscription revenue to the school at the end of the school year.

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

     ZapMe! will also be promoting the PCS name and the Academy of Engineering program in the schools in which it is present. ZapMe! has over 8,000 U. S. schools currently signed up for its programs. PCS expects this alliance to build PCSEdventures!.COM, and Academy of Engineering name recognition through quarterly take-home CD distributions, display through the ZapMe! Netspace and other ZapMe! promotions done through e-mail and other venues.

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

     Lego Dacta and Pitsco Agreement. We have entered into a Marketing Agreement with Lego Dacta and Pitsco, LLC ("Pitsco") for the sale of our "The Academy of Engineering" product. Pitsco is an educational company that holds the non-exclusive distribution rights to LEGO Dacta product sales in the United States. Pitsco, established in 1966, has established significant market presence and reputation in the school market place and now markets its own line of modular school labs as well as hundreds of other hands-on type
products.   We believe that the existing sales and marketing force of Pitsco, will greatly increase the opportunity for introduction of our "The Academy of Engineering" product across the country. To date, Pitsco has sold four units of our The Academy of Engineering product.

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

     Edventures!.COM competes with Junior Net, Apollo, Zif Davis, MultiActive Education and Disney Daily Blast as subscription models ranging from $5.95 per month to $9.95 per month. However, none have the combination of program depth, interactivity, assessment of student project progress, portfolio building, monitored chat and safe communication environments that are standard features on Edventures!.COM at $69.95 per year.

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

     Potential Competitive Advantages.
     ---------------------------------

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

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     We are deemed to be a "small business issuer," and we have selected to comply with the "small business issuer" disclosure requirements of Regulation SB of the Securities and Exchange Commission.

     "Penny Stock" Designation.
     --------------------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *     with a price of less than five dollars per share;

     *     that are not traded on a "recognized" national exchange;

     * whose prices are not quoted on the NASDAQ automated quotation system; or

     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.


Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

     None, not applicable.

Research and Development Expenses.
----------------------------------

     We incurred no research and development expenses during the last fiscal year due to a lack of funding. However, we believe that continued investment in research and development will contribute to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

Number of Employees.
--------------------

     We employ approximately 12 full-time employees of which four are in sales, four are in design and project management, one in accounting and three are in administration and clerical. We will hire part-time and additional full-time employees on an "as-needed" basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 2.  Description of Property.
         ------------------------

     The Company leases its principal executive offices, at 1655 Fairview Avenue Suite #100, Boise, Idaho 83702. These offices consist of approximately 6,000 square feet of Class B office space. Rent obligations are $6,217/month until expiration on February 28, 2002, unless extended by PCS.

Item 3.  Legal Proceedings.
         ------------------

Warren Black v. PCS.
--------------------

     On January 18, 2002, Warren Black, a former independent contractor for the Company, filed a complaint against the Company alleging breach of contract. Mr. Black seeks the return of certain software products that he claimed to have provided the Company during his employment, or their monetary equivalent, which he claims to be $15,000. This case is still in the discovery stage and the Company has determined that it is too early to evaluate the likelihood of an unfavorable outcome in this case.

Key Bank v. PCS and Maher.
--------------------------

     On March 26, 2002, Key Bank, filed a complaint against the Company seeking recovery of $25,208 alleged to be owed by the Company on a promissory note executed by the Company and guaranteed by Anthony A. Maher, the Company's President and CEO. The Company is negotiating to settle the suit on the most favorable terms possible. At March 31, 2002, the Company has accrued the full amount.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     There has never been any "established trading market" for our shares of common stock. Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol "PCSV" as reflected below. No assurance can be given that any market for our common stock will develop in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for our common stock during each quarter since they commenced trading in September, 2001, are shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                              Stock Quotations
                              ----------------


Quarter Ended                       High       Low
-------------                       ----       ---

September 30, 2001                  $0.60     $0.25

December 31, 2001                   $0.28     $0.18

March 31, 2002                      $0.25     $0.06


Recent Sales of Unregistered Securities.
----------------------------------------

     During the last three years, PCS Edventures!.com, Inc. sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). No underwriting fee or other compensation was paid in connection with the issuance of shares except as described in Footnote 1.

            Name                     Date          Shares       Consideration
            ----                     ----          Issued      Paid in Dollars
                                                   ------      ---------------


Chris LaRocco                        4/7/99          5,000            (4)
David Chase                          4/7/99         20,000            (1)
Sam and Marilyn Trozzo,
Trustees                            5/19/99        140,000           35,000
Trozzo Charitable
Remainder                           5/19/99        100,000           25,000
William A.  Coolidge                5/19/99         60,000           15,000
Gayle F.  Anderson (FBO)            5/19/99         40,000           10,000
Jack and Barbara Monroe,
Trustee                             5/19/99         40,000           10,000
Gary Flack                          5/19/99         20,000            5,000
James D.  Holladay                  5/19/99         50,000           12,500
Robert E.  Ritter                   5/19/99         10,000            2,500
Terry and Sally Hanson              5/19/99         10,000            2,500
David and Jama Fox                  5/19/99         10,000            2,500
James V.  Hawkins                    6/3/99         40,000           10,000
Donald J.  Farley                    6/3/99         13,667            (2)
Richard E.  Bean                    6/22/99        100,000           25,000
D.J. Farley Profit Sharing
- FSB                               6/23/99         60,000           15,000
Malcolm Davenport                   6/23/99         20,000            5,000
Anthony A.  Maher                   6/23/99         60,000           15,000
Roy M. & Marian G.  Svee,
Trustees of  the Roy M.
and Marian
G. Svee Family Trust                6/23/99         40,000           10,000
Thomas E.  Zemlicka                 6/23/99         72,000            (2)
Sam and Marilyn Trozzo
Trustees                            6/23/99         43,000            (4)
Ronald T. Davis, Trustee,
R.T.D.                              7/14/99         40,000           10,000
Brent Fox                           7/22/99         80,000           20,000
Richard Wright                      7/22/99         20,000            (1)
James R. or Norma J.
Nugent, Trustees                    7/22/99         80,000           20,000
Robert O. Grover                    7/22/99         79,480.2          (1)
Anthony A. Maher                    8/18/99         40,000            (1)
Donald J. Farley                    8/18/99         40,000            (2)
Roy M.  Svee                        8/18/99         40,000            (2)
Cliff Davenport                     8/18/99         40,000            (2)
Thomas E.  Zemlicka                 8/18/99         40,126            (2)
Richard E.  Bean                     9/1/99        100,000           25,000
Pat Mitchell                         9/1/99         15,000            (1)
Lorentzen Family Trust               9/1/99          6,000            1,500
Roy and Rose Borone,
Trustee                              9/1/99        100,000           25,000
Ranae Wenger                         9/1/99          5,000            (1)
Jennifer Dixon                       9/1/99          5,000            (1)
Bankers Investment Group,
Ltd.                                9/15/99        400,000          100,000
Roy and Marian Svee,
Trustees                            11/8/99         50,000           10,000
Ronald Everson                      11/8/99         92,000           23,000
Kent Christensen                    12/7/99         13,334            (1)
Robert O.  Grover                  12/17/99         15,000            (1)
Kent Christensen                   12/17/99         10,000            (1)
David Chase                        12/17/99         10,000            (1)
Patrick Mitchell                   12/17/99         10,000            (1)
Richard Wright                     12/17/99         10,000            (1)
Ranae Wenger                       12/17/99          3,000            (1)
Jennifer Dixon                      1/17/99          3,000            (1)
Andrew Hamblin                     12/17/99          2,000            (1)
Justin R.  Mayfield                12/17/99          4,000            (1)
International Capital
Group, Ltd.                        12/17/99         10,000            (4)
Roy and Marian Svee,
Trustees                           12/17/99         90,000            (2)
Donald J.  Farley, FSB fbo         12/17/99         60,000            (2)
Anthony A.  Maher                  12/17/99         60,000            (2)
Anthony A.  Maher                  12/20/99         40,000            (2)
Gayle Anderson, Trustee             4/17/00         37,037           27,777.75
Scott and Michelle LaBear,
Jt Wros                             4/17/00         22,222           16,666.50
Joseph R. Smith, IRA -
First Union Sec.                    4/17/00        100,000           75,000
Equity Advisors
International                       4/17/00         50,000           37,500
James R. Chapman                    4/17/00         97,778           73,333.50
Technology Literacy Group,
Inc.                                4/17/00         74,075           55,556.25
Cecil D. Andrus                     4/17/00        123,333.40         (2)
James R. Gaul                       4/28/00         74,074           50,000
Stewart I. Perim                    4/28/00         21,111           14,250
Peter S. Richards                   4/28/00         37,500           25,312.50
Shannon Soulsby                      5/5/00        100,000            (1)
Trent G. Rencher                     5/5/00        100,000           67,500
John E. Richards                     5/5/00         37,500           25,312
Ritter Family Trust                  6/2/00         10,000            6,750
Loretta I. Cook                     6/12/00          1,000            (3)
Mark E. Stutzman                    6/12/00          1,000            (3)
Thomas M. Tice                      6/12/00          1,000            (3)
Symbion, Ltd.                       6/12/00          9,000            (3)
Equity Advisors
International                       6/12/00          6,666            (3)
Halverson, Ronald and
Valerie, Co-Trustees                6/12/00         40,000           30,000
International Capital
Group Ltd.                           8/4/00         50,000            (4)
Douglas W.  Miller                   8/4/00          7,000            (3)
Dan Sevier                           8/4/00          1,000            (3)
Allan J. Kupczak                    9/15/00         66,667           50,000.25
Ryan Canning                        9/15/00          8,000            6,000
Gene R. and Sara A.
Whitlow Family Trust                9/15/00         12,000            9,000
Robert F. and Betty C.
Mitchell                            9/15/00         53,333           39,999.75
Kevin Denison                       9/15/00         12,000            9,000
Mark E. Urness                      9/15/00         33,333           24,999.75
Dwayne J. Denison                   9/15/00         13,000            9,750
Evan Hathaway                       9/15/00         72,000           54,000
Reed J. Bowen, Jr.                  9/15/00         72,000           54,000
Kirk J. Moser                       9/15/00         23,266           17,449.50
International Capital
Group Ltd.                          9/15/00          5,000            (4)
Joseph R. Smith IRA -
First Union Sec.                    9/15/00         50,000           37,500
Jerry H.  Canning                   9/15/00          8,000            6,000
Andrew Aeling fbo-First
Trust Corp.                         9/15/00          6,667            5,000.25
Thomas K. and Liesbeth L.
Benedict                            9/15/00         12,000            9,000
Mark S.  Boland                     9/15/00         12,000            9,000
Charles L.  Bradley                 9/15/00         16,000           12,000
Thomas S.  Brower                   9/15/00          4,000            3,000
Trevor Brown, Inc.
Pension Plan                        9/15/00         12,000            9,000
Trevor Brown, Inc.
Pension Plan                        9/15/00          6,667            5,000.25
John C.  Bult Trust                 9/15/00          6,000            4,500
Judy Conger Calder                  9/15/00          2,000            1,500
Coghlan Family Corporation, John
R. Coghlan, President               9/15/00         30,000           22,500
Coogan Family Ltd.  P/S,
John S. Coogan, Jr., Gen.           9/15/00         12,000            9,000
Carl S. Derwig                      9/15/00         10,000            7,500
John Duda                           9/15/00         50,000           37,500
Daniel T. Gluch                     9/15/00          8,400            6,300
Thomas R. and Anita L. Gluch        9/15/00          4,000            3,000
Greeley Orthodontic Center
Profit Sharing                      9/15/00         12,000            9,000
Walter Hinckfoot, Jr. Living Trust  9/15/00         14,000           10,500
Walter Hinckfoot, Jr. Living Trust  9/15/00         10,000            7,500
Donald Ingalls, Trustee             9/15/00          6,667            5,000.25
Jensen Orthodontic Center-Profit
Sharing                             9/15/00         15,000           11,250
Jeffrey E.  and Miriam M. Joyce     9/15/00         12,000            9,000
Kimball Family Trust                9/15/00         60,000           45,000
Geoffrey Kopecky                    9/15/00         12,000            9,000
Armand LaSorsa fbo - First Trust
Corp.                               9/15/00          8,000            6,000
Leon and Elba Manfredi              9/15/00          6,000            4,500
Mechling Family Trust               9/15/00         12,000            9,000
John Montfort                       9/15/00         26,667           20,000.25
Norman R. Morris Living Trust       9/15/00         10,000            7,500
Robert G.  Niederkom Irrevocable
Trust                               9/15/00         20,000           15,000
Diana Nichols                       9/15/00         13,333            9,999.75
Clifford Nichols fbo - First Trust
Co.                                 9/15/00         16,000           12,000
Dennis R.  Shinn and Karen Brilland 9/15/00         12,000            9,000
Henry and Nellie M. Stuit Revocable
Trust                               9/15/00         12,000            9,000
Diane Stump                         9/15/00          6,000            4,500
Mike Vander Plaats fbo -
First Trust Co.                     9/15/00          4,000            3,000
Robert Wegner fbo - First Trust Co. 9/15/00         16,000           12,000
Michael H.  Yokoyama and Jaye S.
Venturi                             9/15/00         12,000            9,000
Douglas W.  Miller                 10/16/00          4,948            (3)
Dan Sevier                         10/16/00          1,057            (3)
Tom Donovan                        10/16/00          4,000            (3)
Thomas E.  Thompson                10/16/00          2,316            (3)
Symbion, Ltd.                      10/16/00          5,133            (3)
Loretta I.  Cook                   10/16/00            500            (3)
Thomas M.  Tice                    10/16/00            567            (3)
Ryan Cravens                       10/16/00            942            (3)
James Boston                       10/16/00            537            (3)
John G.  Ariko, Jr. Revocable
Living Trust                       10/16/00         20,000           15,000
Richard K. and Polly L. Ball, Co-
Trustees                           10/16/00          6,000            4,500
Marcella D. Barnhort, Trustee      10/16/00         12,000            9,000
Barr Asset Family Ltd. Partnership 10/16/00          3,000            2,250
Ron C.  Berg                       10/16/00          2,000            1,500
Alan and Leslie Berlinberg,
Trustees                           10/16/00          6,667            5,000.25
Jeffrey T. Canning                 10/16/00          4,000            3,000
Joseph L. Draskovich, First Trust
Corp. fbo                          10/16/00         10,000            7,500
Robert L. and Connie T. Dye        10/16/00         12,000            9,000
Robert D. and Rita Y. Ervin, Co-
Trustees                           10/16/00         12,000            9,000
David R. and Alice M. Evers        10/16/00         16,000           12,000
Todd Gluch                         10/16/00          1,333.33         1,000
Josie Gluch                        10/16/00          1,333.33         1,000
Tyra Gluch                         10/16/00          1,333.33         1,000
D.  Hall Investments, L.L.C.       10/16/00          8,000            6,000
Ronald and Valerie Halverson, Co-
Trustees                           10/16/00         35,000           26,250
Frederick Z. Herr                  10/16/00         30,000           22,500
Robert E.  Hinman                  10/16/00          3,000            2,250
Vance L.  Kalcic                   10/16/00          8,000            6,000
Charles Kovaleski, First Trust
Corp. fbo                          10/16/00         10,000            7,500
Chuck Leal                         10/16/00          7,000            5,250
Steven Levy                        10/16/00          8,000            6,000
R.C. Luker Construction Defined
Benefit fbo                        10/16/00         12,000            9,000
Leon and Elba Manfredi             10/16/00          4,000            3,000
Mechling Family Trust              10/16/00          4,000            3,000
Richard T.  Press, First Trust
Corp. fbo                          10/16/00         13,096            9,822
Ratliff Investments                10/16/00         10,000            7,500
Karen G. Reardon                   10/16/00          5,000            3,750
Robert E.  Rigert                  10/16/00          5,000            3,750
Hazen A. and Joseph Sandwick
Revocable Trust                    10/16/00         12,000            9,000
Annette Simons and Mark Sullivan   10/16/00          4,000            3,000
Stephen G. Smith                   10/16/00         10,000            7,500
Swiss American, Inc.               10/16/00         67,000           50,250
Thomas E. Thompson                 10/16/00         43,333           32,499.75
Bruce Unsworth, First Trust Corp.
fbo                                10/16/00         12,000            9,000
John R. Ureel                      10/16/00         12,000            9,000
Jerome T. Usails, First Trust
Corp. fbo                          10/16/00         33,392           25,044
Mike Vander Plaats fbo - First
Trust Co.                          10/16/00          2,666.67         2,000
Robert and Sally Veazey            10/16/00          4,000            3,000
Johnny Warren                      10/16/00          4,000            3,000
Gary R. Weber, Trustee             10/16/00          6,000            4,500
Steve Womack                       10/16/00         10,000            7,500
Daniel Andrzejek, First Trust Corp.
 fbo                               10/16/00          5,333.33         4,000
Don M. Barnes                      10/16/00          6,000            4,500
Trace G.  Barnes                   10/16/00          6,000            4,500
Brian Dusseault, First Trust Corp.
 fbo                               10/16/00          3,600            2,700
Ralph M. and Rita J. Eisenmann,
Trustees                           10/16/00          4,000            3,000
George R. Jarkesy, Jr.             10/16/00          6,700            5,025
Armand LaSorsa fbo - First
Trust Corp.                        10/16/00          8,000            6,000
Fred L.  Prevost                   10/16/00         20,000           15,000
Allen Reuben, M.D. P.A.            10/16/00          6,000            4,500
Dan Sevier                         10/16/00          4,000            3,000
Ilene Canning                      10/16/00          4,000            3,000
Nathan Pugmire                     10/16/00         20,000           15,000
Richard F.  Schmidt                10/16/00         50,000            (4)
Loretta I.  Cook                   10/16/00         10,000              100
Steve Cook                         10/16/00            505                5.05
Ryan Cravens                       10/16/00          6,089               60.89
Lois C.  Hull                      10/16/00          1,405               14.05
Nerese S. Crayton                  10/16/00          1,405               14.05
Randy P.  Masciarelli              10/16/00            703                7.03
Douglas W.  Miller                 10/16/00         29,869              298.69
Mark Miller                        10/16/00          3,000               30.00
Dan Sevier                         10/16/00         35,670              356.70
Frank S.  Mascari                  10/16/00            500                5.00
Richard D.  Simpson                10/16/00          2,810               28.10
Eric M.  Tice                      10/16/00            400                4.00
Lauren M.  Tice                    10/16/00            400                4.00
Thomas M.  Tice                    10/16/00         10,019              100.19
Symbion Ltd.                       10/16/00         56,670              566.70
Thomas E. Thompson                 10/16/00         16,653              166.53
Debbie A. Tice                     10/16/00            703                7.03
Tammy Deboe                        10/16/00            703                7.03
Mary DeMarco                       10/16/00            703                7.03
Roy and Marian Svee, Co-Trustees   10/16/00        500,000            (5)
Anthony A.  Maher                  10/16/00        500,000            (5)
Donald J. Farley                   10/16/00        500,000            (5)
George R.  Jarkesy, Jr.            10/16/00        100,000            (4)
Nathan and Kristen Pugmire          11/2/00         37,037           27,777.75
Russell B.  Geyser                  11/2/00         50,000            (6)
Russell B.  Geyser                  11/2/00         50,000            (6)
Russell B.  Geyser                  11/2/00         30,000            (6)
Russell B.  Geyser                  11/2/00         30,000            (6)
Russell B.  Geyser                  11/2/00         15,000            (6)
Cliff Papik                         11/2/00         10,000            (6)
Elaine Montemarano                  11/2/00         10,000            (6)
Jeff Block                          11/2/00          5,000            (6)
Art Beroff                          11/2/00        100,000            (4)
Art Beroff, Custodian for David
Beroff                              11/2/00         12,500            (4)
Art Beroff, Custodian for Ilana
Beroff                              11/2/00         12,500            (4)
Frank S.  Mascari                   11/2/00          6,448              64.48
James Boston                        11/8/00          3,015              30.15
George R.  Jarkesy, Jr.             11/8/00          8,291              82.91
International Capital Group Ltd.    11/8/00          7,200              72.00
Brent Fox                          12/20/00         22,222          15,000
Leonard W. Burningham                4/9/01        100,000          25,000(7)
Equity Advisors                     5/29/01         60,000             600(8)
Mark Stutzman                       5/29/01          7,025              70(8)
J. Jay Longwell                     7/18/01          6,000           4,500(9)
Samuel R. Trozzo & Marilyn A. Trozzo
TTEES FBO Trozzo Family Trust       8/24/01        250,000          25,000(10)
Douglas Miller                     10/11/01          1,000             280(11)
Tom Tice                           10/11/01          1,000             280(11)
Mark Stuzman                       10/11/01          1,000             280(11)
Lorie Cook                         10/11/01          1,000             280(11)
Walt Miller                        10/11/01          1,000             280(11)
Dan Sevier                         10/11/01          7,500           2,100(11)
Tom Thompson                       10/11/01          3,750           1,050(11)
Ryan Cravens                       10/11/01          3,750           1,050(11)
LaRocco & Associates Inc.          10/11/01         15,000           4,500(12)
Tom Hay                            10/11/01         10,000           2,800(13)
Charles Bradley                    10/11/01          5,000           1,400(13)
Liesbeth Benedict                  10/11/01          5,000           1,400(13)
Scott Peyron & Associates, Inc.    10/26/01         59,570          37,529(14)
Vern Nelson                        10/26/01         15,968          10,060(14)
Tom Hay                            12/31/01         15,000           4,500(15)
John Coghlan                         2/6/02        250,000          25,000(10)
Thomas Hay                          3/31/02         10,000           1,400(16)
Liesbeth Benedict                   3/31/02         23,000           3,220(16)
Charles Bradley                     3/31/02         26,000           3,640(17)

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

(7) These shares of common stock were issued for conversion of debt at $0.25 per share.

(8) These shares of common stock were issued for conversion of warrants at $0.75 per share.

(9)  These shares of common stock were issued for services at $0.75 per share.

(10) These shares of common stock were issued for cash at $0.10 per share.

(11) These shares of common stock were issued for services at $0.28 per share.

(12) These shares of common stock were issued for services at $0.30 per share.

(13) These shares of common stock were issued as consideration for notes payable at $0.28 per share.

(14) These shares of common stock were issued for conversion of payable at $0.63 per share.

(15) These shares of common stock were issued as consideration for notes payable at $0.30 per share.

(16) These shares of common stock were issued as considerations for notes payable at $0.14 per share.

(17) These shares of common stock were issued as interest for notes payable at $0.14 per share.

Holders.
--------

     As of July 8, 2002, there were 14,270,347 shares of common stock outstanding and approximately 365 stockholders of record.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     For the near-term, we have two objectives. First, it is our intent to focus our marketing efforts to increase sales of our Academy of Engineering, Edventures! and Discover! Labs. We are working with a local public relations firm to increase corporate, brand and product awareness. We continue to promote our subscription model to various target markets which we have identified. Our second objective involves our ongoing commitment to product development. We have dedicated resources to curriculum and content development. It is our desire to remain on the leading edge of project-based learning within the education marketplace.

Results of Operation.
---------------------

Results and Comparison for Fiscal Years

     Fiscal year ended March 31, 2002 resulted in a net loss of ($1,560,348). This net loss is a decrease of ($1,121,013), or 42%, from the net loss for fiscal year 2001 of ($2,681,361). The Basic and Diluted Loss per Share for fiscal year 2002 is ($0.12), as compared to a loss per share of ($0.26) for fiscal year 2001. This decrease in loss per share of ($0.14), or 54%, results from two components (1) an increase in our overall net loss, ($0.11)/share, and (2) an increase in the number of shares outstanding, ($0.03)/share. Details of changes in revenues and expenses can be found below.

Revenues

     Revenues of $572,356 for fiscal year 2002 were up from revenues of $255,717 for fiscal year 2001 by $316,639, or 124%. This increase is due to increased marketing and promotion efforts as well as the introduction of two additional lab products during this previous fiscal year.

Cost of Goods Sold/Cost of Sales

     Cost of Goods Sold increased $134,821, or 143%, from fiscal year 2001, $93,986, to fiscal year 2002, $228,807. This increase is due primarily to increase sales as previously mentioned.

Operating Expenses

     Operating expenses decreased by $1,246,982, or 44%, from fiscal year 2001, when operating expenses were $2,804,524 to fiscal year 2002 when operating expenses were $1,557,542. This decrease is due cost containment strategies, most notably temporarily eliminating research and development costs and also cutting our workforce by 40%, or 8 people.

Liquidity.
----------

     As of the fiscal year ended March 31, 2002, the Company had $1,046 is Cash, with total current assets of $367,671 and total current liabilities of $1,965,388. The Company has a stockholders' deficit of ($1,507,638).

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          March 31, 2002 and 2001

          Independent Auditors Report

          Consolidated Balance Sheet - March 31, 2002

          Consolidated Statements of Operations for the years ended March 31, 2002 and 2001

          Consolidated Statements of Stockholders' Equity (Deficit)

          Consolidated Statements of Cash Flows
          for the Years Ended March 31, 2002 and 2001

          Notes to Financial Statements

                    PCS EDVENTURES!.COM, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002

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

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
PCS Edventures!.COM, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheet of PCS Edventures!.COM, Inc. as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCS Edventures!.COM, Inc. as of March 31, 2002 and the consolidated results of their operations and their cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has accumulated significant losses, has negative working capital and deficit in stockholders' equity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties.


/S/HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
June 26, 2002

                    PCS EDVENTURES!.COM, INC.
                    Consolidated Balance Sheet

                              ASSETS

                                                            March 31,
                                                             2002
CURRENT ASSETS

     Cash                                                   $   1,046
     Accounts receivable                                      355,004
     Debt offering costs, net (Note 2)                         11,621
                                                            ---------
          Total Current Assets                                367,671
                                                            ---------
FIXED ASSETS, NET (Note 3)                                     83,079
                                                            ---------
OTHER ASSETS

     Deposits                                                   7,000
                                                            ---------
          Total Other Assets                                    7,000
                                                            ---------
          TOTAL ASSETS                                      $ 457,750

                                                            ==========
The accompanying notes are an integral part of these financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,
                                                              2002

CURRENT LIABILITIES

     Bank overdraft                                       $    15,272
     Accounts payable                                         274,350
     Wages payable                                             22,211
     Payroll taxes payable                                    120,572
     Accrued interest                                          43,383
     Accrued expenses                                         157,432
     Unearned revenue                                         397,015
     Notes payable - related parties (Note 5)                 158,882
     Notes payable (Note 6)                                   776,271
                                                          -----------
          Total Current Liabilities                         1,965,388
                                                          -----------
          Total Liabilities                                 1,965,388
                                                          -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized 50,000,000
      shares; 13,261,522 shares issued and outstanding     21,596,003
     Deferred consulting fees                                 (27,344)
     Accumulated deficit                                  (23,076,297)
                                                         ------------
          Total Stockholders' Equity (Deficit)             (1,507,638)
                                                         ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIT)                                      $    457,750
                                                         ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Operations

                                                      For the Years Ended
                                                           March 31,
                                                   2002             2001
REVENUE                                          $  572,356    $  255,717

COST OF GOODS SOLD                                  228,807        93,986
                                                 ----------    ----------
GROSS PROFIT                                        343,549       161,731

                                                 ----------    ----------
OPERATING EXPENSES

 Research and development costs                           -       150,000
 Depreciation expense                                82,832        69,226
 General and administrative                       1,474,710     2,585,298
                                                 ----------    ----------
  Total Operating Expenses                        1,557,542     2,804,524
                                                 ----------    ----------
OPERATING LOSS                                   (1,213,993)   (2,642,793)

OTHER INCOME AND EXPENSES

 Interest expense                                  (346,355)      (41,187)
 Interest income                                          -         2,619
                                                 ----------    ----------
  Total Other Income and Expenses                  (346,355)      (38,568)
                                                 ----------    ----------
NET LOSS                                        $(1,560,348)  $(2,681,361)
                                                 ==========    ==========
BASIC AND DILUTED LOSS PER SHARE (Note 1)       $     (0.12)  $     (0.26)
                                                 ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              12,763,365    10,148,792
                                                 ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                      Deferred
                                Common Shares        Consulting  Accumulated
                               Shares      Amount       Fees        Deficit
Balance, March 31, 2000        8,247,714   18,528,262  $       - $(18,834,588)

Common stock issued for
 services at an average
 price of $0.43 per share        325,237      138,672          -            -

Warrants granted below
 market value and exercised
 for cash at $0.75 per
 share                           203,161      152,371          -            -

Stock offering costs                   -     (150,339)         -            -

Common stock issued for
 prepaid services at
 $0.71 per share                 100,000       71,000    (71,000)           -

Common stock issued to
 board members for services
 at $0.71 per share            1,500,000    1,065,000          -            -

Options granted below
 market value                          -       84,463    (84,463)           -

Common stock issued for
 cash at $0.75 per share       1,599,588    1,199,691          -            -

Common stock issued for
prepaid services at $.075
per share                        125,000       93,750    (93,750)           -

Stock offering costs                   -     (143,075)         -            -

Common stock issued to
 purchase assets at $0.75
 per share                       200,000      150,000          -            -

Common stock issued for
 note consideration at $0.75
 per share                        24,000       18,000          -            -

Common stock issued for
 conversion of warrants at
 $0.67 per share                  59,259       40,000          -            -

Amortization of expenses
prepaid with common stock              -            -     76,147            -

Net loss for the year ended
 March 31, 2001                        -            -          -   (2,681,361)

Balance, March 31, 2001       12,383,959  $21,247,795  $(173,066)$(21,515,949)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Common Shares        Consulting  Accumulated
                               Shares      Amount       Fees        Deficit
Balance, March 31, 2001       12,383,959  $21,247,795  $(173,066)$(21,515,949)

Common stock issued for
conversion of debt at $0.25
Per share                        100,000       25,000          -            -

Common stock issued for
conversion of warrants at
$0.75 per share                   67,025       50,269          -            -

Stock offering costs                   -      (49,599)         -            -

Common stock issued for
services at $0.75 per share        6,000        4,500          -            -

Common stock issued for cash
at $0.10 per share               250,000       25,000          -            -

Warrants issued in conjunction
with private placement
memorandum at $0.73 per warrant        -      191,634          -            -

Common stock issued for services
at $0.28 per share                20,000        5,600          -            -

Common stock issued for services
at $0.30 per share                15,000        4,500          -            -

Common stock issued as
consideration for notes payable
at $0.28 per share                20,000        5,600          -            -

Common stock issued for
conversion of payable at $0.63
per share                         75,538       47,774          -            -

Common stock issued as
consideration for notes payable
at $0.30 per share                15,000        4,500          -            -

Common stock issued for cash at
$0.10 per share                  250,000       25,000          -            -

Common stock issued as
consideration for notes payable
at $0.14 per share                59,000        8,430          -            -

Amortization of expenses prepaid
with common stock                      -            -    145,722            -

Net loss for the year ended
March 31, 2002                         -            -          -   (1,560,348)

Balance, March 31, 2002       13,261,522  $21,596,003 $  (27,344)$(23,076,297)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
              Consolidated Statements of Cash Flows

                                                For the Years Ended
                                                     March 31,
                                                 2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $ (1,560,348)  $(2,681,361)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation                                        82,832        69,226
  Amortization of debt offering costs                 79,092             -
  Amortization of debt discount                      166,980             -
  Amortization of expenses prepaid with common
    stock                                            145,722             -
  Common stock issued for services                    33,130     1,399,885
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                 (330,783)      (22,904)
  (Increase) in prepaid expenses                           -      (102,066)
  Decrease in inventories                                  -           525
  Decrease in notes receivable                             -         4,100
  Increase in accounts payable and
   accrued liabilities                               328,975        37,530
  Increase (decrease) in interest payable             36,729        (2,003)
  (Decrease) in commitments and contingencies         (1,938)      (48,164)
  Increase in unearned revenue                       367,230        29,785
                                                   ---------    ----------
   Net Cash Used by Operating Activities            (652,379)   (1,315,447)
                                                   ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                             (1,031)       (3,255)
                                                   ---------    ----------
   Net Cash Used by Investing Activities              (1,031)       (3,255)
                                                   ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft                 9,426       (14,956)
 Proceeds from related parties                        89,500       166,522
 Payments to related parties                         (60,750)      (75,506)
 Payments on long-term debt                          (65,831)      (13,979)
 Proceeds from long-term debt                        717,500        84,502
 Financing debt issue costs                          (90,713)            -
 Stock offering costs paid                                 -      (143,075)
 Proceeds from common stock                           50,670     1,241,723
                                                   ---------    ----------
   Net Cash Provided by Financing Activities         649,802     1,245,231
                                                   ---------    ----------
DECREASE IN CASH                                      (3,608)      (73,471)

CASH AT BEGINNING OF YEAR                              4,654        78,125
                                                   ---------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $   1,046    $    4,654
                                                   =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
        Consolidated Statements of Cash Flows (Continued)

                                                For the Years Ended
                                                     March 31,
                                                 2002             2001
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                  $         -      $    18,000
 Common stock issued for services               $    33,130      $ 1,399,885
 Common stock issued for fixed assets           $         -      $   150,000
 Common stock issued as consideration for notes
  payable                                       $    18,530      $         -
 Common stock issued for conversion of accounts
  payable                                       $    72,774      $         -

Cash Paid For:

 Interest                                       $     2,145      $    39,184
 Income taxes                                   $         -      $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001
NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

     The consolidated financial statements presented are those of PCS Edventures!.COM, Inc., an Idaho Corporation, and its wholly-owned subsidiary, PCS Schools, Inc., an Idaho corporation (collectively, "the Company").

     On August 3, 1994, PCS Edventures!.COM, Inc., was incorporated under the laws of Idaho to engage in web-based and site-licensable educational products.

     In October 1994, an agreement was authorized allowing the Company to exchange, on a one-for-one basis, common stock for stock of PCS Schools, Inc. As a result of this agreement, PCS Schools, Inc., became a wholly-owned subsidiary of the Company.

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

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Provision for Taxes

     At March 31, 2002, the Company has a net operating loss carryforward available to offset future taxable income of approximately $7,520,000, which will expire in 2022. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryfowards which could be utilized. No tax benefit had been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                 For the Years Ended
                                                       March 31,
                                                2002            2001


           Income tax benefit at statutory rate  $ 433,711 $  522,681
           Change in valuation allowance          (433,711)  (522,681)
                                                 --------- ----------
                                                 $       - $        -
                                                 ========= ==========

       Deferred tax assets are comprised of the following:

                                                   For the Years Ended
                                                         March 31,
                                                   2002           2001


           Income tax benefit at statutory rate  $ 2,791,595 $  2,357,884
           Change in valuation allowance          (2,791,595)  (2,357,884)
                                                 ----------- ------------
                                                 $         - $          -
                                                 =========== ============

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for the Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Revenue Recognition

       The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". The Company recognizes revenues relating to the Academy of Engineering
       (AOE) lab and the Edventures! lab site licenses over the 1-year term of the license beginning when the physical lab equipment and the license has been delivered. Subsequent sales of AOE or Edventures! lab licenses are recorded on the sale of the license and recognized over a 1 year time period to revenue. Each lab license is for a period of 1 year from the date of the renewal. The Company recognizes revenues relating to the subscriptions sold to their edventures.com website on a monthly basis. Revenues relating to other activities such as education services delivered are recognized when the services are rendered. If a customer decides to discontinue the use of the products, the customer must return all of the information received except for the physical lab equipment. Additionally, the customer will not have access to the license when the contract is terminated. The Company does not have an obligation to refund any portion of the proceeds received for either the sale of the AOE lab license or the subsequent renewals of the licenses.

       e.  Concentrations of Risk - Significant Supplier

       The Company uses one supplier to provide goods used in the Company's labs. This significant supplier accounts for 82% of the Company's cost of goods sold and 26% of the Company's accounts payable balance.

       f. Basic and Diluted Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted loss per share is equal to basic loss per share as the result of the antidilutive nature of the stock equivalents. The Company has excluded 2,682,837 potential common stock equivalents from the calculation of basic loss per share.

                                             For the Years Ended
                                                     March 31,
                                                2002          2001


       Basic loss per share from operations:
       Numerator - loss                       $(1,560,348) $ (2,681,361)
       Denominator - weighted average number
         of shares outstanding                 12,763,365    10,148,792
                                              -----------  ------------
       Loss per share                         $     (0.12) $      (0.26)
                                              ===========  ============

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       g.  Research and Development

       All amounts expended for research and development are charged to expense as incurred. The Company expensed $-0- and $150,000 as research and development for the years ended March 31, 2002 and 2001, respectively.

       h. Debt Offering Costs

       Debt offering costs are related to private placements in 2001, and are being amortized on a straight line basis over the term of the related debt. Amortization expense related to these costs was $79,092 and $0 in 2002, and 2001, respectively.

       i.  Newly Issued Accounting Pronouncements

       SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending March 31, 2002 for the Company.

       SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


   NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i.  Newly Issued Accounting Pronouncements (Continued)

       SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

       While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

       SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset.

       Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i.  Newly Issued Accounting Pronouncements (Continued)

       SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

       SFAS 144 develops one accounting model (based on the model in SFAS
       121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the consolidated financial statements amounts for operating losses that have not yet occurred.

       Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

       While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.


NOTE 3 - FIXED ASSETS

       Computer equipment and education asset software have 5-year lives. Office equipment has a 7-year life. Depreciation is computed using the straight-line method. Assets and depreciation for the period are as follows:

                                                      March 31,
                                                        2002

        Computer equipment                           $ 343,093
        Office equipment                                54,638
        Education assets and software                  278,885
        Accumulated depreciation                      (593,537)
                                                     ---------
            Total Fixed Assets                       $  83,079
                                                     =========

                      PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 3 - FIXED ASSETS (Continued)

        Depreciation expense for the years ended March 31, 2002 and 2001 was $82,832 and $69,226, respectively.


NOTE 4 - COMMON STOCK TRANSACTIONS

        During the year ended March 31, 2002, the Company issued 500,000 shares of common stock for cash at $0.10 per share.

        During the year ended March 31, 2002, the Company issued 175,538 shares of common stock to convert debt and accounts payable at an average value of $0.42 per share.

        During the year ended March 31, 2002, the Company issued 94,000 shares of common stock as consideration for notes payable at an average value of $0.20 per share.

        During the year ended March 31, 2002, the Company issued 67,025 of common stock for the exercise of warrants valued at $0.75 per share. Total cash received was $670. The balance of $49,599 was accounted for as a stock offering cost.

        During the year ended March 31, 2002, the Company issued 41,000 shares of common stock for services at an average value of $0.36 per share.


NOTE 5 - NOTES PAYABLE - RELATED PARTIES

        Notes payable - related parties consisted of the following at March 31, 2002:

        Notes payable to the President bearing interest
         at 10% per annum, all unpaid principal and
         interest due on demand                                 $  158,882
                                                                ----------
            Total Notes Payable - Related Parties               $  158,882
                                                                ==========

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 6 - NOTES PAYABLE

       Notes payable consisted of the following at March 31, 2002:

       Notes payable related to private placement memorandum
        bearing interest at 8.00% per annum, with payments due
        April 6, 2002, through August 29, 2002.                $  602,500

       Debt discount related to warrants issued in conjunction
        with private placement memorandum, net of
        accumulated amortization of $166,980.                     (24,654)

       Notes payable to three individuals bearing interest at
        18.00% per annum, with payment due on demand,
        secured by accounts receivable                            100,000

       Line of credit with a bank bearing interest at 13.99%
        per annum, unsecured                                       54,760

       Note payable to a bank bearing interest at 11.25%
        with payments due on demand, unsecured.                    25,208

       Note payable to a company bearing interest at 18.50%,
        with monthly payments of $1,468, due September 2002,
        unsecured.                                                 18,457
                                                                ---------
               Total notes payable - current portion            $ 776,271
                                                                =========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

       Operating Lease Obligation

       The Company leases its office under a non-cancelable lease agreement accounted for as an operating lease expiring through December 2003.

       Minimum rental payments under the non-cancelable operating lease is as follows:

            Years ending
               March 31,                                       Amount
                  2003                                          $  66,000
                  2004                                             49,500
           All other years                                         -
                                                                ---------
           Total                                                $ 115,500
                                                                =========

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

       Rent expense was $71,848 and $68,134 for the years ended March 31, 2002 and 2001, respectively.

       Litigation

       Warren Black v. PCS - On January 18, 2002, Warren Black, a former independent contractor for the Company, filed a complaint against the Company alleging breach of contract. Mr. Black seeks the return of certain software products that he claimed to have provided the Company during his employment, or their monetary equivalent, which he claims to be $15,000. This case is still in the discovery stage and the Company has determined that it is too early to evaluate the likelihood of an unfavorable outcome in this case.

       Key Bank v. PCS and Maher - On March 26, 2002, Key Bank, filed a complaint against the Company seeking recovery of $25,208 alleged to be owed by the Company on a promissory note executed by the Company and guaranteed by Anthony A. Maher, the Company's President and CEO. The Company is negotiating to settle the suit on the most favorable terms possible. At March 31, 2002, the Company has accrued the full amount.

       Contracts and Agreements

       On March 27, 2002, the Company executed an agreement with a marketing and product development firm to promote the Company's product in various high profile industry journals and websites. The Company has agreed to issue 515,000 shares of common stock, valued at $27,500, to the marketing firm as compensation for their services. The term of the agreement is six months. As of March 31, 2002, no shares have been issued and no services have yet been performed.


NOTE 8 -   GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. The Company has expanded its product line to include three additional educational labs, which they believe will significantly boost future revenues. The Company also intends to continue offerings of its common stock to raise the capital necessary to cover operating costs not provided for by current revenues.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 8 -  GOING CONCERN (Continued)

        The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

        FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84% to 101% percent for all years; risk-free interest rates of 3% to6%, and expected lives of 3 to 10 years.


                                              For the Years Ended
                                                     March 31,
                                                2002          2001

        Net loss:
           As reported                     $(1,560,348)  $(2,681,361)
           Pro Forma                        (1,780,940)   (3,121,178)

        Net loss per share:
           As reported                     $     (0.12)  $     (0.26)
           Pro Forma                             (0.14)        (0.31)


        During the initial phase-in period of SFAS No. 123, the effect of pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional options could be granted each year.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 9 -  DILUTIVE INSTRUMENTS

        a.  Stock Options (Continued)

        The Company has granted the following options as of March 31, 2002:


                             Date of   Exercise   Exercise  Amount
        Description           Grant     Number     Price   Exercised

        1) Employee           2-05-00    50,000    $ 0.75         0
        2) Officers/directors 4-20-00   600,000    $ 0.75         0
        3) Employee           6-01-00    45,000    $ 0.75         0
        4) Consultant         9-20-00   200,000    $ 0.50         0
        5) Employees          9-01-00   200,000    $ 0.75         0
        6) Director          10-01-00   200,000    $ 0.75         0
        7) Employee          01-05-01    25,000    $ 0.75         0
        8) Employee           6-15-01    25,000    $ 0.75         0
        9) Employee          10-24-01    50,000    $ 0.30         0
       10) Employee           12-1-01    24,230    $ 0.15         0
       11) Board Members     12-10-01 1,000,000    $ 0.30         0
                                      ---------
                                      2,419,230
                                      =========

                                      Risk-Free
                              Fair    Interest   Expected  Expected
        Description           Value     Rate       Life   Volatility

        1) Employee           $0.46     6.05%       3       92.82%
        2) Officers/directors $0.46     6.15%       3       91.32%
        3) Employee           $0.46     6.15%       3       92.82%
        4) Consultant         $0.42     6.15%       3       89.37%
        5) Employees          $0.52     6.21%       3       85.69%
        6) Director           $0.52     6.21%       3       84.39%
        7) Employee           $0.52     6.21%       3       84.39%
        8) Employee           $0.39     3.76%       3       76.69%
        9) Employee           $0.19     3.76%       3      100.52%
       10) Employee           $0.14     3.76%       3       99.80%
       11) Board Members      $0.20     5.69%      10       99.80%


        On April 20, 2000, the Company granted 600,000 options to officers and directors out of the 800,000 authorized on January 19, 2000. On October 1, 2000, the Company granted the remaining 150,000 options authorized to a director. All of the option exercise prices are $0.75 per share with a fair value determined by Black Scholes of $0.46 and $0.52, respectively.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 9 -  DILUTIVE INSTRUMENTS

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

        On June 15, 2001, the Company granted 25,000 options to an employee. These options had an exercise price of $ 0.75 per option and a three year life with a fair value determined by Black Scholes of $0.39.

        On December 1, 2001, the Company granted employees 24,230 options to employees. The options have an exercise price of $0.15 per share. As the exercise price of the shares was less than the trading price of the Company's common shares on the date of issuance, the Company has recognized $1,696 of expense related to these options.

        On December 5, 2001, the Company's Board of Directors approved the granting of 1,050,000 options to employees and board members. On October 24, 2001, the Company granted 50,000 shares to an employee. On December 10, 2001, the Company granted 1,000,000 shares to board members. Each option granted has an exercise price of $0.30 and a fair value determined by Black Scholes of $0.14 and $0.20, respectively.

        b.  Warrants

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

        During the year ended March 31, 2002, the Company issued warrants allowing the holders to purchase 263,607 shares of the Company's common stock. The warrants were issued in conjunction with the private placement memorandum and are exercisable at a price of $0.01 per share for two years. The fair value of the warrants, as determined by Black Scholes, was $191,634, and was recorded as debt discount.

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 10 -RELATED PARTY TRANSACTIONS

        During the years ended March 31, 2002, and 2001, the Company repaid of debt owed to the president of the Company of $60,750 and $75,506, respectively.

        During the years ended March 31, 2002, and 2001, the Company borrowed from the President of the Company $89,500 and $166,522, respectively.

        On September 22, 2000, the President of the Company was issued 500,000 shares of common stock for services valued at $355,000.


NOTE 11 - SUBSEQUENT EVENTS

        Stock Issuances

        On April 1, 2002, the Company issued 313,417 shares of common stock for the conversion of various accounts payable totaling $25,389.

        On April 1, 2002, the Company issued 204,000 shares for the conversion of debt totaling $27,541.

        On April 1, 2002, the Company issued 300,000 shares of common stock for prepaid services valued at $21,000.

        Subsequent to March 31, 2002, the Company issued 191,100 shares of common stock as consideration for the exchange of 382,200 free-trading unrestricted common stock for 382,200 shares of restricted common shares. The shares were valued at $64,762.

        Subsequent to March 31, 2002, warrant holders have exercised warrants to purchase 20,308 shares of the Company's common stock in exchange for $203.

        Stock Cancellations

        On April 8, 2002, the Company accepted the return of, and cancelled, 20,000 shares previously issued to Warren Black (See Note 7).

        Private Placement Memorandum

        As of April 6, 2002, the Company has defaulted on several of the individual notes included in the private placement memorandum. This default triggers an increase in interest rate on the total outstanding debt, of $602,500, from 8% to 18% per annum. The Company is currently attempting to negotiate extensions on the debt, but has not reached any definitive agreement.

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

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the name, address, age and position of each officer and director of the Company:


    Name                Age                      Position
    ----                ---                   --------

Anthony A. Maher        55                  Chairman of the Board,
                                            President, and
                                            Chief Executive Officer

Robert O. Grover        39                  Executive Vice President, Chief
                                            Technology Officer

Christina M. Vaughn     33                  Vice President, Chief Financial
                                            Officer

Donald J. Farley        51                  Secretary, Director

Roy M. Svee             75                  Treasurer, Director

Cecil D. Andrus         74                  Director

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

     Christina Vaughn was promoted to Vice President and CFO from Assistant CFO on May 1, 2002. She joined PCS in June 2000 after serving 8 years as an analyst for the local natural gas utility. She brings to PCS extensive knowledge of revenue, cash, and cost forecasting, asset/liability mitigation, managed reporting of commodities pricing as well as capital project analysis. She graduated, cum laude, May 1990 from the College of Idaho with a BBA in Finance, and from Atkinson Graduate School of Management/Willamette University with an MBA in May 1992.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Anthony A. 3/31/02 120,000   0     0      0     0      0    0
Maher      3/31/01 119,500   0     0      0     *      0    0
President
Director


     * Mr. Maher was the only executive officer of PCS whose cash compensation exceeded $100,000 during the last two fiscal years. Mr. Maher was issued 500,000 shares of "restricted securities" as additional compensation in October, 2000. See the table below under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item for stock options granted to Mr. Maher and other members of management during the last two fiscal years ended March 31, 2002 and 2001.

Options Grants in Last Fiscal Year

     There were grants of stock options made during the fiscal years ended March 31, 2002 and 2001 to our directors and executive officers and others. These options are described below under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item.

Compensation of Directors

     PCS does not currently compensate its directors for director services to PCS. We anticipate that more formal compensation arrangements with our directors will be finalized within the next fiscal year.

Employment Agreements

     We have no written employment agreements with our management.
Currently, we are paying our officers the following annual salaries: Anthony
A. Maher - $120,000; Robert O. Grover - $84,000; Christina Vaughn - $75,000. The Company also provides medical and dental insurance for its officers and other employees.

Stock Option Plans and Other Incentive Compensation Plans

     PCS has not adopted any formal option plans or other incentive compensation plans as of the date of this report. We anticipate that our Board of Directors will, in the near future, adopt incentive compensation plans to provide reward and incentives to employees, directors and agents of PCS. PCS has granted the following options to officers, directors, employees and consultants:

                         Number         Date of   Exercise  Expiration
     Option Holder       Shares          Grant    Price       Date
     -------------       ------          -----    -----       ----

     Anthony A. Maher*   200,000        04/20/00  $.75      04/20/03
     Roy M. Svee*        200,000        04/20/00  $.75      04/20/03
     Donald J. Farley*   200,000        04/20/00  $.75      04/20/03
     Robert O. Grover*   200,000        10/01/00  $.75      10/01/03
     Christy Vaughn*     75,000         09/01/00  $.75      09/01/03
     David Chase         50,000         09/01/00  $.75      09/01/03
     Les Parish          50,000         02/05/00  $.75      02/05/03
     Richard Wright      50,000         09/01/00  $.75      09/01/03
     Laura Hosie         45,000         06/01/00  $.75      06/01/03
     Anita Ashcraft-Drake25,000         09/01/00  $.75      09/01/03
     Nathan Cook         25,000         01/05/01  $.75      01/05/04
     Consultant         200,000         09/20/00  $.50      09/20/03
     Bill Albert         25,000         06/15/01  $.75       6/15/04
     Frances Guiney      50,000         10/21/01  $.30      10/24/04
     Bill Albert          2,310         12/01/01  $.15      12/01/04
     Nathan Cook          1,155         12/01/01  $.15      12/01/04
     Robert O. Grover*    6,467         12/01/01  $.15      12/01/04
     Suzanne Haislip      3,696         12/01/01  $.15      12/01/04
     Christa Roesberry    1,442         12/01/01  $.15      12/01/04
     Anthony A. Maher*    9,160         12/01/01  $.15      12/01/04
     Donald J. Farley*  250,000         12/10/01  $.30      12/10/04
     Roy M. Svee*       250,000         12/10/01  $.30      12/10/04
     Anthony A. Maher*  400,000         12/10/01  $.30      12/10/04
     Cecil D. Andrus*   100,000         12/10/01  $.30      12/10/04

          * Denotes directors and executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth information concerning the beneficial ownership of PCS common stock as of July 8, 2002, by each director and executive officer, all directors and officers as a group, and each person known to PCS to beneficially own 5% or more of its outstanding common stock.

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned(1)              Owned(1)
     -------------------           ---------------              --------

     Anthony A. Maher                1,758,160(3)                 10.53%
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Robert O. Grover                  521,467(4)                  3.12%
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Roy M. Svee                     1,050,000(5)                  6.29%
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Donald J. Farley                1,172,000(6)                  7.02%
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Cecil D. Andrus                   123,333                       (2)
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     Christina M. Vaughn                75,000(7)                    (2)
     1655 Fairview Avenue, Suite 100,
     Boise, Idaho 83702

     All officers and Directors as a
     group                           4,699,960                    28.16%
     (6 persons)

     (1) Based upon 16,689,577 shares of common stock issued and outstanding as of July 8, 2002, which includes 2,419,230 shares that may be issued upon the exercise of currently exercisable options, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home,
(ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

     (2) Less than one percent.

     (3) These shares include (i) 1,100,000 shares owned of record by Mr. Maher, (ii) 9,500 shares which are beneficially owned by a family limited liability named Sullivan Maher for which Mr. Maher acts as a manager (iii) 35,000 shares owned by the Nick Maher foundation of which Mr. Maher is a trustee, (iv) 4,500 shares owned by E.L. Sullivan which are voted by Mr. Maher pursuant to an irrevocable proxy, (v) 200,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.75 per share and are exercisable through April 2003, (vi) 9,160 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.15 per share and are exercisable through December 2004, and (vii) 400,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004.

     (4) These shares include (i) 315,000 shares owned of record by Mr. Grover, (ii) 200,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.75 per share and are exercisable through October 2003, and (iii) 6,467 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.15 per share and are exercisable through December 2002.

     (5) These shares include (i) 600,000 shares owned of record by Mr. Svee,
(ii) 200,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.75 per share and are exercisable through April 2003, (iii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004.

     (6) These shares include (i) 722,000 shares owned of record by Mr. Farley, (ii) 200,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.75 per share and are exercisable through April 2003, and (iii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004.

     (7) These shares are 75,000 shares which may be issued upon the exercise of currently exercisable stock options. These options are exercisable at $.75 per share and are exercisable through September 2003.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the last two fiscal years ended March 31, 2002 and 2001, we have granted certain options to members of our management. See the heading "Stock Option Plans and Other Incentive Compensation Plans" of Item 10, above. In October, 200, we also issued 500,000 shares of our "restricted securities" to Anthony A. Maher, our President.

     During the years ended March 31, 2002, and 2001, the Company repaid of debt owed to the President of the Company of $60,750 and $75,706, respectively.

    During the years ended March 31, 2002, and 2001, the Company borrowed from the President of the Company $89,500 and $16,522, respectively.

   As of March 31, 2002, the Company had a note payable to Mr. Maher in the amount of $158,882. The note bears interest at 10% per annum and is due upon demand.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.

     No Current Reports on Form 8-K of the Securities and Exchange Commission have been filed by the Company during the last quarter of its fiscal year ended March 31, 2002.


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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       PCS EDVENTURES!.COM, INC.



Date: 7/15/2002                        By/s/Anthony A. Maher
      -------------                      -------------------------------------
                                         Anthony A. Maher
                                         CEO, President and Chairman of the
                                         Board of Directors


Date: 7/15/2002                        By/s/Donald J. Farley
      -------------                      -------------------------------------
                                         Donald J. Farley
                                         Secretary and Director


Date: 7/15/2002                       By/s/Cecil D. Andrus
      ---------                          ------------------
                                         Director