Form 10QSB
period 2002-06-30
PCS EDVENTURES COM INC
filed 2002-08-12
CIK 1122020

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                                 14,893,297

                               June 30, 2002


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

                           PCS EDVENTURES!.COM, INC.

                                 AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and March 31, 2002


                           PCS EDVENTURES!.COM, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheets


                                   ASSETS

                                                June 30,            March 31,
                                                  2002                2002
                                                (Unaudited)

CURRENT ASSETS

 Cash                                        $  47,878            $   1,046

 Accounts receivable                           633,377              355,004

 Inventory                                       9,142                   -

 Prepaid expenses                                1,786                   -

 Debt offering costs, net                       44,588               11,621

  Total Current Assets                         736,771              367,671

FIXED ASSETS (NET)                              62,371               83,079

OTHER ASSETS

 Deposits                                        8,425                7,000


  Total Other Assets                             8,425                7,000

  TOTAL ASSETS                               $ 807,567            $ 457,750



                               PCS EDVENTURES!.COM, INC.
                                    AND SUBSIDIARY
                      Consolidated Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                June 30,          March 31,
                                                  2002              2002
                                              (Unaudited)

CURRENT LIABILITIES

 Bank overdraft                                 $         -       $    15,272

 Accounts payable                                    323,888          274,350

 Wages payable                                        23,863           22,211

 Payroll taxes payable                               169,882          120,572

 Accrued interest                                     49,668           43,383

 Accrued expenses                                    156,229          157,432

 Unearned revenue                                    297,812          397,015

 Notes payable - related parties                     148,882          158,882

 Notes payable                                       760,375          776,271


  Total Current Liabilities                        1,930,599        1,965,388

  Total Liabilities                                1,930,599        1,965,388

STOCKHOLDERS EQUITY (DEFICIT)

 Common stock, no par value,
  authorized 50,000,000
  shares; 14,893,297 and 13,261,522
  shares issued and
  outstanding, respectively                       21,752,892       21,596,003

 Deferred consulting fees                            (29,375)         (27,344)

 Accumulated deficit                             (22,846,549)     (23,076,297)

  Total Stockholders= Equity (Deficit)            (1,123,032)      (1,507,638)

  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
   (DEFICIT)                                    $    807,567      $   457,750


                            PCS EDVENTURES!.COM, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                  (Unaudited)

                                          For the Three Months Ended
                                                   June 30,
                                             2002              2001

REVENUE                                      $  1,062,636      $       58,526

COST OF GOODS SOLD                                361,149              28,557

GROSS PROFIT                                      701,487              29,969

OPERATING EXPENSES

 Depreciation expense                              20,708              18,450

 General and administrative                       371,312             502,650

  Total Operating Expenses                        392,020             521,100

OPERATING INCOME (LOSS)                           309,467            (491,131)

OTHER INCOME AND EXPENSES

 Interest expense                                 (79,719)            (15,834)

 Interest income                                       -                   15

  Total Other Income and Expenses                 (79,719)            (15,819)


NET INCOME (LOSS)                            $    229,748         $  (506,950)

BASIC INCOME (LOSS) PER SHARE                $       0.02         $     (0.04)

DILUTED INCOME (LOSS) PER SHARE              $       0.01         $     (0.04)

WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING                      14,499,128          12,467,924

WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING                     18,231,793          12,467,924



                              PCS EDVENTURES!.COM, INC.
                                   AND SUBSIDIARY
             Consolidated Statements of Stockholders' Equity (Deficit)



                                                  Deferred
                           Common Shares         Consulting       Accumulated
                          Shares     Amount        Fees             Deficit

Balance,
 March 31, 2001    12,383,959   $ 21,247,795     $(173,066)      $(21,515,949)

Common stock
 issued for
 conversion of
 debt at $0.25
 per share            100,000         25,000            -                  -

Common stock
 issued for
 conversion of
 warrants at
 $0.75 per share       67,025         50,269            -                  -

Stock offering
 costs                     -         (49,599)           -                  -

Common stock
 issued for
 services at
 $0.75 per share        6,000          4,500            -                  -

Common stock
 issued for
 cash at
 $0.10 per share      250,000         25,000            -                  -

Warrants issued
 in conjunction
 with private
 placement
 memorandum at
 $0.73 per warrant         -         191,634            -                  -

Common stock
 issued for
 services at
 $0.28 per share       20,000          5,600            -                  -

Common stock
 issued for
 services at
 $0.30 per share       15,000          4,500            -                  -

Common stock
 issued as
 consideration
 for notes
 payable at
 $0.28 per share       20,000          5,600            -                  -

Common stock
 issued for
 conversion of
 payable at $0.63
 per share             75,538         47,774            -                  -

Common stock
 issued as
 consideration
 for notes
 payable at
 $0.30 per share       15,000          4,500            -                  -

Common stock
 issued for cash
 at $0.10
 per share            250,000         25,000            -                  -

Common stock
 issued as
 consideration
 for notes
 payable at
 $0.14 per share       59,000          8,430            -                  -

Amortization of
 expenses prepaid
 with common stock         -              -        145,722                 -

Net loss for the
 year ended
 March 31, 2002            -              -             -          (1,560,348)

Balance,
 March 31, 2002    13,261,522  $  21,596,003     $ (27,344)      $(23,076,297)



                            PCS EDVENTURES!.COM, INC.
                                 AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                 Deferred
                          Common Shares         Consulting       Accumulated
                          Shares     Amount        Fees             Deficit

Balance at
 March 31, 2002    13,261,522   $21,596,003      $ (27,344)      $(23,076,297)

Common stock
 issued for
 conversion
 of accounts
 payable at
 $0.08 per
 share
 (unaudited)           50,000         4,250             -                  -

Common stock
 issued for
 conversion
 of accounts
 payable at
 $0.30 per
 share
 (unaudited)           15,000         4,500             -                  -

Common stock
 issued for
 conversion
 of accounts
 payable at
 $0.07 per
 share
 (unaudited)          248,417        17,389             -                  -

Common stock
 issued for
 prepaid services
 at $0.05 per
 share (unaudited)    515,000        27,500        (27,500)                -

Common stock
 issued for
 prepaid services
 at $0.07 per
 share (unaudited)    100,000         7,000         (7,000)                -

Common stock
 issued for
 services at
 $0.07 per share
 (unaudited)          157,500        11,025             -                  -

Cancelled common
 stock previously
 issued for
 services that had
 not been
 performed
 (unaudited)          (20,000)           -              -                  -

Common stock
 issued for
 conversion of
 debt at $0.13
 per share
 (unaudited)          204,000        27,541             -                  -

Common stock
 issued for
 conversion of
 warrants at $0.01
 per share
 (unaudited)            9,808            98             -                  -

Common stock
 issued for
 services at $0.16
 per share
 (unaudited)          100,800        16,128             -                  -

Common stock
 issued for
 conversion of
 warrants at $0.01
 per share
 (unaudited)           10,500           105             -                  -

Common stock
 issued for
 extension of
 debt, valued
 at an average
 of $0.17 per
 share (unaudited)    240,750        41,353             -                  -

Amortization of
 deferred
 consulting
 expense
 (unaudited)               -             -          32,469                 -

Net income for
 the three months
 ended June
 30, 2002
 (unaudited)                                                          229,748

Balance,
 June 30, 2002
 (unaudited)       14,893,297   $21,752,892      $ (29,375)      $(22,846,549)



                           PCS EDVENTURES!.COM, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             For the
                                                      Three Months Ended
                                                             June 30,
                                                   2002           2001


CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                 $   229,748    $ (506,950)

 Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

  Depreciation                                          20,708        18,450

  Common stock issued for services                      27,153            -

  Common stock issued for debt extensions               41,353            -

  Amortization of debt discount                         22,648            -

  Amortization of debt offering costs                   18,015            -

  Amortization of deferred consulting fees              32,469            -

 Changes in operating assets and liabilities:

  (Increase) decrease in accounts receivable          (278,373)      (54,121)

  (Increase) decrease in prepaid expenses               (1,786)       39,944

  (Increase) decrease in inventory                      (9,142)           -

  (Increase) in deposits                                (1,425)

 Increase (decrease) in accounts payable
  and accrued liabilities                              154,886         1,782

  Increase (decrease) in interest payable                6,285            -

  Increase (decrease) in commitments
   and contingencies                                        -         (1,938)

  Increase (decrease) in unearned revenue              (99,203)      150,011

   Net Cash Provided (Used) by
    Operating Activities                               163,336      (352,822)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                   -         (1,030)

   Net Cash (Used) by Investing Activities                  -         (1,030)

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft                 (44,722)       (4,471)

 Proceeds from related parties                              -         10,000

 Payments to related parties                           (10,000)      (60,000)

 Payments on long-term debt                           (351,617)      (59,632)

 Proceeds from long-term debt                          340,614       474,500

 Debt extension costs                                  (50,982)           -

 Proceeds from common stock                                203           670

   Net Cash Provided (Used) by
    Financing Activities                              (116,504)      361,067

NET INCREASE IN CASH                                    46,832         7,215

CASH AT BEGINNING OF PERIOD                              1,046         4,654

CASH AT END OF PERIOD                              $    47,878    $   11,869




                    PCS EDVENTURES!.COM, INC.
                               AND SUBSIDIARY
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                             For the
                                                      Three Months Ended
                                                             June 30,
                                                   2002           2001



NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes
  payable and interest                             $    27,541    $   25,000

 Common stock issued for services                  $    27,153    $       -

 Common stock issued for payment
  on accounts payable                              $    26,139    $       -

 Common stock issued for debt extensions           $    41,353    $       -


Cash Paid For:

 Interest                                          $    28,485    $   15,834

 Income taxes                                      $        -     $       -


                                PCS EDVENTURES!.COM, INC.
                                     AND SUBSIDIARY
                    Notes to the Consolidated Financial Statements
                            June 30, 2002 and March 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.
       The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes hereto included in its March 31, 2002 Annual Report on Form 10- KSB.
       Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2 - GOING CONCERN

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

NOTE 3 - DILUTIVE INSTRUMENTS

       a.  Stock Options

       The Company applied Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.



                              PCS EDVENTURES!.COM, INC.
                                   AND SUBSIDIARY
                    Notes to the Consolidated Financial Statements
                         June 30, 2002 and March 31, 2002


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

       FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No.
       123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84% to 128% percent for all years; risk-free interest rates of 3% to 6%, and expected lives of 3 to 10 years.

                                               For the Three Months Ended
                                                         June 30,
                                                2002                   2001

Net income (loss):
  As reported                     $         229,748     $            (506,950)
   Pro Forma                                 74,766                  (525,501)

Net income (loss) per share:
  As reported                     $            0.02      $              (0.04)
  Pro Forma                                    0.01                     (0.04)

        During the initial phase-in period of SFAS No. 123, the effect of pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional options could be granted each year.

       The Company has granted the following options as of June 30, 2002:


                          Date of          Exercise      Exercise     Amount
Description               Grant              Number      Price      Exercised

1) Employee                 2-05-00              50,000  $  0.75           0
2) Officers/directors       4-20-00             600,000  $  0.75           0
3) Employee                 6-01-00              45,000  $  0.75           0
4) Consultant               9-20-00             200,000  $  0.50           0
5) Employees                9-01-00             200,000  $  0.75           0
6) Director                10-01-00             200,000  $  0.75           0
7) Employee                01-05-01              25,000  $  0.75           0
8) Employee                 6-15-01              25,000  $  0.75           0
9) Employee                10-24-01              50,000  $  0.30           0
10) Employee                12-1-01              24,230  $  0.15           0
11) Board Members          12-10-01           1,000,000  $  0.30           0
12) Board Members          06-03-02           1,000,000  $  0.16           0

                                              3,419,230


                        PCS EDVENTURES!.COM, INC.
                             AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    June 30, 2002 and March 31, 2002


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

                                    Risk-Free
                          Fair      Interest      Expected          Expected
Description               Value       Rate         Life            Volatility

1) Employee               $   0.46         6.05%             3         92.82%
2) Officers/directors     $   0.46         6.15%             3         91.32%
3) Employee               $   0.46         6.15%             3         92.82%
4) Consultant             $   0.42         6.15%             3         89.37%
5) Employees              $   0.52         6.21%             3         85.69%
6) Director               $   0.52         6.21%             3         84.39%
7) Employee               $   0.52         6.21%             3         84.39%
8) Employee               $   0.39         3.76%             3         76.69%
9) Employee               $   0.19         3.76%             3        100.52%
10) Employee              $   0.14         3.76%             3         99.80%
11) Board Members         $   0.20         5.69%            10         99.80%
12) Board Members         $   0.15         5.48%            10         128.9%


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

                       PCS EDVENTURES!.COM, INC.
                            AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                June 30, 2002 and March 31, 2002


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

        a. Stock Options (Continued)

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

        On June 3, 2002, the Company's Board of Directors granted options to purchase 1,000,000 shares of common stock to members of the Board of Directors. Each option granted has an exercise price of $0.16 and a Black Scholes fair value of $0.15.

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

NOTE 4 - MATERIAL EVENTS

        Sales

        On May 31, 2002, the Company completed the sale of Twenty Academy of
         Engineering Labs to a Michigan school district. The revenues recognized related to this single transaction were $395,980, or 37% of the Company's reported revenues for the three months ended June 30, 2002.

         On June 17, 2002, the Company completed the sale of Seven Academy of Engineering Labs to a Georgia school district. The revenues recognized related to this single transaction were $137,145, or 13% of the Company's reported revenues for the three months ended June 30, 2002.

                   PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                June 30, 2002 and March 31, 2002


NOTE 4 - MATERIAL EVENTS (Continued)

         Extension of Debts

         During the three months ended June 30, 2002, the Company entered into one year debt extension agreements with nearly all of the individual owners of the 2001 debt offering units. The Company successfully extended $522,500 of the total $602,500 outstanding related to the debt offering. The terms of the agreements require the Company to issue 500 shares of common stock and pay a 2% cash extension fee for each $1,000 of debt extended. During the three months ended June 30, 2002, the Company capitalized $50,982 of costs related to the extension and is amortizing those costs over the life of the extension, or one year.

NOTE 5 - SUBSEQUENT EVENTS

         Commitments

         On July 24, 2002, the Company entered into a consulting agreement with a marketing firm to increase the profile of the Company and its stock. Compensation for the services will be based upon the amount of capital raised through sales of common stock.

         On July 24, 2002, the Company signed a letter of intent with an investment banking firm, whereby the investment banking firm would use its best efforts to obtain commitments for various financing of up to $10,000,000. Total compensation for these services will be based on the amount of financing obtained. The Company will be required to pay a $25,000 retainer upon execution of the final agreement.

         Contingencies

         On July 11, 2002, the Company settled its dispute with Key Bank for $20,000. The Company had previously recorded a liability for $25,208. The difference, of $5, 208, will be recognized as a gain on extinguishment of debt in the second quarter.

         Stock Issuances

         Subsequent to June 30, 2002, warrant holders have exercised warrants to purchase 13,055 shares of the Company's common stock in exchange for $131.

         Stock Option Issuances

         Subsequent to June 30, 2002, the Company granted options to purchase 265,000 shares of common stock to employees. The options are exercisable at $0.16 per share and vest over three years. The options will expire on December 31, 2005.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         For the near-term, we have two objectives, which center around corporate awareness and deepening our product lines. First, we are working with a public relations firm to increase corporate, brand and product awareness on a more national level. We are exploring several national marketing opportunities through this avenue. Our second objective involves deepening our product lines. Over the past year, we have introduced three new lab products into the marketplace. The launch of our Brick Lab, Discover!Lab, and our Academy of Engineering Jr. Lab have all been met with favorable results in the marketplace. As it is our desire to remain on the leading edge of project-based learning within the education marketplace, we will continue to commit resources to product development and improvement over the next year.

         The notes to our financial statements for the quarterly period ended June 30, 2002, indicate that there is substantial doubt about our ability to continue as a "going concern," due to our lack of significant cash or other material assets, our lack of an established source of revenue sufficient to cover our operating costs, and our accumulated losses, negative working capital and deficit in stockholders' equity. Accordingly, the future outlook of the Company, under present circumstances, is bleak.

Results of Operations.
----------------------

Three months ended June 30, 2002, compared to three months ended June 30,
2001.
-----

         Revenues for the three month period ended June 30, 2002, increased to $1,062,636, as compared to $58,526 for the three month period ended
June 30, 2001. A total of $395,980, or 37% of the Company's revenues during the June 30, 2002, quarter, were derived from its sale of 20 Academy of Engineering labs to a Michigan school district. An additional $137,145, or 13% of revenues during the June 30, 2002, quarter, came from the Company's sale of seven Academy of Engineering labs to a Georgia school district. The substantial increase in revenue was due to these increased lab sales over the same period last year.

         General and administrative costs have decreased to $371,312 for the three month period ended June 30, 2002, as compared to $502,650 for the three month period ended June 30, 2001. The decrease is primarily due to certain cost cutting measures including the elimination of ineffective advertising and marketing and a reduction in personnel.

         Interest expense for the three month period ended June 30, 2002, increased to $79,719 as compared to $15,834 for the three month period ended June 30, 2001. During the quarterly period ended June 30, 2002, the Company entered into agreements with the holders of $602,000 in debt from its 2001 debt offering. Under the agreements, the Company agreed to extend its debt for one year in exchange for the issuance of 500 shares of its common stock and a 2% cash extension fee for each $1,000 of debt extended.

         The Company had net income of $229,748 for the three months ended June 30, 2002, as compared to a net loss of $506,950 for the quarterly period ended June 30, 2001.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $47,878 at June 30, 2002. Management believes that our current cash on hand as of that date, combined with the cash received from delivered sales orders, will be sufficient to meet our operating expenses.

         The Company conducted a private offering for $100,000 minimum and a maximum of $750,000; the Company has raised approximately $602,500 as of September 30, 2001. This offering was a debt offering that is briefly described in Item 5 of this report.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          On July 11, 2002, which is subsequent to the period covered by this Report, the Company settled its dispute with Key Bank for $20,000.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          During the quarterly period ended June 30, 2002, the Company entered into one year debt extension agreements with the holders of $602,500 of this debt, as discussed under the subheading "Results of Operations" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2 of this Report. As of April 6, 2002, the Company had signed debt extension agreements on $522,500 of the $602,500 received as part of its 2001 debt offering. The payment and terms of the remaining $80,000 is currently being negotiated.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PCS EDVENTURES.COM, INC.


Date: 8/12/02                    By: /s/ Anthony A. Maher
     --------------                 -------------------------------------
                                    Anthony A. Maher
                                    CEO, President and Chairman of the Board
                                    of Directors


Date: 12 August 2002             By: /s/ Christy  Vaughn
     ---------------                -------------------------------------
                                    Christy Vaughn
                                    Vice President and CFO


Date: 8-9-02                     By: /s/ Roy M. Svee
     --------------                 -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director


Date: August 9, 2002             By: /s/ Donald J. Farley
     ---------------                -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PCS Edventures!.com, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony A. Maher, Chief Executive Officer and President, and Christy Vaughn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: August 12, 2002                 /s/ Anthony A. Maher
           ----------------                -----------------------------
                                           Anthony A. Maher, Chief Executive
                                           Officer and President


     Dated: 12 August 2002                  /s/ Christy Vaughn
           ---------------                 -----------------------------
                                           Christy Vaughn, Chief Financial
                                           Officer