Form 10QSB
period 2002-09-30
PCS EDVENTURES COM INC
filed 2002-11-12
CIK 1122020

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 333-53458


                         PCS EDVENTURES!.COM, INC.
                         -------------------------
              (Name of Small Business Issuer in its Charter)


           IDAHO                                        82-0475383
           -----                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                     1655 Fairview Avenue, Suite #100
                             Boise, Idaho 83702
                             ------------------
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

                                 15,476,676

                             September 30, 2002

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

                    PCS EDVENTURES!.COM, INC.

                         AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

              September 30, 2002 and March 31, 2002

                    PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
                   Consolidated Balance Sheets

                              ASSETS

                                               September 30,      March 31,
                                                   2002             2002
                                                (Unaudited)
CURRENT ASSETS

     Cash                                         $   30,140     $   1,046
     Accounts receivable                             272,386       355,004
     Inventory                                           794             -
     Prepaid expenses                                    403             -
     Debt offering costs, net                         31,404        11,621
                                                  ----------     ---------
          Total Current Assets                       335,127       367,671
                                                  ----------     ---------
FIXED ASSETS (NET)                                    54,263        83,079
                                                  ----------     ---------
OTHER ASSETS

     Deposits                                         23,347         7,000
                                                  ----------     ---------
          Total Other Assets                          23,347         7,000
                                                  ----------     ---------
          TOTAL ASSETS                            $  412,737     $ 457,750
                                                  ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                September 30,        March 31,
                                                    2002               2002
                                                 (Unaudited)
CURRENT LIABILITIES

     Bank overdraft                               $        -     $   15,272
     Accounts payable                                160,383        274,350
     Wages payable                                    21,218         22,211
     Payroll taxes payable                           203,069        120,572
     Accrued interest                                 65,202         43,383
     Accrued directors fees                           67,500              -
     Accrued expenses                                155,613        157,432
     Unearned revenue                                293,491        397,015
     Notes payable - related parties                 165,882        158,882
     Notes payable                                   658,800        776,271
                                                  ----------     ----------
          Total Current Liabilities                1,791,158      1,965,388
                                                  ----------     ----------
          Total Liabilities                        1,791,158      1,965,388
                                                  ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized
      50,000,000 shares; 15,473,866 and
      13,261,522 shares issued and
      outstanding, respectively                   21,829,287     21,596,003
     Deferred Consulting Fees                        (29,789)       (27,344)
     Accumulated deficit                         (23,177,919)   (23,076,297)
                                                 -----------    -----------
          Total Stockholders' Equity (Deficit)    (1,378,421)    (1,507,638)
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                     $    412,737     $  457,750
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Six Months Ended
                             September 30,              September 30,
                            2002           2001      2002           2001
REVENUE                   $   304,301    $   127,728  $ 1,366,937 $   186,253

COST OF GOODS SOLD            157,375         56,306      518,524      84,863
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  146,926         71,422      848,413     101,390
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

  Depreciation expense          8,108         23,929       28,816      42,379
  General and
  administrative              432,535        447,998      803,847     950,648
                           ----------    -----------  ----------- -----------
      Total Operating
      Expenses                440,643        471,927      832,663     993,027
                           ----------    -----------  ----------- -----------
OPERATING INCOME (LOSS)      (293,717)      (400,505)      15,750    (891,637)
                           ----------    -----------  ----------- -----------
OTHER INCOME AND (EXPENSE)

  Interest expense            (55,615)       (17,918)    (135,334)    (33,752)
  Interest income                  54             15           54          30
                           ----------    -----------  ----------- -----------
      Total Other Income
      and (Expense)           (55,561)       (17,903)    (135,280)    (33,722)
                           ----------    -----------  ----------- -----------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM           (349,278)      (418,408)    (119,530)   (925,359)

  Gain on settlement of debt   17,908              -       17,908           -
                           ----------    -----------  ----------- -----------
NET INCOME (LOSS)          $ (331,370)   $  (418,408) $  (101,622)$  (925,359)
                           ==========    ===========  =========== ===========
BASIC INCOME (LOSS) PER SHARE

  Income (loss) before
  extraordinary item       $    (0.02)   $     (0.03) $     (0.01)$     (0.07)
  Extraordinary item             0.00              -         0.00           -
                           ----------    -----------  ----------- -----------
                           $    (0.02)   $     (0.03) $     (0.01)$     (0.07)
                           ==========    ===========  =========== ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        15,170,533     12,522,835   14,836,665  12,495,530
                           ==========    ===========  =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                     Deferred
                                   Common Shares    Consulting   Accumulated
                              Shares        Amount      Fees       Deficit
Balance, March 31, 2001  12,383,959    $ 21,247,795   $(173,066)$ (21,515,949)

Common stock issued for
conversion of debt at
$0.25 per share             100,000          25,000           -             -

Common stock issued for
conversion of warrants
at $0.75 per share           67,025          50,269           -             -

Stock offering costs            -           (49,599)          -             -

Common stock issued for
services at $0.75 per
share                         6,000           4,500           -             -

Common stock issued for
cash at $0.10 per share     250,000          25,000           -             -

Warrants issued in
conjunction with private
placement memorandum at
$0.73 per warrant               -           191,634           -             -

Common stock issued for
services at $0.28 per
share                        20,000           5,600           -             -

Common stock issued for
services at $0.30 per
share                        15,000           4,500           -             -

Common stock issued as
consideration for notes
payable at $0.28 per share   20,000           5,600           -             -

Common stock issued for
conversion of payable at
$0.63 per share              75,538          47,774           -             -

Common stock issued as
consideration for notes
payable at $0.30 per share   15,000           4,500           -             -

Common stock issued for
cash at $0.10 per share     250,000          25,000           -             -

Common stock issued as
consideration for notes
payable at $0.14 per share   59,000           8,430           -             -

Amortization of expenses
prepaid with common stock       -               -       145,722             -

Net loss for the year ended
March 31, 2002                  -               -             -    (1,560,348)

Balance, March 31, 2002  13,261,522     $21,596,003 $   (27,344) $(23,076,297)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                     Deferred
                                   Common Shares    Consulting   Accumulated
                              Shares        Amount      Fees       Deficit
Balance, March 31, 2002  13,261,522     $21,596,003 $   (27,344) $(23,076,297)

Common stock issued for
conversion of accounts
payable at $0.08 per
share (unaudited)            50,000           4,250           -             -

Common stock issued for
conversion of accounts
payable at $0.30 per
share (unaudited)            15,000           4,500           -             -

Common stock issued for
conversion of accounts
payable at $0.07 per
share (unaudited)           248,417          17,389           -             -

Common stock issued for
prepaid services at $0.05
per share (unaudited)       515,000          27,500     (27,500)            -

Common stock issued for
prepaid services at $0.07
per share (unaudited)       100,000           7,000      (7,000)            -

Common stock issued for
services at $0.07 per
share (unaudited)           157,500          11,025           -             -

Cancelled common stock
previously issued for
services that had not been
performed (unaudited)       (20,000)              -           -             -

Common stock issued for
conversion of debt at $0.13
per share (unaudited)       204,000          27,541           -             -

Common stock issued for
conversion of warrants at
$0.01 per share (unaudited)   9,808              98           -             -

Common stock issued for
services at $0.16 per share
(unaudited)                 100,800          16,128           -             -

Common stock issued for
conversion of warrants at
$0.01 per share (unaudited)  10,500             105           -             -

Common stock issued for
extension of debt, valued
at an average of $0.17 per
share (unaudited)           233,250          41,353           -             -

Common stock issued for
services at $0.16 per
share (unaudited)            78,125          12,500           -             -

Common stock issued for
prepaid servies at $0.17
Per share (unaudited)       203,000          34,510     (34,510)            -

Common stock issued for
services at $0.17 per share
(unaudited)                 101,500          17,255           -             -

Common stock issued for
conversion of accounts
payable at $0.07 per share
(unaudited)                 181,289          11,888           -             -

Common stock issued for
conversion of warrants at
$0.01 per share (unaudited)  24,155             242           -             -

Amortization of deferred
consulting expense
(unaudited)                       -               -      66,565             -

Net loss for the six months
ended September 30, 2002
(unaudited)                                                          (101,622)

Balance, September 30,
2002 (unaudited)         15,473,866     $21,829,287   $ (29,789) $(23,177,919)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                      For the
                                                 Six Months Ended
                                                   September 30,
                                                 2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $ (101,622)  $   (925,359)
 Adjustments to reconcile net loss to net
 cash provided (used) by operating activities:
  Depreciation                                     28,816         42,379
  Common stock issued for services                 56,908         (2,350)
  Expenses prepaid with common stock                    -          1,250
  Common stock issued for debt extensions          41,353              -
  Amortization of debt discount                    24,654              -
  Amortization of debt offering costs              32,250              -
  Amortization of deferred consulting costs        66,565         80,420
  Gain on extinguishment of debt                  (17,908)             -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable       82,618       (154,217)
  (Increase) decrease in prepaid expenses            (403)        (2,803)
  (Increase) decrease in inventory                   (794)             -
  (Increase) in deposits                          (16,347)
  Increase (decrease) in accounts payable and
   accrued liabilities                            113,395        144,374
  Increase (decrease) in interest payable          21,819         10,494
  Increase (decrease) in commitments and
   contingencies                                        -         (1,938)
  Increase (decrease) in unearned revenue        (103,524)       225,778
                                                ---------    -----------
   Net Cash Provided (Used) by Operating
   Activities                                     227,780       (581,972)
                                                ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                               -         (1,030)
                                               ----------     ----------
   Net Cash (Used) by Investing Activities              -         (1,030)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft            (44,722)        51,479
 Proceeds from related parties                     27,000         50,000
 Payments to related parties                      (20,000)       (60,000)
 Payments on notes payable                       (215,000)       (64,786)
 Payments on short term financing                (234,990)             -
 Proceeds from notes payable                      105,624        603,549
 Proceeds from short term financing               234,990              -
 Debt extension costs                             (52,033)             -
 Proceeds from common stock                           445            670
                                               ----------     ----------
   Net Cash Provided (Used) by Financing
   Activities                                    (198,686)       580,912
                                               ----------     ----------
INCREASE (DECREASE) IN CASH                        29,094         (2,090)
CASH AT BEGINNING OF PERIOD                         1,046          4,654
                                               ----------     ----------
CASH AT END OF PERIOD                          $   30,140     $    2,564
                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                      For the
                                                Six Months Ended
                                                  September 30,
                                               2002                 2001
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                   $     27,541    $   25,000
 Common stock issued for services                $     56,908    $    4,500
 Common stock issued for payment on accounts
  Payable                                        $     38,027    $        -
 Common stock issued for debt extensions         $     41,353    $        -
 Revaluation of stock options issued for prepaid
  services                                       $          -    $   (6,850)

Cash Paid For:

 Interest                                        $     52,327    $   27,098
 Income taxes                                    $          -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
              September 30, 2002 and March 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2 -  GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. The Company has expanded its product line to include four additional educational labs, which they believe will boost future revenues. The Company also intends to continue offerings of its common stock to raise the capital necessary to cover operating costs not provided for by current revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                    PCS EDVENTURES!.COM, INC.
          Notes to the Consolidated Financial Statements
              September 30, 2002 and March 31, 2002

NOTE 3 -  DILUTIVE INSTRUMENTS (Continued)

        FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84% to 128% percent for all years; risk-free interest rates of 3% to 6%, and expected lives of 3 to 10 years.

                     For the Three Months Ended     For the Six Months Ended
                             September 30,                 September 30,
                          2002            2001       2002             2001
Net loss:
           As reported   $(331,370)  $(418,408)    $(101,622)   $(925,359)
           Pro Forma      (486,352)   (418,408)     (256,604)    (925,539)

Net loss per share:
           As reported   $   (0.02)  $   (0.03)    $   (0.01)   $   (0.07)
           Pro Forma         (0.03)      (0.03)        (0.02)       (0.07)

During the initial phase-in period of SFAS No. 123, the effect of pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional options could be granted each year.

The Company has granted the following options as of September 30, 2002:

                       Date of   Exercise      Exercise     Amount   Amount
Description            Grant      Number      Price      Exercised   Vested
-----------            -------   --------      --------   ---------  ------
1) Employee              2-05-00    50,000  $  0.75           0        50,000
2) Officers/directors    4-20-00   600,000  $  0.75           0       600,000
3) Employee              6-01-00    45,000  $  0.75           0        45,000
4) Consultant            9-20-00   200,000  $  0.50           0       200,000
5) Employees             9-01-00   200,000  $  0.75           0       200,000
6) Director             10-01-00   200,000  $  0.75           0       200,000
7) Employee              1-05-01    25,000  $  0.75           0        25,000
8) Employee              6-15-01    25,000  $  0.75           0        25,000
9) Employee             10-24-01    50,000  $  0.30           0        50,000
10) Employee             12-1-01    24,230  $  0.15           0        24,230
11) Board Members       12-10-01 1,000,000  $  0.30           0     1,000,000
12) Board Members        6-03-02 1,000,000  $  0.16           0     1,000,000
13) Employees            7-01-02   335,000  $  0.16           0             0
14) Employees            7-15-02    15,000  $  0.16           0             0
15) Employees            8-15-02     5,000  $  0.16           0             0
                                 3,774,230                          3,419,230

                        PCS EDVENTURES!.COM, INC.
                             AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and March 31, 2002


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

                                       Risk-Free
                            Fair       Interest      Expected       Expected
Description                 Value       Rate         Life          Volatility
-----------                 -----     ---------      --------      ----------
1) Employee               $   0.46         6.05%             3         92.82%
2) Officers/directors     $   0.46         6.15%             3         91.32%
3) Employee               $   0.46         6.15%             3         92.82%
4) Consultant             $   0.42         6.15%             3         89.37%
5) Employees              $   0.52         6.21%             3         85.69%
6) Director               $   0.52         6.21%             3         84.39%
7) Employee               $   0.52         6.21%             3         84.39%
8) Employee               $   0.39         3.76%             3         76.69%
9) Employee               $   0.19         3.76%             3        100.52%
10) Employee              $   0.14         3.76%             3         99.80%
11) Board Members         $   0.20         5.69%            10         99.80%
12) Board Members         $   0.15         5.48%            10        128.91%
13) Employees             $   0.12         2.84%             2        157.77%
14) Employees             $   0.12         2.84%             2        152.96%
15) Employees             $   0.13         2.84%             2        163.78%


On April 20, 2000, the Company granted 600,000 options with a 3-year life to officers and directors out of the 800,000 authorized on January 19, 2000. On October 1, 2000, the Company granted the remaining 150,000 3-year life options authorized to a director. All of the option exercise prices are $0.75 per share with a fair value determined by Black Scholes of $0.46 and $0.52, respectively.

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

On June 15, 2001, the Company granted 25,000 options to an employee. These options had an exercise price of $ 0.75 per option and a 3-year life with a fair value determined by Black Scholes of $0.39.

On December 1, 2001, the Company granted employees 24,230 3-year life options. The options have an exercise price of $0.15 per share. As the exercise price of the shares was less than the trading price of the Company's common shares on the date of issuance, the Company has recognized $1,696 of expense related to these options.

                        PCS EDVENTURES!.COM, INC.
                             AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and March 31, 2002


NOTE 3 -             DILUTIVE INSTRUMENTS (Continued)

        a. Stock Options (Continued)

        On December 5, 2001, the Company's Board of Directors approved the granting of 1,050,000 options to employees and board members. On October 24, 2001, the Company granted 50,000 3-year life options to an employee. On December 10, 2001, the Company granted 1,000,000 10-year life options to board members. Each option granted has an exercise price of $0.30 and a fair value determined by Black Scholes of $0.14 and $0.20, respectively.

        On June 3, 2002, the Company's Board of Directors granted options to purchase 1,000,000 shares of common stock to members of the Board of Directors. Each option granted has an exercise price of $0.16, a 3-year life and a Black Scholes fair value of $0.15.

        On July 1, 2002, the Company granted employees 335,000 options. The options have an exercise price of $0.16 per share and 93,000 vest on June 15, 2003, 120,500 on June 15, 2004 and 121, 500 on June 15,
        2005. These options expire on December 31, 2005. The Black Scholes fair value of these options is $0.12 per share.

        On July 15, 2002, the Company granted an employee 15,000 options. The options have an exercise price of $0.16 per share and 5,000 vest in July 15, 2003, 5,000 on July 15, 2004 and 5,000 on July 15, 2005.
        These options expire on December 31, 2005. The Black Scholes fair value of these options is $0.12 per share.

        On August 15, 2002, the Company granted an employee 5,000 options. The options have an exercise price of $0.16 per share and 1,000 vest on August 15, 2003, 2,000 on August 15, 2004 and 2,000 on August 15,
        2005. These options expire on December 31, 2005. The Black Scholes fair value of these options is $0.13 per share.

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

        During the year ended March 31, 2002, the Company issued warrants allowing the holders to purchase 263,607 shares of the Company's common stock. The warrants were issued in conjunction with the private placement memorandum and are exercisable at a price of $0.01 per share for two years. The fair value of the warrants, as determined by Black Scholes, was $191,634, and was recorded as debt discount. At September 30, 2002, 44,463 warrants were exercised for $445.

                        PCS EDVENTURES!.COM, INC.
                             AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      September 30, 2002 and March 31, 2002

NOTE 4 - MATERIAL EVENTS

        Sales

        On May 31, 2002, the Company completed the sale of twenty Academy of Engineering Labs to a Michigan school district. The revenues recognized related to this single transaction were $395,980, or 37% of the Company's reported revenues for the six months ended September 30, 2002.

        On June 17, 2002, the Company completed the sale of seven Academy of Engineering Labs to a Georgia school district. The revenues recognized related to this single transaction were $137,145, or 13% of the Company's reported revenues for the six months ended September 30, 2002.

        Extension of Debts

        During the six months ended September 30, 2002, the Company entered into one year debt extension agreements with nearly all of the individual owners of the 2001 debt offering units. The Company successfully extended $527,500 of the total $602,500 outstanding related to the debt offering. The terms of the agreements require the Company to issue 500 shares of common stock and pay a 2% cash extension fee for each $1,000 of debt extended. During the six months ended September 30, 2002, the Company capitalized $52,033 of costs related to the extension and is amortizing those costs over the life of the extension, or one year.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        Commitments

        On July 24, 2002, the Company entered into a consulting agreement with a marketing firm to increase the profile of the Company and its stock. Compensation for the services will be based upon the amount of capital raised through sales of common stock.

        On July 24, 2002, the Company signed a letter of intent with an investment banking firm, whereby the investment banking firm would use its best efforts to obtain commitments for various financing of up to $10,000,000. Total compensation for these services will be based on the amount of financing obtained. The Company will be required to pay a $25,000 retainer upon execution of the final agreement in the form of $12,500 and 78,125 shares of common stock valued at $0.16 per share, or $12,500.

        Contingencies

        On July 11, 2002, the Company settled its dispute with Key Bank for $20,000. The Company had previously recorded a liability for $25,208 plus interest of $3,809. The difference, of $9,017, was recognized as a gain on extinguishment of debt.

                        PCS EDVENTURES!.COM, INC.
                             AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and March 31, 2002

NOTE 6- SUBSEQUENT EVENTS

     Stock Issuances

     Subsequent to September 30, 2002, warrant holders have exercised warrants to purchase 2,810 shares of the Company's common stock in exchange for $28.

      Commitments

     During November 2002, the Company entered into a 5 year operating lease for office space in Boise, Idaho. The Lease commences December 1, 2002 and calls for a security deposit in the amount of $5,750 and monthly rent payments of $5,750, subject to yearly increases based on operating costs.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         For the near-term, we have two objectives, which center around corporate awareness and marketing our product lines. First, we are working with several public relations firms to increase corporate, brand and product awareness on a more national level. Our second objective involves the continued marketing of our product lines. In addition to the launch of our Brick Lab, Discover!Lab and our Academy of Engineering Jr. Lab last year, we have also introduced our Academy of Robotics and our Young Learner Lab. All have been met with favorable results in the marketplace. As it is our desire to remain on the leading edge of project-based learning within the education marketplace, we will continue to commit resources to product development and improvement over the next year.

         The notes to our financial statements for the quarterly period ended September 30, 2002, indicate that there is substantial doubt about our ability to continue as a "going concern," due to our lack of significant cash or other material assets, our lack of an established source of revenue sufficient to cover our operating costs and our accumulated losses, negative working capital and deficit in stockholders' equity. Accordingly, the future outlook of our Company, under present circumstances, is not assured.

Results of Operations.
----------------------

Three months ended September 30, 2002, compared to three months ended September 30, 2001.
-------------------

         Revenues for the three month period ended September 30, 2002, increased to $304,301 as compared to $127,728 for the three month period ended September 30, 2001. Revenues increased due to increased lab sales over the same period last year.

         General and administrative costs have decreased to $432,535 for the three month period ended September 30, 2002, as compared to $447,998 for the three month period ended September 30, 2001. The decrease is primarily due to certain cost cutting measures including the elimination of ineffective advertising and marketing and a reduction in personnel.

         Interest expense for the three month period ended September 30, 2002, increased to $55,615 as compared to $17,918 for the three month period ended September 30, 2001.

         We had a net loss of $(331,370) for the three months ended September 30, 2002, as compared to a net loss of $(418,408) for the quarterly period ended September 30, 2001.

Six months ended September 30, 2002, compared to six months ended September 30, 2001.
---------

         Revenues for the six month period ended September 30, 2002, increased to $1,366,937 as compared to $186,253 for the six month period ended September 30, 2001. Revenues increased due to increased lab sales over the same period last year.

         General and administrative costs have decreased to $803,847 for the six month period ended September 30, 2002, as compared to $950,648 for the six month period ended September 30, 2001. The decrease is primarily due to certain cost cutting measures including the elimination of ineffective advertising and marketing and a reduction in personnel.

         Interest expense for the six month period ended September 30, 2002, increased to $135,334 as compared to $33,752 for the six month period ended September 30, 2001.

         We had a net loss of $(101,622) for the six months ended
September 30, 2002, as compared to a net loss of $(925,359) for the six months ended September 30, 2001.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $30,140, at September 30, 2002. Management believes that our current cash on hand at September 30, 2002, combined with the cash received from delivered sales orders, will be sufficient to meet our operating expenses.

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

     PCS's Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures as of November 11, 2002, and they have concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 11, 2002.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          On July 11, 2002, we settled our dispute with Key Bank for $20,000 and recognized the additional principal and accrued interest in the amount of $9,017 as gain on extinguishment of debt.

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------

Date      Description                                Shares       Amount
----      -----------                                ------       ------
7/24      Common stock issued for services at $0.16
          per share                                  78,125       $12,500.00

7/29      Common stock issued for conversion of
          warrants at $0.01 per share                13,055           130.55

8/05      Common stock issued for conversion of
          warrants at $0.01 per share                 6,000            60.00

8/12      Common stock issued for conversion of
          warrants at $0.01 per share                 3,000            30.00

8/13      Common stock issued for prepaid services
          at $0.17 per share                        203,000        34,510.00

8/13      Common stock issued for services at
          $0.17 per share                           101,500        17,255.00

8/26      Common stock issued for conversion of
          warrants at $0.01 per share                 1,500            15.00

9/03      Common stock issued for conversion of
          accounts payable at $0.07                 181,289        11,888.30

9/06      Common stock issued for conversion of
          warrants at $0.01 per share                   600             6.00
                                                   --------
          Total shares issued                       588,069
                                                    -------

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

                                    PCS EDVENTURES.COM, INC.


Date: 11/11/02                      By:/s/Anthony A. Maher
     ---------                      -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 11/11/02                      By:/s/Christina M. Vaughn
     ---------                      -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer

Date: 11/11/02                      By:/s/Roy M. Svee
     ---------                      -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director

Date: 11/11/02                      By:/s/Donald J. Farley
     ---------                      -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Anthony A. Maher, Chief Executive Officer of PCS Edventures!.com, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of PCS Edventures!.com, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002            Signature:/s/Anthony A. Maher
                                     Anthony A. Maher
                                     Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Christina M. Vaughn, Chief Financial Officer of PCS Edventures!.com, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of PCS Edventures!.com, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002            Signature:/s/Christina M. Vaughn
                                     Christina M. Vaughn
                                     Chief Financial Officer