Form 10QSB/A
period 2002-09-30
PCS EDVENTURES COM INC
filed 2002-11-21
CIK 1122020

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-1


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

                                 15,476,676

                             September 30, 2002

     This amended Quarterly Report on Form 10-QSB is filed for the sole purpose of filing the attached Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was inadvertently omitted from our prior filing.

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PCS Edventures!.com, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony A. Maher, Chief Executive Officer and President, and Christy Vaughn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: November 20, 2002              /s/ Anthony A. Maher
           ------------------              -----------------------------
                                           Anthony A. Maher, Chief Executive
                                           Officer and President


     Dated: November 20, 2002              /s/ Christy Vaughn
           ------------------              -----------------------------
                                           Christy Vaughn, Chief Financial
                                           Officer