Form 10QSB
period 2002-12-31
PCS EDVENTURES COM INC
filed 2003-02-12
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 333-53458


                         PCS EDVENTURES!.COM, INC.
                         -------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           IDAHO                                        82-0475383
           -----                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                      345 Bobwhite Court, Suite #200
                             Boise, Idaho 83706
                             ------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (208) 343-3110

                     1655 Fairview Avenue, Suite #100
                             Boise, Idaho 83702
                             ------------------
             (Former name, former address and former
            fiscal year, if changed since last report)

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes       No
         ---     ---


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 15,499,176

                              December 31, 2002

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

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

                    PCS EDVENTURES!.COM, INC.

                         AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

              December 31, 2002 and March 31, 2002

                    PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
                   Consolidated Balance Sheets

                              ASSETS

                                                December 31,      March 31,
                                                   2002             2002
                                                (Unaudited)
CURRENT ASSETS

     Cash                                         $        -     $   1,046
     Accounts receivable                              81,632       355,004
     Prepaid expenses                                    403             -
     Debt offering costs, net                              -        11,621
     Debt extension costs, net                        18,289             -
                                                  ----------     ---------
          Total Current Assets                       100,324       367,671
                                                  ----------     ---------
FIXED ASSETS (NET)                                    39,855        83,079
                                                  ----------     ---------
OTHER ASSETS

     Deposits                                          7,425         7,000
                                                  ----------     ---------
          Total Other Assets                           7,425         7,000
                                                  ----------     ---------
          TOTAL ASSETS                            $  147,604     $ 457,750
                                                  ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 December 31,        March 31,
                                                    2002               2002
                                                 (Unaudited)
CURRENT LIABILITIES

     Bank overdraft                               $   11,596     $   15,272
     Accounts payable                                180,916        274,350
     Wages payable                                    28,314         22,211
     Payroll taxes payable                           246,953        120,572
     Accrued interest                                 53,587         43,383
     Accrued directors fees                           78,750              -
     Accrued expenses                                153,629        157,432
     Unearned revenue                                163,730        397,015
     Notes payable - related parties                 165,882        158,882
     Notes payable                                   646,680        776,271
                                                  ----------     ----------
          Total Current Liabilities                1,730,037      1,965,388
                                                  ----------     ----------
          Total Liabilities                        1,730,037      1,965,388
                                                  ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized
      50,000,000 shares; 15,499,176 and
      13,261,522 shares issued and
      outstanding, respectively                   21,829,540     21,596,003
     Deferred Consulting Fees                         (4,721)       (27,344)
     Accumulated deficit                         (23,407,252)   (23,076,297)
                                                 -----------    -----------
          Total Stockholders' Equity (Deficit)    (1,582,433)    (1,507,638)
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                     $    147,604     $  457,750
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Nine Months Ended
                               December 31,               December 31,
                            2002           2001      2002           2001
REVENUE                   $   225,277    $   170,544  $ 1,592,214 $   356,797

COST OF GOODS SOLD             59,514         60,398      578,038     145,261
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  165,763        110,146    1,014,176     211,536
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

  Depreciation expense         14,408          8,590       43,224      50,969
  General and
  administrative              348,290        338,619    1,152,137   1,289,267
                           ----------    -----------  ----------- -----------
      Total Operating
      Expenses                362,698        347,209    1,195,361   1,340,236
                           ----------    -----------  ----------- -----------
OPERATING LOSS               (196,935)      (237,063)    (181,185) (1,128,700)
                           ----------    -----------  ----------- -----------
OTHER INCOME AND (EXPENSE)

  Interest expense            (32,404)       (23,839)    (167,738)    (57,591)
  Interest income                   6             10           60          40
                           ----------    -----------  ----------- -----------
      Total Other Income
      and (Expense)           (32,398)       (23,829)    (167,678)    (57,551)
                           ----------    -----------  ----------- -----------
LOSS BEFORE
EXTRAORDINARY ITEM           (229,333)      (260,892)    (348,863) (1,186,251)

  Gain on settlement of debt        -              -       17,908           -
                           ----------    -----------  ----------- -----------
NET LOSS                   $ (229,333)   $  (260,892) $  (330,955)$(1,186,251)
                           ==========    ===========  =========== ===========
BASIC LOSS PER SHARE

  loss before
  extraordinary item       $    (0.01)   $     (0.02) $     (0.02)$     (0.10)
  Extraordinary item             0.00              -         0.00           -
                           ----------    -----------  ----------- -----------
                           $    (0.01)   $     (0.02) $     (0.02)$     (0.10)
                           ==========    ===========  =========== ===========

WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING  15,492,717     12,536,425   15,056,075  12,540,586
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

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                     Deferred
                                   Common Shares    Consulting   Accumulated
                              Shares        Amount      Fees       Deficit
Balance, March 31, 2002  13,261,522     $21,596,003 $   (27,344) $(23,076,297)

Common stock issued for
conversion of accounts
payable at $0.08 per
share (unaudited)            50,000           4,250           -             -

Common stock issued for
conversion of accounts
payable at $0.30 per
share (unaudited)            15,000           4,500           -             -

Common stock issued for
conversion of accounts
payable at $0.07 per
share (unaudited)           248,417          17,389           -             -

Common stock issued for
prepaid services at $0.05
per share (unaudited)       515,000          27,500     (27,500)            -

Common stock issued for
prepaid services at $0.07
per share (unaudited)       100,000           7,000      (7,000)            -

Common stock issued for
services at $0.07 per
share (unaudited)           157,500          11,025           -             -

Cancelled common stock
previously issued for
services that had not been
performed (unaudited)       (20,000)              -           -             -

Common stock issued for
conversion of debt at $0.13
per share (unaudited)       204,000          27,541           -             -

Common stock issued for
conversion of warrants at
$0.01 per share (unaudited)   9,808              98           -             -

Common stock issued for
services at $0.16 per share
(unaudited)                 100,800          16,128           -             -

Common stock issued for
conversion of warrants at
$0.01 per share (unaudited)  10,500             105           -             -

Common stock issued for
extension of debt, valued
at an average of $0.17 per
share (unaudited)           233,250          41,353           -             -

Common stock issued for
services at $0.16 per
share (unaudited)            78,125          12,500           -             -

Common stock issued for
prepaid servies at $0.17
Per share (unaudited)       203,000          34,510     (34,510)            -

Balance Forward          15,166,922     $21,799,902 $   (96,354) $(23,076,297)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                     Deferred
                                   Common Shares    Consulting   Accumulated
                              Shares        Amount      Fees       Deficit
Balance Forward          15,166,922     $21,799,902 $   (96,354) $(23,076,297)

Common stock issued for
services at $0.17 per share
(unaudited)                 101,500          17,255           -             -

Common stock issued for
conversion of accounts
payable at $0.07 per share
(unaudited)                 181,289          11,888           -             -

Common stock issued for
conversion of warrants at
$0.01 per share (unaudited)  49,465             495           -             -

Amortization of deferred
consulting expense
(unaudited)                       -               -      91,633             -

Net loss for the nine months
ended December 31, 2002
(unaudited)                                                          (330,955)

Balance, December 31,
2002 (unaudited)         15,499,176     $21,829,540   $  (4,721) $(23,407,252)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                      For the
                                                Nine Months Ended
                                                    December 31,
                                                 2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $ (330,955)  $ (1,186,251)
 Adjustments to reconcile net loss to net
 cash provided (used) by operating activities:
  Depreciation                                     43,224         50,969
  Common stock issued for services                 56,908         16,890
  Expenses prepaid with common stock                    -          1,250
  Common stock issued for debt extensions          41,353              -
  Amortization of debt discount                    24,654              -
  Amortization of debt offering and extension
  costs                                            45,365              -
  Amortization of deferred consulting costs        91,633        161,347
  Gain on extinguishment of debt                  (17,908)             -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      273,372       (148,899)
  (Increase) decrease in prepaid expenses            (403)             -
  (Increase) in deposits                             (425)
  Increase (decrease) in accounts payable and
   accrued liabilities                            194,174        257,384
  Increase (decrease) in interest payable          10,204         13,494
  Increase (decrease) in commitments and
   contingencies                                        -         (1,938)
  Increase (decrease) in unearned revenue        (233,285)       248,823
                                                ---------    -----------
   Net Cash Provided (Used) by Operating
   Activities                                     197,911       (586,931)
                                                ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                               -         (1,030)
                                               ----------     ----------
   Net Cash (Used) by Investing Activities              -         (1,030)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in cash overdraft                       (33,126)       (13,666)
 Proceeds from related parties                     27,000         50,000
 Payments to related parties                      (20,000)       (60,750)
 Payments on notes payable                       (239,811)       (64,786)
 Payments on short term financing                (234,990)             -
 Proceeds from notes payable                      118,315        712,082
 Proceeds from short term financing               234,990              -
 Debt extension costs                             (52,033)             -
 Proceeds from common stock                           698            670
                                               ----------     ----------
   Net Cash Provided (Used) by Financing
   Activities                                    (198,957)       623,550
                                               ----------     ----------
INCREASE (DECREASE) IN CASH                        (1,046)        35,589

CASH AT BEGINNING OF PERIOD                         1,046          4,654
                                               ----------     ----------
CASH AT END OF PERIOD                          $        -     $   40,243
                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                      For the
                                               Nine Months Ended
                                                   December 31,
                                               2002                 2001
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                   $     27,541    $        -
 Common stock issued for services                $     56,908    $   16,890
 Common stock issued for payment on accounts
  Payable                                        $     38,027    $   69,025
 Common stock issued for debt extensions         $     41,353    $        -
 Expenses prepaid with common stock              $          -    $    1,250

Cash Paid For:

 Interest                                        $     74,231    $   31,690
 Income taxes                                    $          -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2002 and March 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION


       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2002 and March 31, 2002


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


                     For the Three Months Ended     For the Nine Months Ended
                              December 31,                  December 31,
                          2002            2001       2002             2001
Net loss:
           As reported   $(229,333)  $(260,892)    $(330,955)   $(1,186,251)
           Pro Forma      (229,333)   (260,892)     (485,078)    (1,186,251)

Net loss per share:
           As reported   $   (0.01)  $   (0.02)    $   (0.02)   $   (0.10)
           Pro Forma         (0.01)      (0.02)        (0.03)       (0.10)

The Company has granted the following options as of December 31, 2002:

                       Date of   Exercise      Exercise     Amount   Amount
Description            Grant      Number      Price      Exercised   Vested
-----------            -------   --------      --------   ---------  ------
1) Employee              2-05-00    50,000  $  0.75           0        50,000
2) Officers/directors    4-20-00   600,000  $  0.75           0       600,000
3) Employee              6-01-00    45,000  $  0.75           0        45,000
4) Consultant            9-20-00   200,000  $  0.50           0       200,000
5) Employees             9-01-00   200,000  $  0.75           0       200,000
6) Director             10-01-00   200,000  $  0.75           0       200,000
7) Employee              1-05-01    25,000  $  0.75           0        25,000
8) Employee              6-15-01    25,000  $  0.75           0        25,000
9) Employee             10-24-01    50,000  $  0.30           0        50,000
10) Employee             12-1-01    24,230  $  0.15           0        24,230
11) Board Members       12-10-01 1,000,000  $  0.30           0     1,000,000
12) Board Members        6-03-02 1,000,000  $  0.16           0     1,000,000
13) Employees            7-01-02   335,000  $  0.16           0             0
14) Employees            7-15-02    15,000  $  0.16           0             0
15) Employees            8-15-02     5,000  $  0.16           0             0
                                 ---------                          ---------
                                 3,774,230                          3,419,230
                                 =========                          =========

                        PCS EDVENTURES!.COM, INC.
                             AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    December 31, 2002 and March 31, 2002


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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2002 and March 31, 2002


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

        b.  Warrants

        On April 27, 2000, three individuals were granted a total of 56,750 warrants which were converted into 31,750 shares of common stock. The conversion rate was $0.675 per share and as such, no compensation expense was recorded because the grant price exceeded the market value. All remaining warrants have expired as of December 31, 2002.

        On September 15, 2000, the Company granted warrants allowing the holders to purchase 342,831 shares of the Company's common stock. The warrants were exercisable at a price of $0.01 per share for two years. On September 15, 2000, 203,161 warrants were converted into shares of common stock. The fair value of the warrants was $150,339 and was recorded as a stock offering cost, because the warrants were issued to individuals who raised funds for the Company. As of December 31, 2002, all of the remaining warrants have been issued or have expired.

        During the year ended March 31, 2002, the Company issued warrants allowing the holders to purchase 263,607 shares of the Company's common stock. The warrants were issued in conjunction with the private placement memorandum and are exercisable at a price of $0.01 per share for two years. The fair value of the warrants, as determined by Black Scholes, was $191,634, and was recorded as debt discount. As of December 31, 2002, 69,773 of these warrants have been exercised for $698, leaving 193,834 warrants still outstanding.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2002 and March 31, 2002


NOTE 4 - MATERIAL EVENTS

        Sales

        On May 31, 2002, the Company completed the sale of twenty Academy of Engineering Labs to a Michigan school district. The revenues recognized related to this single transaction were $395,980, or 25% of the Company's reported revenues for the nine months ended December 31, 2002.

        On June 17, 2002, the Company completed the sale of seven Academy of Engineering Labs to a Georgia school district. The revenues recognized related to this single transaction were $137,145, or 9% of the Company's reported revenues for the nine months ended December 31, 2002.

        Extension of Debts

        During the nine months ended December 31, 2002, the Company entered into one year debt extension agreements with nearly all of the individual owners of the 2001 debt offering units. The Company successfully extended $527,500 of the total $602,500 outstanding related to the debt offering. The terms of the agreements require the Company to issue 500 shares of common stock and pay a 2% cash extension fee for each $1,000 of debt extended. During the nine months ended December 31, 2002, the Company capitalized $52,033 of costs related to the extension and is amortizing those costs over the life of the extension, or one year.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        Commitments

        On July 24, 2002, the Company entered into a consulting agreement with a marketing firm to increase the profile of the Company and its stock. Compensation for the services will be based upon the amount of capital raised through sales of common stock.

        On July 24, 2002, the Company signed a letter of intent with an investment banking firm, whereby the investment banking firm would use its best efforts to obtain commitments for various financing of up to $10,000,000. Total compensation for these services will be based on the amount of financing obtained. The Company paid a $25,000 retainer upon execution of the final agreement in the form of $12,500 and 78,125 shares of common stock valued at $0.16 per share, or $12,500.

        Contingencies

        On July 11, 2002, the Company settled its dispute with Key Bank for $20,000. The Company had previously recorded a liability for $25,208 plus interest of $3,809. The difference, of $9,017, was recognized as a gain on extinguishment of debt.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2002 and March 31, 2002


NOTE 6- SUBSEQUENT EVENTS

        Stock Issuances

        Subsequent to December 31, 2002, the Company has issued 243,125 shares of common stock valued at $23,097, in exchange for consulting and marketing services.

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

         The notes to our financial statements for the quarterly period ended December 31, 2002, indicate that there is substantial doubt about our ability to continue as a "going concern," due to our lack of significant cash or other material assets, our lack of an established source of revenue sufficient to cover our operating costs and our accumulated losses, negative working capital and deficit in stockholders' equity. Accordingly, the future outlook of our Company, under present circumstances, is not assured.

Results of Operations.
----------------------

Three months ended December 31, 2002, compared to three months ended December 31, 2001.
------------------

         Revenues for the three month period ended December 31, 2002, increased to $225,277 as compared to $170,544 for the three month period ended December 31, 2001. Revenues increased due to increased lab sales over the same period last year.

         General and administrative costs have increased to $348,290 for the three month period ended December 31, 2002, as compared to $338,619 for the three month period ended December 31, 2001. The increase is primarily due to increases in marketing and public relations expenses.

         Interest expense for the three month period ended December 31, 2002, increased to $32,404 as compared to $23,839 for the three month period ended December 31, 2001.

         We had a net loss of $(229,333) for the three months ended December 31, 2002, as compared to a net loss of $(260,892) for the quarterly period ended December 31, 2001.

Nine months ended December 31, 2002, compared to nine months ended December 31, 2001.
---------

         Revenues for the nine month period ended December 30, 2002, increased to $1,592,214 as compared to $356,797 for the nine month period ended December 31, 2001. This increase in revenues is primarily due to a significant increase in our first quarter revenues. See Footnote 4 "Sales" in the Notes to our Consolidated Financial Statements for further details.

         General and administrative costs have decreased to $1,152,137 for the nine month period ended December 31, 2002, as compared to $1,289,267 for the nine month period ended December 31, 2001. The decrease is due to lower overall marketing and personnel costs, and the reduction of a debt-cost charge for the same period in the prior year (i.e. $90,713 for the period ending December 31, 2001, as compared to $8,930 for the period ending December 31, 2002.

         Interest expense for the nine month period ended December 31, 2002, increased to $167,738 as compared to $57,591 for the nine month period ended December 31, 2001.

         We had a net loss of $(330,955) for the nine months ended December 31, 2002, as compared to a net loss of $(1,186,251) for the nine months ended December 31, 2001.

Liquidity and Capital Resources.
--------------------------------

          We had no cash at December 31, 2002. Management believes that the cash received from delivered sales orders as well as continued offerings of common stock, will be sufficient to meet our operating expenses.

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

     PCS's Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures as of February 10, 2003, and they have concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to February 10, 2003.

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

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------

Date      Description                                Shares       Amount
----      -----------                                ------       ------
10/2      Common stock issued for conversion of
          warrants at $0.01 per share                15,000       150.00

10/10     Common stock issued for conversion of
          warrants at $0.01 per share                 2,810        28.10

12/9      Common stock issued for conversion of
          warrants at $0.01 per share                 7,500        75.00
                                                     ------
          Total shares issued                        25,310
                                                     ------

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

                                    PCS EDVENTURES.COM, INC.


Date: 2/11/03                       By:/s/Anthony A. Maher
     ---------                      -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 2/11/03                       By:/s/Christina M. Vaughn
     ---------                      -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer

Date: 2/12/03                       By:/s/Roy M. Svee
     ---------                      -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director

Date: 2/12/03                       By:/s/Donald J. Farley
     ---------                      -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Anthony A. Maher, Chief Executive Officer of PCS Edventures!.com, Inc., (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant (the "Quarterly Report");

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

Dated:  February 11, 2003            Signature:/s/Anthony A. Maher
                                     Anthony A. Maher
                                     Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Christina M. Vaughn, Chief Financial Officer of PCS Edventures!.com, Inc., (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant (the "Quarterly Report");

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

Dated:  February 11, 2003            Signature:/s/Christina M. Vaughn
                                     Christina M. Vaughn
                                     Chief Financial Officer

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PCS Edventures!.com, Inc. (the "Registrant") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, Anthony A. Maher, Chief Executive Officer and President, and Christy Vaughn, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

     Dated: February 11, 2003              /s/ Anthony A. Maher
           ------------------              -----------------------------
                                           Anthony A. Maher, Chief Executive
                                           Officer and President


     Dated: February 11, 2003              /s/ Christy Vaughn
           ------------------              -----------------------------
                                           Christy Vaughn, Chief Financial
                                           Officer