Form 10KSB
period 2003-03-31
PCS EDVENTURES COM INC
filed 2003-07-14
CIK 1122020

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2003

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

                     345 Bobwhite Court, Suite #200
                          Boise, Idaho 83706
                (Address of Principal Executive Offices)

               Issuer's Telephone Number:  (208) 343-3110

                        1655 Fairview Ave. #100
                          Boise, Idaho 83702
     (Former Name or Former Address, if changed since last Report)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: March 31, 2003 - $1,857,491.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 25, 2003 - $1,618,557.71.  There are approximately 14,714,161 shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on June 25, 2003.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes        No
                                                        ---       ---

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               June 25, 2003

                                17,844,728

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

     We issued certain notes in the aggregate amount of $602,500 payable in a private offering to "accredited investors"; these notes bear interest at 8.00% per annum, with payments being due from April 6, 2002, through August 29, 2002. This offering also provided for a debt discount related to warrants that were issued to note holders in conjunction with the notes, amounting to $191,634. This discount has been fully amortized as of March 31, 2003.

     For a discussion of our business development for the years ended March 31, 2000 and 1999, see our 10-KSB Annual Report for the year ended March 31, 2001, which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. See Item 13, Part III.

Business.
---------

     We are engaged in the business of developing and marketing educational related technologies and programs directed to the kindergarten through 12th grade after-school market. Our products and technologies are targeted to both the classroom and home market. Our products and technologies are delivered to the classroom through an inventory of hardware, software, books, and Internet access. Our technologies and products are delivered to the home user through Internet access to our subscription based website. Our products and technologies allow students ages 3-18 to explore the basic foundations of mechanical engineering, structures in architecture, and math and science.

     We have developed seven innovative technology based educational programs. Our "Academy of Engineering," "Academy of Robotics", "Edventures! Lab", "Discover! Lab" products are site-license installations for classrooms and learning programs. Our "Brick Lab!" and "Young Learner Building Box" products are also for classrooms and learning programs, but are not licensed. Our "Edventures! Online" product is our comprehensive Internet delivered educational experience that supports our Edventures! Labs and our Discover! Labs site licenses and also serves as a stand-alone home usage program. Our "Edventures! Online" program is delivered to the home user over the Internet on a monthly subscription basis. Separately, and in combination, these seven products present a platform for delivering educational services and support to classroom, learning center and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

     We have only commenced marketing efforts for our current products and technologies during the last three years. We are attempting to expand distribution and marketing arrangements channels. To date, we have sold only a limited number of products related to our current product line.

Principal Products or Services and their Markets.
-------------------------------------------------

     We have now developed and are currently marketing seven innovative technology based educational programs for the kindergarten through 12th grade ("K-12") after-school market, learning center market and home market. Separately, and in combination, these seven products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs
and services can be deployed.   The five technologies and products that we are
currently marketing, are as follows:

          Our Academy of Engineering Lab is a site license program designed for use within various K-12 environments. Using the Academy of Engineering, students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering product includes four books from the mechanical engineering strand and 12 extension books covering a variety of topics. Future topic strands for expanding the program include structural, electrical and software engineering. Each strand, when completed, includes courseware for over 272 hours of instruction. The Academy of Engineering program includes a variety of LEGO (Registered) products which are used as a mechanical engineering learning aid. An Academy of Engineering site license currently sells for between $15,000 and $19,500 and includes materials, LEGO (Registered) manipulatives and other building components, and curriculum, a custom designed storage and organization unit, a digital camera, web-based support by our "Edventures! Online" product and various electronic assessment tools, and two days of teacher training. We sold 56 Academy of Engineering Labs during the previous fiscal year. Each site license includes all materials necessary to utilize the complete Academy of Engineering program.

         The Academy of Robotics Lab serves as a complement to our Academy of Engineering or can also serve as a stand alone robotics lab. The Academy of Robotics Lab is available in a 10, 20, or 30 student editions. Each Lab contains a comprehensive LEGO (Registered) inventory including LEGO (Registered) Mindstorms kits, additional LEGO (Registered) manipulatives, digital camera, web services, and curriculum. This Lab ranges in price from $5995 to $17,985. We sold 17 Academy of Robotics Labs during last fiscal year, which was the inaugural year for this Lab.

          Edventures! Lab is a site license system intended for students ages 7-13 which provides a broader set of subject areas including art, programming, web page design, chess, physics, electricity, and others. It contains curriculum, storage cabinet, and a smaller inventory of LEGO (Registered) manipulatives. It relies on "Edventures! Online" for delivery of the curriculum. A site license for an Edventures! Lab currently costs $6,995 which includes a
          60-student block license for access to "Edventures! Online."   We
          have sold 47 Edventures! Labs during the previous fiscal year.

          Discover! Lab is a scaled down model of the Edventures! Lab site license system intended for smaller groups of approximately 15 students. It contains curriculum, a storage cabinet and other material, but has a reduced inventory of LEGO (Registered) materials and relies on "Edventures! Online" for delivery of the curriculum. A site license for a Discover! Lab currently costs $2,499 which includes a 30-student block license for access to "Edventures! Online". We have sold 67 Discover! Labs during the previous fiscal year.

          Edventures Brick Labs! provide an inexpensive hands-on learning solution for educators in all types of teaching environments. The Brick Lab! combines the "Edventures! Online" curriculum, LEGO (Registered) manipulatives, storage bins and Internet/web services for smaller groups of approximately 30 students. The Brick Lab! sells for $499 and is not licensed. Introduced only two years ago, we have sold 440 Brick Labs during the previous fiscal year.

         The Young Learner Building Box was designed to meet the needs of preschoolers. Introducing children to hands-on learning, this lab utilizes activities and games to teach number and letter recognition, build vocabulary, counting, and more. The Young Learner Building Box includes activity cards, large-size plastic building blocks, the exclusive "HIGHRISE" board game, developed by PCS for this specific Lab, and a sturdy mobile storage container. This labs sells for $249 and is unlicensed.

          "Edventures! Online" is an Internet delivered program that provides a safe, secure and exciting learning environment for students to interact within from home and from school. "Edventures! Online" includes online curriculum and assessment, filtered communication
          tools, forums and a variety of additional online services.   The
          program utilizes Internet based resources and services as a stand-alone product and also serves as an extension service to our school-based Edventures! Lab. "Edventures Online" can be viewed on the web at www.edventures.com. This environment features over 200 do-at-home projects organized into a sophisticated learning model (Merit System), an animated glossary, monitored chat rooms, live interaction with online instructors, personal email accounts for all students and more. The "Edventures! Online" at-home curriculum utilizes found materials, LEGO (Registered) products, software and other resources to teach concepts in Physics, Electricity, Internet, Programming, Art, Architecture, Engineering, and Robotics. "Edventures! Online" provides all lab licensees an on-line support tool and provides a framework within which students can safely communicate, collaborate, and learn. "Edventures! Online" is also available as a stand-alone, home based subscription product for $69.95 per year.

      The Academy of Engineering, Academy of Robotics, Edventures! Lab, Discover! Lab, and Brick Lab! have three main delivery models, which makes these products suitable for use in various learning environments:

          School Resource Center. The Academy of Engineering, Academy of Robotics, Edventures! Lab, and Discover! Labs are currently being deployed as a school-wide resource center that allows K-12 teachers to integrate hands-on project based learning activities into their daily curriculum. As a resource center, these mobile Labs are rolled from classroom to classroom throughout the course of a typical school week, being used by the entire school. Examples of how the program is used include: (1) a platform for gifted and talented programs; (2) to enhance and extend a science curriculum;
          (3) to enhance and extend mathematics activities; (4) to serve as a foundation for an after-school program; (5) as a vocational-technical or technology education program; (6) and to serve as a special education resource. This model makes the program an ideal resource for schools around the country that are seeking innovative and organized methods for integrating technology and hands-on learning in the classroom.

          Pre-Engineering Course. The Academy of Engineering, Academy of Robotics, and Edventures! Labs provide a comprehensive engineering curriculum designed around the hands-on use of LEGO (Registered) manipulatives. This curriculum allows the program to serve as the foundation for pre-engineering courses suitable for students in Jr./Sr. High. The hands-on applications of technology, design and production techniques, and the integration of the Internet based services, makes it a highly attractive total classroom solution.

          After School Program. The Academy of Engineering, Academy of Robotics, Edventures! Lab, Discover! Lab, and Brick Lab programs were originally designed in an after-school environment and are ideal to meet the expanding need for educational solutions for school-based programs, Boys & Girls Clubs, YMCA, Community Learning Centers and similar organizations. When used in this format, these programs become a hub for educational activities out of the engineering curriculum, or from the online Edventures! program. The complete support, assessment and curriculum components provide a system for offering a flexible, effective educational offering.

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

     We believe that a major shift of focus is taking place in education in our public and private schools as educators and parents seek to maximize educational experiences for children based upon advances in technology. We believe that this shift necessitates sweeping changes in how schools are operated, programs are taught, technology is integrated, students are assessed and classrooms are managed. Over the past few years, the emergence of a for-profit education industry has begun to evolve in response to parents' and society's demand for more and better alternatives in education. Parents are giving their children's schools low grades for teaching performance and at the same time there is an increase in public support for school choice. The issue of education, including the public funding of private school vouchers is significant. A school voucher program has also been recently upheld in a case decided at the United States Supreme Court. These factors are driving the growth of private and charter school alternatives.

     Capitalizing on this atmosphere, private education based companies specializing in after-school, tutoring, and special skills programs are marketing programs, technologies, and products catering to teachers, students, and parents. Parents support alternative education programs and enrichment activities and actively seek them out for their children, as well as exert
more and more pressure on public schools to improve their performance.   We
believe that with this change and unrest taking place within the education industry, enormous opportunities are emerging for companies who understand the problems and promise of technology and new educational methodologies. It is our business strategy to, through our technologies and experience, develop and market technology enhanced learning programs to address this education demand.

     The Growth of the Extended Learning Market. Recent high-profile federal programs indicate a growing opportunity within the extended learning market which encompasses before, after, and summer school programs on the campus of public schools, or operated through the venue of organizations like the Boys & Girls Clubs of America. The web site, "www.afterschool.gov," summarizes many of the federal funding sources now available for this growing market segment. Congress has appropriated $993.5 million for afterschool programs in Fiscal Year (FY) 2003.

     PCS Designated Markets.
     -----------------------

      We have identified as our primary market for our labs traditional public and private schools and the after-school programs that are growing quickly across the United States. Widespread financial support for implementing school-based after-school programs is driving the growth of public school programs in this segment. The growth of programs such as those offered by the Boys & Girls Clubs of America are further proof of the market need for this product. As a niche market, after school programs, on and off the campus of public schools (the Extended Learning Market), represent a potential market for PCS products.

     K-12 Market in International and U.S.   We have entered into a sales
agency agreement and product alliance relationship with Pitsco LEGO (Registered) Dacta, a Pittsburg, Kansas, based educational company that holds the exclusive distribution rights to LEGO (Registered) Dacta product sales in the United States. Pitsco, established in 1966, has established a market presence and reputation in the school market place and now markets its own line of modular school labs as well as hundreds of other hands-on type products. The Academy of Engineering product complements the Pitsco existing product line.

      Boys & Girls Clubs.   We are currently continuing our efforts to
distribute our labs into the Boys and Girls Clubs. To date, clubs have evidenced a strong interest in our program due to an organization-wide mandate
to implement educational programs like the Academy of Engineering.    The
funding cycle access to funds for these programs are a significant factor in our ability to market the Academy of Engineering to Boys and Girls Clubs. We currently have labs in over 20 of 3,300 Boys & Girls Clubs nationwide.

     Extended Learning Market.   In addition to the Boys & Girls Clubs of
America, additional non-school-based programs are increasing through such institutions as the YMCA, Community Learning Centers, and other sites such as Science Museums. PCS is currently working to establish reference sites in each of these markets and will follow a strategy similar to the one it is pursuing with the Boys & Girls Clubs of America. Progress to date in these market segments include

     Edventures! Online Markets.
     -------------------------

     Edventures! Online is designed to provide a full-featured educational extension via the Internet to all students participating in PCS programs such as the Academy of Engineering. However, for families and students who do not have access to PCS Labs through a local site license, the program is available on a subscription basis for $69.95 per year. PCS describes the primary market for the current Edventures! Online product as families with children ages six to 13 who have a strong interest in education. Edventures! Online has been approved for state level funding for homeschool students in the states of California and Alaska. PCS is currently developing a promotional effort that will take advantage of this funding availability to promote the Edventures! program to the thousands of homeschool families in these states.

Marketing and Other Agreements.
-------------------------------

     Direct Sales Force. Currently, we have a direct sales force consisting of three employees and several independent agents. This direct sales force markets our products and programs in a variety of methods to various users, providers and others.

     LEGO (Registered) Dacta and Pitsco Agreement. We have entered into a Marketing Agreement with LEGO (Registered) Dacta and Pitsco, LLC ("Pitsco") for the sale of our "The Academy of Engineering" product. Pitsco is an educational company that holds the exclusive distribution rights to LEGO (Registered) Dacta product sales in the United States. Pitsco, established in 1966, has established significant market presence and reputation in the school market place and now markets its own line of modular school labs as well as hundreds of other hands-on type products.

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

Number of Employees.
--------------------

     We employ approximately 10 full-time employees of which three are in sales, five are in design and project management, one in accounting/finance and one in administration. We will hire part-time and additional full-time employees on an "as-needed" basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 2.  Description of Property.
         ------------------------

     The Company leases its principal executive offices, at 345 Bobwhite Court, Suite #200, Boise, Idaho 83706. These offices consist of approximately 5,412 square feet of office space. Rent obligations are $5,792/month under a non-cancelable operating lease.

Item 3.  Legal Proceedings.
         ------------------

Warren Black v. PCS.
--------------------

     On January 18, 2002, Warren Black, a former independent contractor for the Company, filed a complaint against the Company alleging breach of contract. Mr. Black seeks the return of certain software products that he claimed to have provided the Company during his employment, or their monetary equivalent, which he claims to be $15,000. The Company settled this action in February 2003. Per the terms of the settlement agreement, the Company agreed to issue Mr. Black a $6,000 note in full satisfaction of his claim. The note is payable in quarterly installments of $1,500 and accrues interest at 8.0% per annum. No payments have been made as of March 31, 2003, but the amount has been included in the Company's notes payable balance.

Key Bank v. PCS and Maher.
--------------------------

     On March 26, 2002, Key Bank, filed a complaint against the Company seeking recovery of $25,208 alleged to be owed by the Company on a promissory note executed by the Company and guaranteed by Anthony A. Maher, the Company's President and CEO. The Company settled this claim on June 18, 2003, in exchange for $20,000 in cash. As of March 31, 2003, the settlement has been paid-in-full, and the difference, of $8,308, has been recorded as a gain on settlement of debt.

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

                              Stock Quotations
                              ----------------


Quarter Ended                       High       Low
-------------                       ----       ---

September 30, 2001                  $0.60     $0.25

December 31, 2001                   $0.28     $0.18

March 31, 2002                      $0.25     $0.06

June 30, 2002                       $0.19     $0.07

September 30, 2002                  $0.20     $0.10

December 31, 2002                   $0.15     $0.06

March 31, 2003                      $0.10     $0.065

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

            Name                     Date          Shares       Consideration
            ----                     ----          Issued      Paid in Dollars
                                                   ------      ---------------
Gayle Anderson, Trustee             4/17/00         37,037           27,777.75
Scott and Michelle LaBear,
Jt Wros                             4/17/00         22,222           16,666.50
Joseph R. Smith, IRA -
First Union Sec.                    4/17/00        100,000           75,000
Equity Advisors
International                       4/17/00         50,000           37,500
James R. Chapman                    4/17/00         97,778           73,333.50
Technology Literacy Group,
Inc.                                4/17/00         74,075           55,556.25
Cecil D. Andrus                     4/17/00        123,333.40         (2)
James R. Gaul                       4/28/00         74,074           50,000
Stewart I. Perim                    4/28/00         21,111           14,250
Peter S. Richards                   4/28/00         37,500           25,312.50
Shannon Soulsby                      5/5/00        100,000            (1)
Trent G. Rencher                     5/5/00        100,000           67,500
John E. Richards                     5/5/00         37,500           25,312
Ritter Family Trust                  6/2/00         10,000            6,750
Loretta I. Cook                     6/12/00          1,000            (3)
Mark E. Stutzman                    6/12/00          1,000            (3)
Thomas M. Tice                      6/12/00          1,000            (3)
Symbion, Ltd.                       6/12/00          9,000            (3)
Equity Advisors
International                       6/12/00          6,666            (3)
Halverson, Ronald and
Valerie, Co-Trustees                6/12/00         40,000           30,000
International Capital
Group Ltd.                           8/4/00         50,000            (4)
Douglas W.  Miller                   8/4/00          7,000            (3)
Dan Sevier                           8/4/00          1,000            (3)
Allan J. Kupczak                    9/15/00         66,667           50,000.25
Ryan Canning                        9/15/00          8,000            6,000
Gene R. and Sara A.
Whitlow Family Trust                9/15/00         12,000            9,000
Robert F. and Betty C.
Mitchell                            9/15/00         53,333           39,999.75
Kevin Denison                       9/15/00         12,000            9,000
Mark E. Urness                      9/15/00         33,333           24,999.75
Dwayne J. Denison                   9/15/00         13,000            9,750
Evan Hathaway                       9/15/00         72,000           54,000
Reed J. Bowen, Jr.                  9/15/00         72,000           54,000
Kirk J. Moser                       9/15/00         23,266           17,449.50
International Capital
Group Ltd.                          9/15/00          5,000            (4)
Joseph R. Smith IRA -
First Union Sec.                    9/15/00         50,000           37,500
Jerry H.  Canning                   9/15/00          8,000            6,000
Andrew Aeling fbo-First
Trust Corp.                         9/15/00          6,667            5,000.25
Thomas K. and Liesbeth L.
Benedict                            9/15/00         12,000            9,000
Mark S.  Boland                     9/15/00         12,000            9,000
Charles L.  Bradley                 9/15/00         16,000           12,000
Thomas S.  Brower                   9/15/00          4,000            3,000
Trevor Brown, Inc.
Pension Plan                        9/15/00         12,000            9,000
Trevor Brown, Inc.
Pension Plan                        9/15/00          6,667            5,000.25
John C.  Bult Trust                 9/15/00          6,000            4,500
Judy Conger Calder                  9/15/00          2,000            1,500
Coghlan Family Corporation, John
R. Coghlan, President               9/15/00         30,000           22,500
Coogan Family Ltd.  P/S,
John S. Coogan, Jr., Gen.           9/15/00         12,000            9,000
Carl S. Derwig                      9/15/00         10,000            7,500
John Duda                           9/15/00         50,000           37,500
Daniel T. Gluch                     9/15/00          8,400            6,300
Thomas R. and Anita L. Gluch        9/15/00          4,000            3,000
Greeley Orthodontic Center
Profit Sharing                      9/15/00         12,000            9,000
Walter Hinckfoot, Jr. Living Trust  9/15/00         14,000           10,500
Walter Hinckfoot, Jr. Living Trust  9/15/00         10,000            7,500
Donald Ingalls, Trustee             9/15/00          6,667            5,000.25
Jensen Orthodontic Center-Profit
Sharing                             9/15/00         15,000           11,250
Jeffrey E.  and Miriam M. Joyce     9/15/00         12,000            9,000
Kimball Family Trust                9/15/00         60,000           45,000
Geoffrey Kopecky                    9/15/00         12,000            9,000
Armand LaSorsa fbo - First Trust
Corp.                               9/15/00          8,000            6,000
Leon and Elba Manfredi              9/15/00          6,000            4,500
Mechling Family Trust               9/15/00         12,000            9,000
John Montfort                       9/15/00         26,667           20,000.25
Norman R. Morris Living Trust       9/15/00         10,000            7,500
Robert G.  Niederkom Irrevocable
Trust                               9/15/00         20,000           15,000
Diana Nichols                       9/15/00         13,333            9,999.75
Clifford Nichols fbo - First Trust
Co.                                 9/15/00         16,000           12,000
Dennis R.  Shinn and Karen Brilland 9/15/00         12,000            9,000
Henry and Nellie M. Stuit Revocable
Trust                               9/15/00         12,000            9,000
Diane Stump                         9/15/00          6,000            4,500
Mike Vander Plaats fbo -
First Trust Co.                     9/15/00          4,000            3,000
Robert Wegner fbo - First Trust Co. 9/15/00         16,000           12,000
Michael H.  Yokoyama and Jaye S.
Venturi                             9/15/00         12,000            9,000
Douglas W.  Miller                 10/16/00          4,948            (3)
Dan Sevier                         10/16/00          1,057            (3)
Tom Donovan                        10/16/00          4,000            (3)
Thomas E.  Thompson                10/16/00          2,316            (3)
Symbion, Ltd.                      10/16/00          5,133            (3)
Loretta I.  Cook                   10/16/00            500            (3)
Thomas M.  Tice                    10/16/00            567            (3)
Ryan Cravens                       10/16/00            942            (3)
James Boston                       10/16/00            537            (3)
John G.  Ariko, Jr. Revocable
Living Trust                       10/16/00         20,000           15,000
Richard K. and Polly L. Ball, Co-
Trustees                           10/16/00          6,000            4,500
Marcella D. Barnhort, Trustee      10/16/00         12,000            9,000
Barr Asset Family Ltd. Partnership 10/16/00          3,000            2,250
Ron C.  Berg                       10/16/00          2,000            1,500
Alan and Leslie Berlinberg,
Trustees                           10/16/00          6,667            5,000.25
Jeffrey T. Canning                 10/16/00          4,000            3,000
Joseph L. Draskovich, First Trust
Corp. fbo                          10/16/00         10,000            7,500
Robert L. and Connie T. Dye        10/16/00         12,000            9,000
Robert D. and Rita Y. Ervin, Co-
Trustees                           10/16/00         12,000            9,000
David R. and Alice M. Evers        10/16/00         16,000           12,000
Todd Gluch                         10/16/00          1,333.33         1,000
Josie Gluch                        10/16/00          1,333.33         1,000
Tyra Gluch                         10/16/00          1,333.33         1,000
D.  Hall Investments, L.L.C.       10/16/00          8,000            6,000
Ronald and Valerie Halverson, Co-
Trustees                           10/16/00         35,000           26,250
Frederick Z. Herr                  10/16/00         30,000           22,500
Robert E.  Hinman                  10/16/00          3,000            2,250
Vance L.  Kalcic                   10/16/00          8,000            6,000
Charles Kovaleski, First Trust
Corp. fbo                          10/16/00         10,000            7,500
Chuck Leal                         10/16/00          7,000            5,250
Steven Levy                        10/16/00          8,000            6,000
R.C. Luker Construction Defined
Benefit fbo                        10/16/00         12,000            9,000
Leon and Elba Manfredi             10/16/00          4,000            3,000
Mechling Family Trust              10/16/00          4,000            3,000
Richard T.  Press, First Trust
Corp. fbo                          10/16/00         13,096            9,822
Ratliff Investments                10/16/00         10,000            7,500
Karen G. Reardon                   10/16/00          5,000            3,750
Robert E.  Rigert                  10/16/00          5,000            3,750
Hazen A. and Joseph Sandwick
Revocable Trust                    10/16/00         12,000            9,000
Annette Simons and Mark Sullivan   10/16/00          4,000            3,000
Stephen G. Smith                   10/16/00         10,000            7,500
Swiss American, Inc.               10/16/00         67,000           50,250
Thomas E. Thompson                 10/16/00         43,333           32,499.75
Bruce Unsworth, First Trust Corp.
fbo                                10/16/00         12,000            9,000
John R. Ureel                      10/16/00         12,000            9,000
Jerome T. Usails, First Trust
Corp. fbo                          10/16/00         33,392           25,044
Mike Vander Plaats fbo - First
Trust Co.                          10/16/00          2,666.67         2,000
Robert and Sally Veazey            10/16/00          4,000            3,000
Johnny Warren                      10/16/00          4,000            3,000
Gary R. Weber, Trustee             10/16/00          6,000            4,500
Steve Womack                       10/16/00         10,000            7,500
Daniel Andrzejek, First Trust Corp.
 fbo                               10/16/00          5,333.33         4,000
Don M. Barnes                      10/16/00          6,000            4,500
Trace G.  Barnes                   10/16/00          6,000            4,500
Brian Dusseault, First Trust Corp.
 fbo                               10/16/00          3,600            2,700
Ralph M. and Rita J. Eisenmann,
Trustees                           10/16/00          4,000            3,000
George R. Jarkesy, Jr.             10/16/00          6,700            5,025
Armand LaSorsa fbo - First
Trust Corp.                        10/16/00          8,000            6,000
Fred L.  Prevost                   10/16/00         20,000           15,000
Allen Reuben, M.D. P.A.            10/16/00          6,000            4,500
Dan Sevier                         10/16/00          4,000            3,000
Ilene Canning                      10/16/00          4,000            3,000
Nathan Pugmire                     10/16/00         20,000           15,000
Richard F.  Schmidt                10/16/00         50,000            (4)
Loretta I.  Cook                   10/16/00         10,000              100
Steve Cook                         10/16/00            505                5.05
Ryan Cravens                       10/16/00          6,089               60.89
Lois C.  Hull                      10/16/00          1,405               14.05
Nerese S. Crayton                  10/16/00          1,405               14.05
Randy P.  Masciarelli              10/16/00            703                7.03
Douglas W.  Miller                 10/16/00         29,869              298.69
Mark Miller                        10/16/00          3,000               30.00
Dan Sevier                         10/16/00         35,670              356.70
Frank S.  Mascari                  10/16/00            500                5.00
Richard D.  Simpson                10/16/00          2,810               28.10
Eric M.  Tice                      10/16/00            400                4.00
Lauren M.  Tice                    10/16/00            400                4.00
Thomas M.  Tice                    10/16/00         10,019              100.19
Symbion Ltd.                       10/16/00         56,670              566.70
Thomas E. Thompson                 10/16/00         16,653              166.53
Debbie A. Tice                     10/16/00            703                7.03
Tammy Deboe                        10/16/00            703                7.03
Mary DeMarco                       10/16/00            703                7.03
Roy and Marian Svee, Co-Trustees   10/16/00        500,000            (5)
Anthony A.  Maher                  10/16/00        500,000            (5)
Donald J. Farley                   10/16/00        500,000            (5)
George R.  Jarkesy, Jr.            10/16/00        100,000            (4)
Nathan and Kristen Pugmire          11/2/00         37,037           27,777.75
Russell B.  Geyser                  11/2/00         50,000            (6)
Russell B.  Geyser                  11/2/00         50,000            (6)
Russell B.  Geyser                  11/2/00         30,000            (6)
Russell B.  Geyser                  11/2/00         30,000            (6)
Russell B.  Geyser                  11/2/00         15,000            (6)
Cliff Papik                         11/2/00         10,000            (6)
Elaine Montemarano                  11/2/00         10,000            (6)
Jeff Block                          11/2/00          5,000            (6)
Art Beroff                          11/2/00        100,000            (4)
Art Beroff, Custodian for David
Beroff                              11/2/00         12,500            (4)
Art Beroff, Custodian for Ilana
Beroff                              11/2/00         12,500            (4)
Frank S.  Mascari                   11/2/00          6,448              64.48
James Boston                        11/8/00          3,015              30.15
George R.  Jarkesy, Jr.             11/8/00          8,291              82.91
International Capital Group Ltd.    11/8/00          7,200              72.00
Brent Fox                          12/20/00         22,222          15,000
Leonard W. Burningham                4/9/01        100,000          25,000(7)
Equity Advisors                     5/29/01         60,000             600(8)
Mark Stutzman                       5/29/01          7,025              70(8)
J. Jay Longwell                     7/18/01          6,000           4,500(9)
Samuel R. Trozzo & Marilyn A. Trozzo
TTEES FBO Trozzo Family Trust       8/24/01        250,000          25,000(10)
Douglas Miller                     10/11/01          1,000             280(11)
Tom Tice                           10/11/01          1,000             280(11)
Mark Stuzman                       10/11/01          1,000             280(11)
Lorie Cook                         10/11/01          1,000             280(11)
Walt Miller                        10/11/01          1,000             280(11)
Dan Sevier                         10/11/01          7,500           2,100(11)
Tom Thompson                       10/11/01          3,750           1,050(11)
Ryan Cravens                       10/11/01          3,750           1,050(11)
LaRocco & Associates Inc.          10/11/01         15,000           4,500(12)
Tom Hay                            10/11/01         10,000           2,800(13)
Charles Bradley                    10/11/01          5,000           1,400(13)
Liesbeth Benedict                  10/11/01          5,000           1,400(13)
Scott Peyron & Associates, Inc.    10/26/01         59,570          37,529(14)
Vern Nelson                        10/26/01         15,968          10,060(14)
Tom Hay                            12/31/01         15,000           4,500(15)
John Coghlan                         2/6/02        250,000          25,000(10)
Thomas Hay                          3/31/02         10,000           1,400(16)
Liesbeth Benedict                   3/31/02         23,000           3,220(16)
Charles Bradley                     3/31/02         26,000           3,640(17)
Larocco & Associates, Inc.           4/8/02         15,000           4,500(18)
Scott Peyron & Associates, Inc.      4/8/02        207,220          14,505(19)
Vern Nelson                          4/8/02         41,197           2,884(19)
Charles Bradley                     5/17/02        235,000          27,541(20)
Corporate Image Bureau              5/17/02        200,000          10,680
Larocco & Associates                5/17/02        100,000           7,000(21)
Equity Advisors, Inc.               5/17/02         50,000           4,250(22)
Tom Hay                             5/17/02         15,000               0(23)
Liesbeth Benedict                   5/17/02         28,000                (24)
Richard F. Schmidt                   6/7/02         75,000                (25)
Thomas Thompson                      6/7/02         97,500                (25)
David & Jama Fox                     6/7/02        120,000                (25)
Wayne Demeester                      6/7/02         22,500                (25)
Trent Rencher                        6/7/02        150,000                (25)
International Capital Group Ltd.    6/20/02        108,300                (25)
Vern Nelson                          9/3/02          8,680             569(26)
Scott Peyron & Associates            9/3/02        157,276          10,313(26)
Stewart Johnson                      9/3/02         15,333           1,005(26)
Capital Growth Planning              9/3/02         46,650           8,271(27)
John G. Ariko, Jr.                   9/3/02          6,000           1,064(27)
Don M. Earnes                        9/3/02          2,000             355(27)
Mark A. Boland                       9/3/02          2,800             496(27)
Charles L. Bradley                   9/3/02          8,000           1,418(27)
Thomas S. Brower                     9/3/02          2,000             355(27)
Trevor J. Brown & Annette Kowalski   9/3/02          8,000           1,418(27)
John C. Bult                         9/3/02          8,000           1,418(27)
Carl S. Derwig                       9/3/02          4,000             709(27)
Kathleen M Cullinan                  9/3/02          2,000             355(27)
Emtay Corporation                    9/3/02          2,000             355(27)
Robert D & Rita Y Ervin              9/3/02          8,000           1,418(27)
David & Alice Evers                  9/3/02          4,000             709(27)
Robert J & Anne Fyfe                 9/3/02          2,000             355(27)
Robert Graybill                      9/3/02          6,000           1,064(27)
William & Linda Hamm                 9/3/02          4,000             709(27)
Fred & Debbie Harper                 9/3/02          4,000             709(27)
Thomas Hay                           9/3/02          4,000             709(27)
George & Elizabeth Hibbs             9/3/02          4,000             709(27)
Donald R. Ingalls                    9/3/02          2,000             355(27)
Verl A. Jensen                       9/3/02          6,000           1,064(27)
Mary A. Kalcic                       9/3/02          3,000             532(27)
Paul A. & Lynn Kalcic                9/3/02          1,400             248(27)
Kenneth & Jill Flint                 9/3/02          2,000             355(27)
Kenneth P. Klauer                    9/3/02          4,000             709(27)
David & Sue Kimball                  9/3/02          4,000             709(27)
Paul Kuehn                           9/3/02          2,000             355(27)
Armand Lasorsa                       9/3/02          8,000           1,418(27)
Sina L. Leatha                       9/3/02          8,000           1,418(27)
David C. Levosky                     9/3/02          4,600             816(27)
Ralph S. Long                        9/3/02          4,000             709(27)
Donald & Nancy Lorenzen              9/3/02          2,000             355(27)
Johnnie & June Baker Louderback      9/3/02          2,000             355(27)
Norman R. Morris                     9/3/02          4,000             709(27)
Bruno & Joan Nordberg                9/3/02          2,000             355(27)
Hazen A. & Josephine Sandwick        9/3/02          4,000             709(27)
Ronald Scheeler                      9/3/02          2,000             355(27)
Darren Shetler                       9/3/02          4,000             709(27)
Vincent Simon                        9/3/02          4,000             709(27)
Diana Gayle Smith                    9/3/02          4,800             851(27)
Frederick R. Stahl Jr.               9/3/02          4,000             709(27)
Steve Womack                         9/3/02          4,000             709(27)
Nelson Wooster                       9/3/02          4,000             709(27)
Michael H Yokoyama & Jaye Venturi    9/3/02          4,000             709(27)
Robert Ritter                        9/3/02          4,000             709(27)
John R. Coghlan                      9/3/02          4,000             709(27)
Johnnie I & June Louderback          9/3/02          4,000             709(27)
Waterford Financial Inc.             9/3/02         78,125          12,500(28)
Bernhard Schmitt                    1/16/03        304,500          51,765(29)
Larocco & Associates                1/23/03         90,000           8,550(30)
Edward G Clark                       2/3/03         39,063           3,711(31)
Cindra L. Andolshek                  2/3/03         39,062           3,711(31)
Rick Schmidt                         2/3/03         75,000           7,125(31)
The Ritter Family Trust              2/5/03        150,000          15,000(32)
Nelson Wooster                       2/5/03         80,000           8,000(32)
John C. Bult Trust                   2/5/03        400,000          40,000(32)
Lorentzen Family Trust               2/5/03         20,000           2,000(32)
Ralph S. & Vera Long Living Trust    2/5/03         20,000           2,000(32)
Marketshare Recovery, Inc.          2/19/03        130,000          12,350(33)
Armand LaSorsa                      6/24/03        200,000          20,000(34)
Carl S. Derwig                   6/24/03        200,000          20,000(34)
Vincent Simon                       6/24/03        100,000          10,000(34)
Robert Graybill                     6/24/03        150,000          15,000(34)
David R. & Alice M. Evers           6/24/03        100,000          10,000(34)
Robert D. & Rita Y. Ervin           6/24/03        200,000          20,000(34)
Trevor J. Brown & Annette Kowalaski 6/24/03        100,000          10,000(34)
Mark S. Borland                     6/24/03         30,000           3,000(34)
Jim & Kathleen M. Cullinan          6/24/03         10,000           1,000(34)
Norman R. Morris                    6/24/03        100,000          10,000(34)
Frederick R. Stahl, Jr.             6/24/03        100,000          10,000(34)

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

(18) These shares of common stock were issued for conversion of accounts payable at $0.30 per share.

(19) These shares of common stock were issued for conversion of accounts payable at $0.07 per share.

(20) These shares of common stock were issued for conversion of debt at $0.13 per share.

(21) These shares of common stock were issued for prepaid services at $0.07 per share.

(22) These shares of common stock were issued for accounts payable at $.08 per share.

(23) These shares of common stock are incentive shares for extension of Hay's note payable.

(24) These shares of common stock were issued in exchange for cash for PCS/Benedict given note payable.

(25) These shares of common stock were issued to these individuals on a 1.5:1 ratio in exchange for these individuals transferring their free-trading shares to Corporate Image Bureau as part of Corp.IM's marketing contract.

(26) These shares of common stock were issued for conversion of accounts payable at $0.07 per share.

(27) These shares of common stock were issued for extension of debt, valued at an average of $0.17 per share.

(28) These shares of common stock were issued for services at $.16 per share.

(29) These shares of common stock were issued for prepaid services at $0.17 per share.

(30) These shares of common stock were issued for services at $0.095 per share.

(31) These shares of common stock were issued for services at $0.095 per share.

(32) These shares of common stock were issued for cash at $0.10 per share.

(33) These shares of common stock were issued for services at $0.095 per share.

(34) These shares of common stock were issued for conversion of debt at $0.10 per share.

Holders.
--------

     As of June 25, 2003, there were 17,844,728 shares of common stock outstanding and approximately 443 stockholders of record.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operation.
---------------------

Results and Comparison for Fiscal Years

     Fiscal year ended March 31, 2003 resulted in a net loss of ($454,163). This net loss is a decrease of ($1,106,185), or 71%, from the net loss for fiscal year 2002 of ($1,560,348). The Basic Loss per Share for fiscal year 2003 is ($0.03), as compared to a loss per share of ($0.12) for fiscal year 2002. Details of changes in revenues and expenses can be found below.

Revenues

     Revenues of $1,857,491 for fiscal year 2003 were up from revenues of $572,356 for fiscal year 2002 by $1,285,135, or 225%. This increase is due to increased marketing and promotion efforts as well as the introduction of two additional lab products during this previous fiscal year.

Cost of Goods Sold/Cost of Sales

     Cost of Goods Sold increased $419,394, or 183%, from fiscal year 2002, $228,807, to fiscal year 2003, $648,201. This increase is due primarily to increase sales as previously mentioned.

Operating Expenses

     Operating expenses decreased by $97,092, or 6%, from fiscal year 2002, when operating expenses were $1,557,542 to fiscal year 2003 when operating expenses were $1,460,450. This decrease is due cost containment strategies, most notably temporarily eliminating research and development costs and also cutting our workforce by 40%, or 8 people.

Liquidity.
----------

     As of the fiscal year ended March 31, 2003, the Company had $11,449 in Cash, with total current assets of $493,849 and total current liabilities of $1,963,322. The Company has a stockholders' deficit of ($1,469,473).

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          March 31, 2003 and 2002

          Independent Auditors Report

          Consolidated Balance Sheet - March 31, 2003

          Consolidated Statements of Operations for the years ended March 31, 2003 and 2002

          Consolidated Statements of Stockholders' Equity (Deficit)

          Consolidated Statements of Cash Flows
          for the Years Ended March 31, 2003 and 2002

          Notes to Financial Statements

                    PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003

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

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
PCS Edventures!.COM, Inc. and Subsidiary
Boise, Idaho

We have audited the accompanying consolidated balance sheet of PCS Edventures!.COM, Inc. and Subsidiary, as of March 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCS Edventures!.COM, Inc. and Subsidiary, as of March 31, 2003 and the consolidated results of their operations and their cash flows for the years ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has accumulated significant losses, has negative working capital and deficit in stockholders' equity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.


/S/HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
June 26, 2003

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
                    Consolidated Balance Sheet

                              ASSETS

                                                            March 31,
                                                              2003
CURRENT ASSETS

     Cash                                                   $  11,449
     Accounts receivable                                      345,333
     Inventory                                                  2,073
     Deferred costs (Note 2)                                  103,662
     Debt extension costs, net (Note 2)                         5,460
                                                            ---------
          Total Current Assets                                467,977
                                                            ---------
FIXED ASSETS, NET (Note 3)                                     25,447
                                                            ---------
OTHER ASSETS

     Deposits                                                     425
                                                            ---------
          Total Other Assets                                      425
                                                            ---------
          TOTAL ASSETS                                      $ 493,849
                                                            =========
The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,
                                                              2003

CURRENT LIABILITIES

     Bank overdraft                                       $     8,053
     Accounts payable                                         109,742
     Wages payable                                             30,603
     Payroll taxes payable                                    233,331
     Accrued interest                                          55,035
     Accrued expenses                                         215,328
     Unearned revenue (Note 2)                                382,489
     Notes payable - related parties (Note 5)                 165,882
     Notes payable (Note 6)                                   762,859
                                                          -----------
          Total Current Liabilities                         1,963,322
                                                          -----------
          Total Liabilities                                 1,963,322
                                                          -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized 50,000,000
      shares; 17,832,301 shares issued and outstanding     22,060,987
     Accumulated deficit                                  (23,530,460)
                                                         ------------
          Total Stockholders' Equity (Deficit)             (1,469,473)
                                                         ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIT)                                      $    493,849
                                                         ============

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Operations

                                                      For the Years Ended
                                                           March 31,
                                                   2003             2002
REVENUES

 Lab Revenue                                     $1,691,325    $  494,727
 License Revenue                                    151,254        55,699
 Subscription Revenue                                14,912        21,930
                                                 ----------    ----------
  Total Revenues                                 $1,857,491    $  572,356
                                                 ----------    ----------
COST OF GOODS SOLD                                  648,201       228,807
                                                 ----------    ----------
GROSS PROFIT                                      1,209,290       343,549
                                                 ----------    ----------
OPERATING EXPENSES

 Salaries and wages                                 597,617       606,405
 Depreciation expense                                57,632        82,832
 General and administrative                         805,201       868,305
                                                 ----------    ----------
  Total Operating Expenses                        1,460,450     1,557,542
                                                 ----------    ----------
OPERATING LOSS                                     (251,160)   (1,213,993)

OTHER INCOME AND EXPENSES

 Interest expense                                  (219,194)     (346,355)
 Interest income                                         63             -
 Gain on settlement of debt (Note 7)                 16,128             -
                                                 ----------    ----------
  Total Other Income and Expenses                  (203,003)     (346,355)
                                                 ----------    ----------
NET LOSS                                        $  (454,163)  $(1,560,348)
                                                 ==========    ==========
BASIC LOSS PER SHARE (Note 1)                   $     (0.03)  $     (0.12)
                                                 ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              15,284,032    12,763,365
                                                 ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                      Deferred
                                Common Shares        Consulting  Accumulated
                               Shares      Amount       Fees        Deficit
Balance, March 31, 2001       12,383,959  $21,247,795  $(173,066)$(21,515,949)

Common stock issued for
conversion of debt at $0.25
per share                        100,000       25,000          -            -

Common stock issued for
conversion of warrants at
$0.75 per share                   67,025       50,269          -            -

Stock offering costs                   -      (49,599)         -            -

Common stock issued for
services at $0.75 per share        6,000        4,500          -            -

Common stock issued for cash
at $0.10 per share               250,000       25,000          -            -

Warrants issued in conjunction
with private placement
memorandum at $0.73 per warrant        -      191,634          -            -

Common stock issued for services
at $0.28 per share                20,000        5,600          -            -

Common stock issued for services
at $0.30 per share                15,000        4,500          -            -

Common stock issued as
consideration for notes payable
at $0.28 per share                20,000        5,600          -            -

Common stock issued for
conversion of payable at $0.63
per share                         75,538       47,774          -            -

Common stock issued as
consideration for notes payable
at $0.30 per share                15,000        4,500          -            -

Common stock issued for cash at
$0.10 per share                  250,000       25,000          -            -

Common stock issued as
consideration for notes payable
at $0.14 per share                59,000        8,430          -            -

Amortization of expenses prepaid
with common stock                      -            -    145,722            -

Net loss for the year ended
March 31, 2002                         -            -          -   (1,560,348)
                              ----------  ----------- ---------- ------------
Balance, March 31, 2002       13,261,522  $21,596,003 $  (27,344)$(23,076,297)
                              ----------  ----------- ---------- ------------

The accompanying notes are an integral part of these consolidated financial statements.

                PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Common Shares        Consulting  Accumulated
                               Shares      Amount       Fees        Deficit
Balance, March 31, 2002       13,261,522  $21,596,003 $  (27,344)$(23,076,297)

Common stock issued for
conversion of accounts
payable at $0.08 per share        50,000        4,250          -            -

Common stock issued for
conversion of accounts
payable at $0.30 per share        15,000        4,500          -            -

Common stock issued for
conversion of accounts
payable at $0.07 per share       248,417       17,389          -            -

Common stock issued for
prepaid services at $0.05
per share                        515,000       27,500    (27,500)           -

Common stock issued for
prepaid services at $0.07
per share                        100,000        7,000     (7,000)           -

Common stock issued for
services at $0.07 per share      157,500       11,025          -            -

Cancelled common stock
previously issued for
services that had not been
performed                        (20,000)           -          -            -

Common stock issued for
conversion of debt at $0.13
per share                        204,000       27,541          -            -

Common stock issued for
conversion of warrants at
$0.01 per share                    9,808           98          -            -

Common stock issued for
services at $0.16 per share      100,800       16,128          -            -

Common stock issued for
conversion of warrants at
$0.01 per share                   10,500          105          -            -

Common stock issued for
extension of debt, valued
at an average of $0.17 per
share                            233,250       41,353          -            -

Common stock issued for
services at $0.16 per share       78,125       12,500          -            -

Common stock issued for
conversion of warrants at $0.01
per share                         13,055          131          -            -
                              ----------  -----------  --------- ------------
Balance Forward               14,976,977  $21,765,523  $ (61,844)$(23,076,297)
                              ----------  -----------  --------- ------------

The accompanying notes are an integral part of these consolidated financial statements.

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Common Shares        Consulting  Accumulated
                               Shares      Amount       Fees        Deficit
Balance Forward               14,976,977  $21,765,523  $ (61,844)$(23,076,297)

Common stock issued for
conversion of warrants at
$0.01 per share                   10,500          105          -            -

Common stock issued for
prepaid services at $0.17
Per share                        304,500       51,765    (51,765)           -

Common stock issued for
conversion of accounts payable
at $0.07 per share               181,289       11,888          -            -

Common stock issued for
services at $0.095 per share      90,000        8,550          -            -

Common stock issued for
services at $0.095 per share     153,125       14,547          -            -

Common stock issued for
services at $0.095 per share     130,000       12,350          -            -

Common stock issued for
conversion of debt at $0.10
per share                      1,290,000      129,000          -            -

Common stock issued for
cash at $0.10 per share          670,000       67,000          -            -

Common stock issued for
conversion of warrants at
$0.01 per share                   25,910          259          -            -

Amortization of deferred
consulting expense                     -            -    113,609            -

Net loss for the year ended
March 31, 2003                         -            -          -     (454,163)
                              ----------  -----------  --------- ------------
Balance, March 31, 2003       17,832,301  $22,060,987  $       - $(23,530,460)
                              ==========  ===========  ========= ============

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows

                                                For the Years Ended
                                                     March 31,
                                                 2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $   (454,163)  $(1,560,348)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation                                        57,632        82,832
  Amortization of debt offering and extension costs   58,195        79,092
  Amortization of debt discount                       24,654       166,980
  Amortization of expenses prepaid with common
    stock                                            113,609       145,722
  Common stock issued for services                    75,100        33,130
  Gain on settlement of debt                         (16,128)            -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable           9,671      (330,783)
  (Increase) in prepaid expenses                    (103,662)            -
  (Increase) in inventories                           (2,073)            -
  Decrease in deposits                                 6,575             -
  Increase in accounts payable and
   accrued liabilities                                81,916       328,975
  Increase in interest payable                        11,652        36,729
  (Decrease) in commitments and contingencies              -        (1,938)
  Increase (decrease) in unearned revenue            (14,526)      367,230
                                                   ---------    ----------
   Net Cash Used by Operating Activities            (151,548)     (652,379)
                                                   ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                  -        (1,031)
                                                   ---------    ----------
   Net Cash Used by Investing Activities                   -        (1,031)
                                                   ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft               (36,669)        9,426
 Proceeds from related party notes                    27,000        89,500
 Payments to related party notes                     (20,000)      (60,750)
 Proceeds from notes payable                         680,866       717,500
 Payments on notes payable                          (546,263)      (65,831)
 Debt offering and extension costs                   (52,034)      (90,713)
 Proceeds from sales of common stock                 109,051        50,670
                                                   ---------    ----------
   Net Cash Provided by Financing Activities         161,951       649,802
                                                   ---------    ----------
INCREASE (DECREASE) IN CASH                           10,403        (3,608)

CASH AT BEGINNING OF YEAR                              1,046         4,654
                                                   ---------    ----------
CASH AT END OF YEAR                                $  11,449    $    1,046
                                                   =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)

                                                For the Years Ended
                                                     March 31,
                                                 2003             2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                  $   156,541      $         -
 Common stock issued for services               $    75,100      $    33,130
 Common stock issued as consideration for notes
  payable                                       $         -      $    18,530
 Common stock issued for conversion of accounts
  payable                                       $    38,027      $    72,774

Cash Paid For:

 Interest                                       $    94,057      $     2,145
 Income taxes                                   $         -      $         -

The accompanying notes are an integral part of these consolidated financial statements.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002

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

      c.  Revenue Recognition

      The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

       Lab Revenue

       The Company recognizes revenues relating to sales of the Academy of Engineering (AOE) and Edventures! labs as they are delivered to the customers. Binding purchase orders, typically from school districts, are recorded upon receipt as accounts receivable, with an offsetting amount recorded as unearned revenue. Revenue is only recognized once the product has been delivered to the customer and all other obligations have been met. All product inventory is purchased on a sale-by-sale basis, and is shipped directly from third-party suppliers to the end

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 2 -                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

       b.  Revenue Recognition (Continued)

       Lab Revenue (Continued)

       customer. Accordingly, all costs associated with the purchase of product inventory are also deferred until the product is delivered. As of March 31, 2003, the Company has recorded unearned revenues and deferred costs of $382,489 and $103,662, respectively.

       Licensing Revenue

       The Company recognizes revenues relating to the AOE lab and the Edventures! lab site licenses over the 1-year term of the license beginning when the physical lab equipment and the license has been delivered. Subsequent sales of AOE or Edventures! lab licenses are recorded on the sale of the license and recognized over a 1 year time period to revenue. Each lab license is for a period of 1 year from the date of the renewal.

       Subscription Revenue

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

       d. Reclassification

       Certain prior year balances have been reclassified to conform with the current year presentation.

       e. Provision for Income Taxes

       Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e. Provision for Income Taxes (Continued)

        Net deferred tax assets consist of the following components as of March 31, 2003, and 2002:

                                                    2003       2002
                                                ----------- -----------
       Deferred tax assets:
          NOL Carryover                         $ 3,012,800 $ 2,791,595

       Deferred tax liabilities:                          -           -

       Valuation allowance                       (3,012,800) (2,791,595)
                                                ----------- -----------
       Net deferred tax asset                   $         - $         -
                                                =========== ===========

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2003 and 2002 due to the following:

                                                    2003          2002
                                                ----------- ------------
       Book loss                                $  (177,124)$   (433,711)
       Stock for services/options expense            73,596            -
       Penalties                                     10,716            -
       Other                                         12,797            -
       Valuation allowance                           80,015      433,711
                                                ----------- ------------
                                                $         - $          -
                                                =========== ============

       At March 31, 2003, the Company had net operating loss carryforwards of approximately $7,725,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the March 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 2 -                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

       f. Debt Offering Costs

       Debt offering costs are related to private placements in 2001, and are being amortized on a straight line basis over the term of the related debt. Amortization expense related to these costs was
       $11,622 and $79,092 in 2003, and 2002, respectively.   These costs
       have been fully amortized as of March 31, 2003.

       g. Debt Extension Costs

       As the 2001 private placement units came due, the Company entered into debt extension agreements with most of the individual debt holders. Per the terms of the extension agreements, each unit, of $1,000 each, would be extended for one year in exchange for 500 shares of common stock. In total, 233,250 shares of common stock, valued at $41,353, were issued to extend $491,500 of debt. The Company also incurred administrative fees of $9,830 related to the extensions. The combined value of the common stock and administrative fees has been capitalized and amortized over the term of the one-year extensions. During the year ended March 31, 2003, the Company has amortized $46,573.

       h. Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted loss per share is equal to basic loss per share as the result of the antidilutive nature of the stock equivalents. The Company has excluded 3,940,082 potential common stock equivalents from the calculation of basic loss per share.

                                                For the Years Ended
                                                        March 31,
                                                 2003         2002

       Basic loss per share from operations:
       Numerator - loss                         $(454,163)$(1,560,348)
       Denominator - weighted average number
         of shares outstanding                 15,284,032  12,763,365
                                               ----------  ----------
       Loss per share                          $    (0.03) $    (0.12)
                                               ==========  ==========

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i. Newly Issued Accounting Pronouncements

        SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

       SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002

NOTE 2 -                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

       h. Newly Issued Accounting Pronouncements (Continued)

       commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

       SFAS No. 147 -- In October 2002, the FASB issued Statement No. 147
       "Acquisitions of Certain Financial Institutions   an amendment of
       FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS
       147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The Company does not expect that the adoption of SFAS 147 will have a material effect on its consolidated financial statements.

       SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

       SFAS No. 149   In April 2003, the FASB issued Statement of Financial
       Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 2 -                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

       h. Newly Issued Accounting Pronouncements (Continued)

       and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS 149 will have a material effect on the Company's consolidated financial statements.

       SFAS No. 150   In May 2003, the FASB issued  Statement  of  Financial
       Accounting Standards No 159 ("SFAS 150"), Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and existing at the beginning of the interim period of adoption. The Company does not expect that the adoption of SFAS 150 will have material effect on the Company's consolidated financial statements.


NOTE 3 -   FIXED ASSETS

       Computer equipment and education asset software have 5-year lives. Office equipment has a 7-year life. Depreciation is computed using the straight-line method. Assets and depreciation for the period are as follows:

                                                         March 31,
                                                           2003


        Computer equipment                             $ 343,093
        Office equipment                                  54,638
        Education assets and software                    278,885
        Accumulated depreciation                        (651,169)
                                                       ---------
            Total Fixed Assets                         $  25,447
                                                       =========

        Depreciation expense for the years ended March 31, 2003 and 2002 was $57,632 and $82,832, respectively.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


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

        During the year ended March 31, 2003, the Company received $698 in exchange for the conversion of 69,773 warrants into an equivalent number of common stock at $0.01 per share.

        During the year ended March 31, 2003, the Company issued 233,250 shares of common stock in exchange for one-year extension agreements related to the 2001 private placement. The share were valued at an average of $0.17 per share.

        During the year ended March 31, 2003, the Company sold 670,000 shares of common stock for $0.10 per share.

        During the year ended March 31, 2003, the Company issued 494,706 shares of common stock in exchange for accounts payable valued at $38,027.

        During the year ended March 31, 2003, the Company issued 1,494,000 shares of common stock in exchange for notes payable valued at $156,541.

        During the year ended March 31, 2003, the Company issued 1,629,050 shares of common stock in exchange for services valued at $161,365.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 5 -                                     NOTES PAYABLE - RELATED PARTIES

        Notes payable - related parties consisted of the following at March 31, 2003:

        Notes payable to the President bearing interest
         at 10% per annum, all unpaid principal and
         interest due on demand                                  $ 165,882
                                                                 ---------
            Total Notes Payable - Related Parties                $ 165,882
                                                                 =========

NOTE 6 - NOTES PAYABLE

       Notes payable consisted of the following at March 31, 2003:

       Notes payable related to private placement memorandum
        bearing interest at 8.00% per annum, with payments due
        April 6, 2002, through August 29, 2003.                  $ 398,500

       Notes payable to six unrelated individuals bearing interest at 8.0% to 11.2% per annum, with payment due within
        one year, unsecured                                         57,507

       Line of credit with a bank bearing interest at 13.99%
        per annum, unsecured                                        46,905

       Note payable to a bank bearing interest at 7.25%
        with payment due on June 15, 2003, guaranteed
        by directors                                                60,600

       Note payable to a company bearing no interest, with
        monthly payments of $750 until the note is paid-in-full,
        unsecured                                                   17,250

       Note payable to a company bearing interest at 7.0%
        per annum, due within one year, unsecured                      693

       Line of credit with a bank bearing interest at 7.0%
        per annum, past due, unsecured                              26,549

       Line of credit with a financing institution with varying
        interest charges, due periodically (generally monthly),
        secured by assets and specific receivables                 154,855
                                                                 ---------
               Total Notes Payable                               $ 762,859
                                                                 =========

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 7 - GAIN ON SETTLEMENT OF DEBT

       On June 18, 2002, the Company reached a settlement agreement with Key Bank (See Note 8) whereby the Company agreed to pay $20,000 in full satisfaction of a $28,308 debt, which included principal and interest of $25,208 and $3,100, respectively. The difference, of $8,308, was recorded as a gain on settlement of debt. The $20,000 obligation has been paid-in-full as of March 31, 2003.

       On March 3, 2003, the Company reached a settlement agreement with a company to settle a $25,820 debt in exchange for a new promissory note for $18,000. The promissory note does not accrue interest and is payable in monthly installments of $750 until the balance is paid-
       in-full.  As of March 31, 2003, one payment has been made   reducing
       the balance to $17,250.  See Note 6.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

       Operating Lease Obligation

       The Company leases its office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in March 2008.

       Minimum rental payments under the non-cancelable operating lease is as follows:

              Years ending
               March 31,                                  Amount

                  2004                                  $ 69,500
                  2005                                    75,500
                  2006                                    81,500
                  2007                                    87,500
                  2008                                    85,250
                                                        --------
           Total                                        $399,250
                                                        ========

       Rent expense was $74,132 and $71,848 for the years ended March 31, 2003 and 2002, respectively.

       Litigation

       Warren Black v. PCS - On January 18, 2002, Warren Black, a former independent contractor for the Company, filed a complaint against the Company alleging breach of contract. Mr. Black sought the return of certain software products that he claimed to have provided the Company during his employment, or their monetary equivalent, which he claimed to be $15,000. The Company settled this action in February 2003. Per the terms of the settlement agreement, the Company agreed to issue Mr. Black a $6,000 note in full satisfaction of his claim. The note is payable in quarterly installments of $1,500 and accrues
       interest at 8.0% per annum.   No payments have

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 8 - COMMITMENTS AND CONTINGENCIES

       Litigation (Continued)

       been made as of March 31, 2003, but the amount has been included in the Company's notes payable balance.

       Key Bank v. PCS and Maher - On March 26, 2002, Key Bank, filed a complaint against the Company seeking recovery of $25,208 and accrued interest alleged to be owed by the Company on a promissory note executed by the Company and guaranteed by Anthony A. Maher, the Company's President and CEO. The Company settled this claim on June 18, 2003, in exchange for $20,000 in cash. As of March 31, 2003, the settlement has been paid-in-full, and the difference, of $8,308, has been recorded as a gain on settlement of debt.


NOTE 9 -   GOING CONCERN

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


NOTE 10 - DILUTIVE INSTRUMENTS

       a.  Stock Options

       The Company has applied Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 10 - DILUTIVE INSTRUMENTS (Continued)

       a. Stock Options (Continued)

       FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84% to 163% percent for all years; risk-free interest rates of 3% to 6%, and expected lives of 3 to 10 years.

                                              For the Years Ended
                                                     March 31,
                                              2003          2002

        Net loss:
           As reported                        $(454,163) $(1,560,348)
           Pro Forma                           (609,146)  (1,780,940)

        Net loss per share:
           As reported                        $   (0.03) $     (0.12)
           Pro Forma                              (0.04)       (0.14)

        The Company has granted the following options as of March 31, 2003:

                             Date of   Exercise   Exercise  Amount
        Description           Grant     Number     Price   Exercised

        1) Officers/directors 4-20-00   600,000    $ 0.75         0
        2) Employee           6-01-00    45,000    $ 0.75         0
        3) Consultant         9-20-00   200,000    $ 0.50         0
        4) Employees          9-01-00   200,000    $ 0.75         0
        5) Director          10-01-00   200,000    $ 0.75         0
        6) Employee          01-05-01    25,000    $ 0.75         0
        7) Employee           6-15-01    25,000    $ 0.75         0
        8) Employee          10-24-01    50,000    $ 0.30         0
        9) Employee           12-1-01    24,230    $ 0.15         0
       10) Board Members     12-10-01 1,000,000    $ 0.30         0
       11) Board Members       6-3-02 1,000,000    $ 0.16         0
       12) Employees           7-1-02   335,000    $ 0.16         0
       13) Employees          7-15-02    15,000    $ 0.16         0
       14) Employees          8-15-02     5,000    $ 0.16         0
                                      ---------
                                      3,724,230
                                      =========

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 10 - DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)


                                      Risk-Free
                              Fair    Interest   Expected  Expected
        Description           Value     Rate       Life   Volatility

        1) Officers/directors $0.46     6.15%       3       91.32%
        2) Employee           $0.46     6.15%       3       92.82%
        3) Consultant         $0.42     6.15%       3       89.37%
        4) Employees          $0.52     6.21%       3       85.69%
        5) Director           $0.52     6.21%       3       84.39%
        6) Employee           $0.52     6.21%       3       84.39%
        7) Employee           $0.39     3.76%       3       76.69%
        8) Employee           $0.19     3.76%       3      100.52%
        9) Employee           $0.14     3.76%       3       99.80%
       10) Board Members      $0.20     5.69%      10       99.80%
       11) Board Members      $0.15     5.48%      10      128.91%
       12) Employees          $0.14     2.84%     3.5      157.77%
       13) Employees          $0.14     2.84%     3.5      152.96%
       14) Employees          $0.14     2.84%     3.5      163.77%

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

        On May 14, 2002, the Company authorized the issuance of 1,000,000 options to members of the board of directors. These options vested immediately and have an exercise price of $0.16 per share and are exercisable for ten years. All 1,000,000 of the options were granted on June 3, 2002. The options were determined to have a fair value of $0.15 per share using the Black-Scholes valuation model. The granting of these options had a $154,983 impact on the pro forma net income of for the Company.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002

NOTE 10 - DILUTIVE INSTRUMENTS (Continued)

        a.  Stock Options (Continued)

        On May 14, 2003, the Company also authorized the issuance of 500,000 options to employees. These options vest over three and one-half years and have an exercise price of $0.16 per share. The Company granted 355,000 of the options to employees during July and August of 2002. The options were determined to have a fair value of $0.14 per share using the Black-Scholes valuation model. As none of these options have vested as of March 31, 2003, their granting had no impact on the pro form net income of the Company.

        b.  Warrants

        During the year ended March 31, 2002, the Company issued warrants allowing the holders to purchase 263,607 shares of the Company's common stock. The warrants were issued in conjunction with the private placement memorandum and are exercisable at a price of $0.01 per share for two years. The fair value of the warrants, as determined by Black Scholes, was $191,634, and was recorded as debt discount. This discount has been fully amortized as of March 31, 2003.

        During the year ended March 31, 2003, 69,773 of these warrants were exercised and converted into an equivalent number of common shares in exchange for $698 in cash.

NOTE 11 - RELATED PARTY TRANSACTIONS

        During the year ended March 31, 2003, three members of the Company's board of directors acted as guarantors on a promissory note that provided the Company $60,600 in financing.

        During the years ended March 31, 2003, and 2002, the Company repaid of debt owed to officers of the Company of $20,000 and $60,750, respectively.

        During the years ended March 31, 2003, and 2002, the Company borrowed from the President of the Company $27,000 and $89,500, respectively.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 12 - SUBSEQUENT EVENTS

        Stock Issuances

        On May 8, 2003, the Company issued 35,000 shares of common stock to a note holder as payment of interest and late charges associated with a note that had been paid-in-full subsequent to year end. The shares were valued at $0.09 per share.

        On June 6, 2003, the Company issued 202,234 shares of common stock to the Company's President and CEO as payment for accrued interest on his outstanding note (See Note 5). The shares were valued at $0.09 per share.

        On June 6, 2003, the Company issued 11,111 shares to an employee as reimbursement for expenses incurred. The shares were valued at $0.09 per share.

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

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the name, address, age and position of each officer and director of the Company:


    Name                Age                      Position
    ----                ---                   --------

Anthony A. Maher        56                  Chairman of the Board,
                                            President, and
                                            Chief Executive Officer

Robert O. Grover        40                  Executive Vice President, Chief
                                            Technology Officer

Christina M. Vaughn     34                  Vice President, Chief Financial
                                            Officer

Donald J. Farley        52                  Secretary, Director

Roy M. Svee             76                  Treasurer, Director

Cecil D. Andrus         75                  Director

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

     Christina Vaughn was promoted to Vice President and CFO from Assistant CFO on May 1, 2002. She joined PCS in September 2000 after serving 8 years as an analyst for the local natural gas utility. She brings to PCS extensive knowledge of revenue, cash, and cost forecasting, asset/liability mitigation, managed reporting of commodities pricing as well as capital project analysis. She graduated, cum laude, May 1990 from the College of Idaho with a BBA in Finance, and from Atkinson Graduate School of Management/Willamette University with an MBA in May 1992.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of the Company's directors and executive officers will file their Form 3's Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission within three days of the filing of this Report.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Anthony A. 3/31/03 120,000   0     0      0     0      0    0
Maher      3/31/02 120,000   0     0      0     *      0    0
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

Options Grants in Last Fiscal Year

     There were grants of stock options made during the fiscal years ended March 31, 2003 and 2002 to our directors and executive officers and others. These options are described below under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item.

Compensation of Directors

     Each fiscal year, the Board of Directors sets the dollar amount for the compensation of outside directors for their services. Said compensation shall be in the form of freely tradable PCS common stock at its then bid price, or in the form of stock options to purchase PCS common stock at its then current bid price. For fiscal years 2002 and 2003, the Board of Directors set the amounts of $15,000 for each of said fiscal years.

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

Stock Option Plans and Other Incentive Compensation Plans

     PCS has not adopted any formal option plans or other incentive compensation plans as of the date of this report. We anticipate that our Board of Directors will, in the near future, adopt incentive compensation plans to provide reward and incentives to employees, directors and agents of PCS. PCS has granted the following options to officers, directors, employees and consultants:

                         Number         Date of   Exercise  Expiration
     Option Holder       Shares          Grant    Price       Date
     -------------       ------          -----    -----       ----

     Anthony A. Maher*   200,000        04/20/00  $.75      04/20/03
     Roy M. Svee*        200,000        04/20/00  $.75      04/20/03
     Donald J. Farley*   200,000        04/20/00  $.75      04/20/03
     Robert O. Grover*   200,000        10/01/00  $.75      10/01/03
     Christy Vaughn*     75,000         09/01/00  $.75      09/01/03
     David Chase         50,000         09/01/00  $.75      09/01/03
     Les Parish          50,000         02/05/00  $.75      02/05/03
     Richard Wright      50,000         09/01/00  $.75      09/01/03
     Laura Hosie         45,000         06/01/00  $.75      06/01/03
     Anita Ashcraft-Drake25,000         09/01/00  $.75      09/01/03
     Nathan Cook         25,000         01/05/01  $.75      01/05/04
     Consultant         200,000         09/20/00  $.50      09/20/03
     Bill Albert         25,000         06/15/01  $.75       6/15/04
     Frances Guiney      50,000         10/21/01  $.30      10/24/04
     Bill Albert          2,310         12/01/01  $.15      12/01/04
     Nathan Cook          1,155         12/01/01  $.15      12/01/04
     Robert O. Grover*    6,467         12/01/01  $.15      12/01/04
     Suzanne Haislip      3,696         12/01/01  $.15      12/01/04
     Christa Roesberry    1,442         12/01/01  $.15      12/01/04
     Anthony A. Maher*    9,160         12/01/01  $.15      12/01/04
     Donald J. Farley*  250,000         12/10/01  $.30      12/10/04
     Roy M. Svee*       250,000         12/10/01  $.30      12/10/04
     Anthony A. Maher*  400,000         12/10/01  $.30      12/10/04
     Cecil D. Andrus*   100,000         12/10/01  $.30      12/10/04
     Board Members*   1,000,000          6/03/02  $.16       6/03/12
     Suzanne Haislip     50,000          7/01/02  $.16       1/01/06
     Christina Vaughn*   50,000          7/01/02  $.16       1/01/06
     William Albert      75,000          7/01/02  $.16       1/01/06
     David Chase         35,000          7/01/02  $.16       1/01/06
     Joe Egusquiza       15,000          7/01/02  $.16       1/01/06
     Laura Baran         25,000          7/01/02  $.16       1/01/06
     Robert O. Grover*   75,000          7/01/02  $.16       1/01/06
     Christa Roesberry   10,000          7/01/02  $.16       1/01/06
     Nathan Cook         15,000          7/15/02  $.16       1/15/06
     Nic Perner           5,000          8/15/02  $.16       2/15/06

          * Denotes directors and executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth information concerning the beneficial ownership of PCS common stock as of June 25, 2003, by each director and executive officer, all directors and officers as a group, and each person known to PCS to beneficially own 5% or more of its outstanding common stock.

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned(1)              Owned(1)
     -------------------           ---------------              --------

     Anthony A. Maher                1,770,394(3)                  8.21%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Robert O. Grover                  590,000(4)                  2.74%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Roy M. Svee                       850,000(5)                  3.94%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Donald J. Farley                  981,000(6)                  4.55%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Cecil D. Andrus                   123,333                       (2)
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Christina M. Vaughn               150,000(7)                    (2)
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     All officers and Directors as a
     group                           4,464,727                    20.70%
     (6 persons)

     (1) Based upon 17,844,728 shares of common stock issued and outstanding as of June 25, 2003, including 3,724,230 shares that may be issued upon the exercise of currently exercisable options, for a total number of shares outstanding of 21,568,958, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

     (2) Less than one percent.

     (3) These shares include (i) 1,302,234 shares owned of record by Mr. Maher, (ii) 10,000 shares owned by Louise Maher, (iii) 9,500 shares which are beneficially owned by a family limited liability named Sullivan Maher for which Mr. Maher acts as a manager (iv) 35,000 shares owned by the Nick Maher foundation of which Mr. Maher is a trustee, (v) 4,500 shares owned by E.L. Sullivan which are voted by Mr. Maher pursuant to an irrevocable proxy, (vi) 9,160 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.15 per share and are exercisable through December 2004, and (vii) 400,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004.

     (4) These shares include (i) 315,000 shares owned of record by Mr. Grover, (ii) 200,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.75 per share and are exercisable through October 2003, and (iii) 75,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through December 31, 2005.

     (5) These shares include (i) 600,000 shares owned of record by Mr. Svee, and (ii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004.

     (6) These shares include (i) 722,000 shares owned of record by Mr. Farley, (ii) 9,000 shares in the name of Ryan Farley, and (iii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004.

     (7) These shares include (i) 75,000 shares which may be issued upon the exercise of currently exercisable stock options. These options are exercisable at $.75 per share and are exercisable through September 2003, and
(ii) 75,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through December 31, 2005.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the last two fiscal years ended March 31, 2003 and 2002, we have granted certain options to members of our management. See the heading "Stock Option Plans and Other Incentive Compensation Plans" of Item 10, above. In October, 200, we also issued 500,000 shares of our "restricted securities" to Anthony A. Maher, our President.

     During the year ended March 31, 2003, three members of the Company's board of directors acted as guarantors on a promissory note that provided the Company $60,600 in financing.

     During the years ended March 31, 2003, and 2002, the Company repaid of debt owed to the President of the Company of $20,000 and $60,750, respectively.

    During the years ended March 31, 2003, and 2002, the Company borrowed from the President of the Company $27,000 and $89,500, respectively.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.

     No Current Reports on Form 8-K of the Securities and Exchange Commission have been filed by the Company during the last quarter of its fiscal year ended March 31, 2003.


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

 99-1         906 Certification


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                                SIGNATURES

          In accordance with the requirements of the Act, the Registant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PCS EDVENTURES!.COM, INC.



Date: 7/10/03                            By/s/Anthony A. Maher
      -------------                      -------------------------------------
                                         Anthony A. Maher
                                         CEO, President and Chairman of the
                                         Board of Directors


Date: 7/10/03                            By/s/Christina M. Vaughn
      -------------                      -------------------------------------
                                         Christina M. Vaughn
                                         Vice President and CFO


Date: 7/10/03                            By/s/Donald J. Farley
      -------------                      -------------------------------------
                                         Donald J. Farley
                                         Secretary and Director


Date: 7/11/03                            By/s/Cecil D. Andrus
      -------------                      ------------------
                                         Cecil D. Andrus
                                         Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Anthony A. Maher, CEO, President and Chairman of the Board of Directors of PCS Edventures.com, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 7/10/03                            By/s/Anthony A. Maher
      -------------                      -------------------------------------
                                         Anthony A. Maher
                                         CEO, President and Chairman of the
                                         Board of Directors

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christina M. Vaughn, Vice President and CFO of PCS Edventures.com, Inc., (the "Registrant") certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 7/10/03                            By/s/Christina M. Vaughn
      -------------                      -------------------------------------
                                         Christina M. Vaughn
                                         Vice President and CFO