Form 10KSB/A
period 2003-03-31
PCS EDVENTURES COM INC
filed 2003-08-20
CIK 1122020

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB/A-1

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

                                18,080,646

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

Item 3.  Legal Proceedings.
         ------------------

Warren Black v. PCS.
--------------------

     On January 18, 2002, Warren Black, a former independent contractor for the Company, filed a complaint against the Company alleging breach of contract. Mr. Black seeks the return of certain software products that he claimed to have provided the Company during his employment, or their monetary equivalent, which he claims to be $15,000. The Company settled this action in February 2003. Per the terms of the settlement agreement, the Company agreed to issue Mr. Black a $6,000 note in full satisfaction of his claim. The note is payable in quarterly installments of $1,500 and accrues interest at 8.0% per annum. No payments have been made as of March 31, 2003, but the amount has been included in the Company's notes payable balance. As of June 30, 2003, the Company had made a $1,500 payment.

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

Item 7.  Financial Statements.
         ---------------------

                    PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY

           RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 13 to the financial statements, the Company issued options to purchase 499,998 shares of common stock to directors as payment for accrued director fees of $45,000. This issuance was mistakenly excluded from the Company's financial statements. Due to the nature of the transaction, the net result of the error is a reclassification between current liabilities and stockholders' equity (deficit). See Note 13.

/S/HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
June 26, 2003, except Notes 10, 11, 12 and 13, which are July 30, 2003

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

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,
                                                              2003
                                                           (Restated)
CURRENT LIABILITIES

     Bank overdraft                                       $     8,053
     Accounts payable                                         109,742
     Wages payable                                             30,603
     Payroll taxes payable                                    233,331
     Accrued interest                                          55,035
     Accrued expenses (Restated)                              170,328
     Unearned revenue (Note 2)                                382,489
     Notes payable - related parties (Note 5)                 165,882
     Notes payable (Note 6)                                   762,859
                                                          -----------
          Total Current Liabilities                         1,918,322
                                                          -----------
          Total Liabilities                                 1,918,322
                                                          -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized 50,000,000
      shares; 17,832,301 shares issued and outstanding
      (Restated)                                           22,150,987
     Accumulated deficit                                  (23,530,460)
                                                         ------------
          Total Stockholders' Equity (Deficit)             (1,424,473)
                                                         ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIT)                                      $    493,849
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

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                      Deferred
                                Common Shares        Consulting  Accumulated
                               Shares      Amount       Fees        Deficit
                                          (Restated)
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

                PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Common Shares        Consulting  Accumulated
                               Shares      Amount       Fees        Deficit
                                          (Restated)
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

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Common Shares        Consulting  Accumulated
                               Shares      Amount       Fees        Deficit
                                          (Restated)
Balance Forward               14,976,977  $21,765,523  $ (61,844)$(23,076,297)

Common stock issued for
conversion of warrants at
$0.01 per share                   10,500          105          -            -

Common stock issued for
prepaid services at $0.17
Per share                        304,500       51,765    (51,765)           -

Common stock issued for
conversion of accounts payable
at $0.07 per share               181,289       11,888          -            -

Options issued to Directors for
accrued Director's Fees
(Restated)                             -       45,000          -            -

Common stock issued for
services at $0.095 per share      90,000        8,550          -            -

Common stock issued for
services at $0.095 per share     153,125       14,547          -            -

Common stock issued for
services at $0.095 per share     130,000       12,350          -            -

Common stock issued for
conversion of debt at $0.10
per share                      1,290,000      129,000          -            -

Common stock issued for
cash at $0.10 per share          670,000       67,000          -            -

Common stock issued for
conversion of warrants at
$0.01 per share                   25,910          259          -            -

Amortization of deferred
consulting expense                     -            -    113,609            -

Net loss for the year ended
March 31, 2003                         -            -          -     (454,163)
                              ----------  -----------  --------- ------------
Balance, March 31, 2003       17,832,301  $22,105,987  $       - $(23,530,460)
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

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)

                                                For the Years Ended
                                                     March 31,
                                                 2003             2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                  $   156,541      $         -
 Common stock issued for services               $    75,100      $    33,130
 Common stock issued as consideration for notes
  payable                                       $         -      $    18,530
 Common stock issued for conversion of accounts
  payable                                       $    38,027      $    72,774
 Options issued to directors for accrued
  directors fees                                $    45,000      $         -

Cash Paid For:

 Interest                                       $    94,057      $     2,145
 Income taxes                                   $         -      $         -

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


NOTE 10 - DILUTIVE INSTRUMENTS

       a.  Stock Options

       The Company has applied Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

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

                                              For the Years Ended
                                                     March 31,
                                              2003          2002

        Net loss:
           As reported                        $(454,163) $(1,560,348)
           Pro Forma                           (653,702)  (1,780,940)

        Net loss per share:
           As reported                        $   (0.03) $     (0.12)
           Pro Forma                              (0.04)       (0.14)

        The Company has granted the following options as of March 31, 2003:

                             Date of   Exercise   Exercise  Amount
        Description           Grant     Number     Price   Exercised

        1) Officers/directors 4-20-00   600,000    $ 0.75         0
        2) Employee           6-01-00    45,000    $ 0.75         0
        3) Consultant         9-20-00   200,000    $ 0.50         0
        4) Employees          9-01-00   200,000    $ 0.75         0
        5) Director          10-01-00   200,000    $ 0.75         0
        6) Employee          01-05-01    25,000    $ 0.75         0
        7) Employee           6-15-01    25,000    $ 0.75         0
        8) Employee          10-24-01    50,000    $ 0.30         0
        9) Employee           12-1-01    24,230    $ 0.15         0
       10) Board Members     12-10-01 1,000,000    $ 0.30         0
       11) Board Members       6-3-02 1,000,000    $ 0.16         0
       12) Employees           7-1-02   335,000    $ 0.16         0
       13) Employees          7-15-02    15,000    $ 0.16         0
       14) Employees          8-15-02     5,000    $ 0.16         0
       15) Board Members     10-21-03   499,998    $ 0.09         0
                                      ---------
                                      4,224,228
                                      =========

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002


NOTE 10 - DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)


                                      Risk-Free
                              Fair    Interest   Expected  Expected
        Description           Value     Rate       Life   Volatility

        1) Officers/directors $0.46     6.15%       3       91.32%
        2) Employee           $0.46     6.15%       3       92.82%
        3) Consultant         $0.42     6.15%       3       89.37%
        4) Employees          $0.52     6.21%       3       85.69%
        5) Director           $0.52     6.21%       3       84.39%
        6) Employee           $0.52     6.21%       3       84.39%
        7) Employee           $0.39     3.76%       3       76.69%
        8) Employee           $0.19     3.76%       3      100.52%
        9) Employee           $0.14     3.76%       3       99.80%
       10) Board Members      $0.20     5.69%      10       99.80%
       11) Board Members      $0.15     5.48%      10      128.91%
       12) Employees          $0.14     2.84%     3.5      157.77%
       13) Employees          $0.14     2.84%     3.5      152.96%
       14) Employees          $0.14     2.84%     3.5      163.77%
       15) Board Members      $0.09     3.94%      10      158.83%

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

        On October 21, 2002, the Company authorized and issued 499,998 options to Board Members as payment for accrued directors fees. These options vested immediately and have an exercise price of $0.09 per share. The options were determined to have a fair value of $0.09 per share using the Black-Scholes valuation model. The granting of these options had a $44,556 impact on the pro forma net income of the Company.
        b.  Warrants

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

        On October 21, 2002, the Company authorized and issued options to purchase 499,998 shares of common stock to Board Members as payment for accrued directors fees totaling $45,000. These options vested immediately and have an exercise price of $0.09 per share. This payment covered all directors fees incurred for the year ended March 31, 2002. As of March 31, 2003 the Company still owes these directors $45,000 for services rendered during the year ended March 31, 2003.

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

        On May 15, 2003, the Company authorized and issued options to purchase 642,855 shares of common stock to Board Members as payment for accrued directors fees totaling $45,000. These options vested immediately and have an exercise price of $0.07 per share. This payment covered all directors fees incurred for the year ended March 31, 2003.

        On May 15, 2003, the Company authorized and issued options to purchase 250,000 shares of common stock to the Company's President and CEO. These options vested immediately and have an exercise price of $0.07 per share.

        On May 20, 2003, the Company authorized and issued options to purchase 100,000 shares of common stock to an employee. These options will vest over three years and have an exercise price of $0.07 per share.

        On June 6, 2003, the Company issued 202,234 shares of common stock to the Company's President and CEO as payment for accrued interest on his outstanding note (See Note 5). The shares were valued at $0.09 per share.

        On June 6, 2003, the Company issued 11,111 shares to an employee as reimbursement for expenses incurred. The shares were valued at $0.09 per share.

NOTE 13 - RESTATEMENT

        Subsequent to the issuance of the March 31, 2003 audited financial statements, the Company determined that options to purchase 499,998 shares of common stock issued to members of the Company's Board of Directors had not been appropriately disclosed or recorded. The options, which vest immediately and have an exercise price of $0.09 per share, were issued on October 21, 2002, as partial payment for accrued directors fees.

        The Company had previously authorized board compensation at a rate of $15,000 per year for each of the three board members. Full accruals for the board compensation have been made and had previously been reported at the full and unpaid amount. The issuance of the above-mentioned options was intended to compensate the three board members for one year of service, for a total of $45,000. As such, it was noted that the previously reported balance of the accrual as of March 31, 2003, was overstated by the same amount.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2003 and 2002

NOTE 13 - RESTATEMENT (Continued)

        The exercise price of the options was equivalent to the quoted trading price of the company's common stock on the date of issuance, and as such, the options were determined to have no intrinsic value. The Company has historically applied the provisions of APB Opinion 25 (See
        Note 10) to all issuance of options to purchase common stock. Accordingly, the issuance of these options would typically have no b balance sheet or income statement effect, but because the issuance of the options was to satisfy an outstanding obligation owed to the board members, and as the Company has no par common stock, the liability has been removed and the offsetting entry has been recorded as a $45,000 increase in the Company's common stock account. The pro-forma net income disclosure (at Note 10) has also been restated to reflect the issuance of the options.

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

Stock Option Plans and Other Incentive Compensation Plans

     PCS has not adopted any formal option plans or other incentive compensation plans as of the date of this report. We anticipate that our Board of Directors will, in the near future, adopt incentive compensation plans to provide reward and incentives to employees, directors and agents of PCS. PCS has granted the following options to officers, directors, employees and consultants:

                         Number         Date of   Exercise  Expiration
     Option Holder       Shares          Grant    Price       Date
     -------------       ------          -----    -----       ----

     Anthony A. Maher*   200,000        04/20/00  $.75      04/20/03
     Roy M. Svee*        200,000        04/20/00  $.75      04/20/03
     Donald J. Farley*   200,000        04/20/00  $.75      04/20/03
     Robert O. Grover*   200,000        10/01/00  $.75      10/01/03
     Christy Vaughn*     75,000         09/01/00  $.75      09/01/03
     David Chase         50,000         09/01/00  $.75      09/01/03
     Richard Wright      50,000         09/01/00  $.75      09/01/03
     Laura Hosie         45,000         06/01/00  $.75      06/01/03
     Anita Ashcraft-Drake25,000         09/01/00  $.75      09/01/03
     Nathan Cook         25,000         01/05/01  $.75      01/05/04
     Consultant         200,000         09/20/00  $.50      09/20/03
     Bill Albert         25,000         06/15/01  $.75       6/15/04
     Frances Guiney      50,000         10/21/01  $.30      10/24/04
     Bill Albert          2,310         12/01/01  $.15      12/01/04
     Nathan Cook          1,155         12/01/01  $.15      12/01/04
     Robert O. Grover*    6,467         12/01/01  $.15      12/01/04
     Suzanne Haislip      3,696         12/01/01  $.15      12/01/04
     Christa Roesberry    1,442         12/01/01  $.15      12/01/04
     Anthony A. Maher*    9,160         12/01/01  $.15      12/01/04
     Donald J. Farley*  250,000         12/10/01  $.30      12/10/04
     Roy M. Svee*       250,000         12/10/01  $.30      12/10/04
     Anthony A. Maher*  400,000         12/10/01  $.30      12/10/04
     Cecil D. Andrus*   100,000         12/10/01  $.30      12/10/04
     Board Members*   1,000,000          6/03/02  $.16       6/03/12
     Suzanne Haislip     50,000          7/01/02  $.16       1/01/06
     Christina Vaughn*   50,000          7/01/02  $.16       1/01/06
     William Albert      75,000          7/01/02  $.16       1/01/06
     David Chase         35,000          7/01/02  $.16       1/01/06
     Joe Egusquiza       15,000          7/01/02  $.16       1/01/06
     Laura Baran         25,000          7/01/02  $.16       1/01/06
     Robert O. Grover*   75,000          7/01/02  $.16       1/01/06
     Christa Roesberry   10,000          7/01/02  $.16       1/01/06
     Nathan Cook         15,000          7/15/02  $.16       1/15/06
     Nic Perner           5,000          8/15/02  $.16       2/15/06
     Board Members*     499,998         10/21/02  $.09
     Board Members*     642,855          5/15/03  $.07
     Anthony A. Maher*  250,000          5/15/03  $.07
     Employee           100,000          5/20/03  $.07

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

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned(1)              Owned(1)
     -------------------           ---------------              --------

     Anthony A. Maher                2,270,394(3)                 10.09%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Robert O. Grover                  596,467(4)                  2.65%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Roy M. Svee                     1,480,951(5)                  6.58%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Donald J. Farley                1,454,285(6)                  6.46%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Cecil D. Andrus                   687,618(7)                  3.06%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Christina M. Vaughn               125,000(8)                    (2)
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     All officers and Directors as a
     group                           6,614,715                    29.40%
     (6 persons)

     (1) Based upon 18,080,646 shares of common stock issued and outstanding as of June 25, 2003, including 4,224,228 shares that may be issued upon the exercise of currently exercisable options, and 193,834 warrants that may be converted into common stock, for a total number of shares outstanding of 22,498,708, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

     (2) Less than one percent.

     (3) These shares include (i) 1,302,234 shares owned of record by Mr. Maher, (ii) 10,000 shares owned by Louise Maher, (iii) 9,500 shares which are beneficially owned by a family limited liability named Sullivan Maher for which Mr. Maher acts as a manager (iv) 35,000 shares owned by the Nick Maher foundation of which Mr. Maher is a trustee, (v) 4,500 shares owned by E.L. Sullivan which are voted by Mr. Maher pursuant to an irrevocable proxy, (vi) 9,160 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.15 per share and are exercisable through December 2004, (vii) 400,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004,
(viii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through June 3, 2012, and (ix) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable through May 15, 2013.

     (4) These shares include (i) 315,000 shares owned of record by Mr. Grover, (ii) 200,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.75 per share and are exercisable through October 2003, (iii) 6,467 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.15 per share and are exercisable through December 1, 2004; and (iv) 75,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through December 31, 2005.

     (5) These shares include (i) 600,000 shares owned of record by Mr. Svee,
(ii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2011, (iii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through June 3, 2012,
(iv) 214,285 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 per share and are exercisable through May 15, 2013, and (v) 166,666 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.09 per share and are exercisable through September 6, 2012.

     (6) These shares include (i) 722,000 shares owned of record by Mr. Farley, (ii) 9,000 shares in the name of Ryan Farley, (iii) 9,000 shares in the name of Brandon Farley, (iv) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004, (v) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through June 3, 2012, and (vi) 214,285 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 per share and are exercisable through May 15, 2013.

     (7) These shares include (i) 123,333 shares owned of record by Mr. Andrus, (ii) 100,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004, (iii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through June 3, 2012, and (iv) 214,285 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 per share and are exercisable through May 15, 2013.

     (8) These shares include (i) 75,000 shares which may be issued upon the exercise of currently exercisable stock options. These options are exercisable at $.75 per share and are exercisable through September 2003, and
(ii) 50,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through December 31, 2005.

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

     During the years ended March 31, 2003, and 2002, the Company repaid debt owed to the President of the Company of $20,000 and $60,750, respectively.

     During the years ended March 31, 2003, and 2002, the Company borrowed from the President of the Company $27,000 and $89,500, respectively.

     On October 21, 2002, the Company authorized and issued options to purchase 499,998 shares of common stock to Board Members as payment for accrued directors fees totaling $45,000. These options vested immediately and have an exercise price of $.09 per share. This payment covered all directors fees incurred for the year ended March 31, 2002. As of March 31, 2003, the Company still owes these directors $45,000 for services rendered during the year ended March 31, 2003.

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


Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on SB-2, as        Parts I, II and III
amended.**

          (ii)

Exhibit
Number               Description
------               -----------
 21           Subsidiaries of the Company**

 31.1         302 Certification of Anthony A. Maher

 31.2         302 Certification of Christina M. Vaughn

 32           906 Certification


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

                                       PCS EDVENTURES!.COM, INC.



Date: 8/19/03                            By/s/Anthony A. Maher
      -------------                      -------------------------------------
                                         Anthony A. Maher
                                         CEO, President and Chairman of the
                                         Board of Directors


Date: 8/19/03                            By/s/Christina M. Vaughn
      -------------                      -------------------------------------
                                         Christina M. Vaughn
                                         Vice President and CFO


Date: 8/20/03                            By/s/Cecil D. Andrus
      -------------                      ------------------
                                         Cecil D. Andrus
                                         Director