Form 10QSB
period 2003-06-30
PCS EDVENTURES COM INC
filed 2003-08-20
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                                 18,080,646

                                June 30, 2003

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

                    PCS EDVENTURES!.COM, INC.

                         AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2003 and March 31, 2003

                    PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
                   Consolidated Balance Sheets

                              ASSETS

                                                  June 30,        March 31,
                                                   2003             2003
                                                (Unaudited)
CURRENT ASSETS

     Cash                                         $   30,041     $  11,449
     Accounts receivable                             380,500       345,333
     Inventory                                         2,835         2,073
     Deferred costs                                    3,762       103,662
     Debt extension costs, net                           161         5,460
                                                  ----------     ---------
          Total Current Assets                       417,299       467,977
                                                  ----------     ---------
FIXED ASSETS (NET)                                    11,039        25,447
                                                  ----------     ---------
OTHER ASSETS

     Deposits                                            425           425
                                                  ----------     ---------
          Total Other Assets                             425           425
                                                  ----------     ---------
          TOTAL ASSETS                            $  428,763     $ 493,849
                                                  ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   June 30,         March 31,
                                                    2003               2003
                                                 (Unaudited)
CURRENT LIABILITIES

     Bank overdraft                               $        -     $    8,053
     Accounts payable                                150,040        109,742
     Wages payable                                    37,520         30,603
     Payroll taxes payable                           247,522        233,331
     Accrued interest                                 35,210         55,035
     Accrued expenses                                137,751        170,328
     Unearned revenue                                374,389        382,489
     Notes payable - related parties                 165,882        165,882
     Notes payable                                   663,626        762,859
                                                  ----------     ----------
          Total Current Liabilities                1,811,940      1,918,322
                                                  ----------     ----------
          Total Liabilities                        1,811,940      1,918,322
                                                  ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value, authorized
      50,000,000 shares; 18,080,646 and
      17,832,301 shares issued and
      outstanding, respectively                   22,157,503     22,105,987
     Accumulated deficit                         (23,540,680)   (23,530,460)
                                                 -----------    -----------
          Total Stockholders' Equity (Deficit)    (1,383,177)    (1,424,473)
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                     $    428,763     $  493,849
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)

                                          For the Three Months Ended
                                                   June 30,
                                             2003              2002

REVENUE
  Lab Revenue                                $    449,126      $    1,030,031
  License Revenue                                  38,478              28,811
  Subscription Revenue                              3,750               3,794
                                             ------------      --------------
      Total Revenues                              491,354           1,062,636
                                             ------------      --------------
COST OF GOODS SOLD                                185,266             361,149
                                             ------------      --------------
GROSS PROFIT                                      306,088             701,487
                                             ------------      --------------
OPERATING EXPENSES

 Salaries and wages                               127,641             144,619
 Depreciation expense                              14,408              20,708
 General and administrative                       148,979             226,693
                                             ------------      --------------
  Total Operating Expenses                        291,028             392,020
                                             ------------      --------------
OPERATING INCOME (LOSS)                            15,060             309,467
                                             ------------      --------------
OTHER INCOME AND EXPENSES

 Interest expense                                 (25,280)            (79,719)
                                             ------------      --------------
  Total Other Income and Expenses                 (25,280)            (79,719)
                                             ------------      --------------
NET (LOSS) BEFORE INCOME TAXES                    (10,220)            229,748

INCOME TAX EXPENSE (BENEFIT)                            -                   -
                                             ------------      --------------
NET INCOME (LOSS)                            $    (10,220)     $      229,748
                                             ============      ==============
BASIC INCOME (LOSS) PER SHARE                $      (0.00)     $         0.02
                                             ============      ==============
DILUTED INCOME (LOSS) PER SHARE              $      (0.00)     $         0.01
                                             ============      ==============
WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING                      17,909,075          14,499,128
                                             ============      ==============
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING                     17,909,075          18,231,793
                                             ============      ==============

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

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                     Deferred
                                   Common Shares    Consulting   Accumulated
                              Shares        Amount      Fees       Deficit
Balance, March 31, 2002  13,261,522     $21,596,003 $   (27,344) $(23,076,297)

Common stock issued for
conversion of accounts
payable at $0.08 per
share (unaudited)            50,000           4,250           -             -

Common stock issued for
conversion of accounts
payable at $0.30 per
share (unaudited)            15,000           4,500           -             -

Common stock issued for
conversion of accounts
payable at $0.07 per
share (unaudited)           248,417          17,389           -             -

Common stock issued for
prepaid services at $0.05
per share (unaudited)       515,000          27,500     (27,500)            -

Common stock issued for
prepaid services at $0.07
per share (unaudited)       100,000           7,000      (7,000)            -

Common stock issued for
services at $0.07 per
share (unaudited)           157,500          11,025           -             -

Cancelled common stock
previously issued for
services that had not been
performed (unaudited)       (20,000)              -           -             -

Common stock issued for
conversion of debt at $0.13
per share (unaudited)       204,000          27,541           -             -

Common stock issued for
conversion of warrants at
$0.01 per share (unaudited)   9,808              98           -             -

Common stock issued for
services at $0.16 per share
(unaudited)                 100,800          16,128           -             -

Common stock issued for
conversion of warrants at
$0.01 per share (unaudited)  10,500             105           -             -

Common stock issued for
extension of debt, valued
at an average of $0.17 per
share (unaudited)           233,250          41,353           -             -

Common stock issued for
services at $0.16 per
share (unaudited)            78,125          12,500           -             -

Common stock issued for
conversion of warrants
at $0.01 per share           13,055             131           -             -
                         ----------   -------------   ---------  ------------
Balance Forward          14,976,977   $  21,765,523   $ (61,844) $(23,076,297)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                     Deferred
                                   Common Shares    Consulting   Accumulated
                              Shares        Amount      Fees       Deficit
Balance Forward          14,976,977   $  21,765,523   $ (61,844) $(23,076,297)

Common stock issued for
conversion of warrants at
$0.01 per share              10,500             105           -             -

Common stock issued for
prepaid services at $0.17
Per share                   304,500          51,765     (51,765)            -

Common stock issued for
conversion of accounts
payable at $0.07 per
share                       181,289          11,888           -             -

Options issued to
Directors for
accrued Director's Fees           -          45,000           -             -

Common stock issued for
services at $0.095 per
share                        90,000           8,550           -             -

Common stock issued for
services at $0.095 per
share                       153,125          14,547           -             -

Common stock issued for
services at $0.095 per
share                       130,000          12,350           -             -

Common stock issued for
conversion of debt at
$0.10 per share           1,290,000         129,000           -             -

Common stock issued for
cash at $0.10 per share     670,000          67,000           -             -

Common stock issued for
conversion of warrants at
$0.01 per share              25,910             259           -             -

Amortization of deferred
consulting expense                -               -     113,609             -

Net loss for the year ended
March 31, 2003                    -               -           -      (454,163)
                         ----------     -----------   ---------  ------------
Balance, March 31, 2003  17,832,301      22,105,987           -   (23,530,460)

Common stock issued for
conversion of debt and
interest at $0.09 per
share (unaudited)            35,000           3,150           -             -

Options issued for
accrued directors fees
(unaudited)                       -          27,143           -             -
                         ----------     -----------   ---------  ------------
Balance Forward          17,867,301     $22,136,280   $       -  $(23,530,460)
                         ----------     -----------   ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                     Deferred
                                   Common Shares    Consulting   Accumulated
                              Shares        Amount      Fees       Deficit
Balance Forward          17,867,301     $22,136,280   $       -  $(23,530,460)

Common stock issued for
conversion of accounts
payable at $0.09 per
share (unaudited)            11,111           1,000           -             -

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per
share (unaudited)           202,234          20,223           -             -

Net loss for the three
months ended June 30,
2003(unaudited)                   -               -           -       (10,220)
                         ----------     -----------   ---------  ------------
Balance, June 30, 2003   18,080,646     $22,157,503   $       -  $(23,540,680)
                         ==========     ===========   =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                      For the
                                                Three Months Ended
                                                       June 30
                                                 2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                             $  (10,220)  $    229,748
 Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  Depreciation                                     14,408         20,708
  Common stock issued for services                      -         27,153
  Common stock issued for debt extensions               -         41,353
  Amortization of debt discount                         -         22,648
  Amortization of debt offering and extension
  costs                                             5,299         18,015
  Amortization of deferred consulting costs             -         32,469
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable               (35,167)      (278,373)
  (Increase) decrease in prepaid expenses          99,900         (1,786)
  (Increase) in inventory                            (762)        (9,142)
  (Increase) in deposits                                -         (1,425)
  Increase (decrease) in accounts payable and
   accrued liabilities                             78,544        154,886
  Increase (decrease) in interest payable         (19,825)         6,285
  (Decrease) in unearned revenue                   (8,100)       (99,203)
                                                ---------    -----------
   Net Cash Provided by Operating
   Activities                                     124,077        163,336
                                                ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                    -              -
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 (Decrease) in cash overdraft                      (8,053)       (44,722)
 Payments to related parties                            -        (10,000)
 Payments on long term debt                      (164,811)      (351,617)
 Proceeds from long term debt                      67,379        340,614
 Debt extension costs                                   -        (50,982)
 Proceeds from common stock                             -            203
                                               ----------     ----------
   Net Cash Used by Financing
   Activities                                    (105,485)      (116,504)
                                               ----------     ----------
INCREASE IN CASH                                   18,592         46,832

CASH AT BEGINNING OF PERIOD                        11,449          1,046
                                               ----------     ----------
CASH AT END OF PERIOD                          $   30,041     $   47,878
                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                      For the
                                               Three Months Ended
                                                     June 30,
                                               2003                 2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                   $     23,373    $   27,541
 Common stock issued for services                $          -    $   27,153
 Common stock issued for payment on accounts
  Payable                                        $     28,143    $   26,139
 Common stock issued for debt extensions         $          -    $   41,353

Cash Paid For:

 Interest                                        $     16,367    $   28,485
 Income taxes                                    $          -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                  June 30, 2003 and March 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2 -   GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. The Company has expanded its product line to include three additional educational labs, which they believe will significantly boost future revenues. The Company also intends to continue offerings of its common stock to raise the capital necessary to cover operating costs not provided for by current revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish this plan and to eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DILUTIVE INSTRUMENTS

a.  Stock Options

The Company applied Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2003 and March 31, 2003


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

                                           For the Three Months Ended
                                                       June 30,
                                           2003              2002

        Net income (loss):
           As reported                     $   (10,220)    $  229,748
           Pro Forma                           (80,921)        74,766

        Net income (loss) per share:
           As reported                     $      (0.00)   $     0.02
           Pro Forma                              (0.01)         0.01


The Company has granted the following options as of June 30, 2003:

                       Date of   Exercise      Exercise     Amount
Description            Grant      Number      Price      Exercised
-----------            -------   --------      --------   ---------
1) Consultant            9-20-00   200,000  $  0.50           0
2) Employees             9-01-00   200,000  $  0.75           0
3) Director             10-01-00   200,000  $  0.75           0
4) Employee              1-05-01    25,000  $  0.75           0
5) Employee              6-15-01    25,000  $  0.75           0
6) Employee             10-24-01    50,000  $  0.30           0
7) Employee              12-1-01    24,230  $  0.15           0
8) Board Members        12-10-01 1,000,000  $  0.30           0
9) Board Members         6-03-02 1,000,000  $  0.16           0
10) Employees            7-01-02   335,000  $  0.16           0
11) Employees            7-15-02    15,000  $  0.16           0
12) Employees            8-15-02     5,000  $  0.16           0
13) Board Members       10-21-02   499,998  $  0.09           0
14) Board Members        5-15-03   892,855  $  0.07           0
15) Employee             5-20-03   100,000  $  0.07           0
                                 ---------
                                 4,572,083
                                 =========

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2003 and March 31, 2003


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

                                       Risk-Free
                            Fair       Interest      Expected       Expected
Description                 Value       Rate         Life          Volatility
-----------                 -----     ---------      --------      ----------
1) Consultant             $   0.42         6.15%             3         89.37%
2) Employees              $   0.52         6.21%             3         85.69%
3) Director               $   0.52         6.21%             3         84.39%
4) Employee               $   0.52         6.21%             3         84.39%
5) Employee               $   0.39         3.76%             3         76.69%
6) Employee               $   0.19         3.76%             3        100.52%
7) Employee               $   0.14         3.76%             3         99.80%
8) Board Members          $   0.20         5.69%            10         99.80%
9) Board Members          $   0.15         5.48%            10        128.91%
10) Employees             $   0.14         2.84%           3.5        157.77%
11) Employees             $   0.14         2.84%           3.5        152.96%
12) Employees             $   0.14         2.84%           3.3        163.78%
13) Board Members         $   0.09         3.94%            10        158.83%
14) Board Members         $   0.09         3.94%            10        151.61%
15) Employee              $   0.06         2.54              4        151.61%
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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2003 and March 31, 2002


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

a.      Stock Options (Continued)

On May 14, 2002, the Company also authorized the issuance of 500,000 options to employees. These options vest over three and one-half years and have an exercise price of $0.16 per share. The Company granted 355,000 of the options to employees during July and August of 2002. The options were determined to have a fair value of $0.14 per share using the Black-Scholes valuation model. As none of these options have vested as of March 31, 2003, their granting had no impact on the pro form net income of the Company.

On October 21, 2002, the Company authorized and issued 499,998 options to Board Members as payment for accrued directors fees. These options vested immediately and have an exercise price of $0.09 per share. The options were determined to have a fair value of $0.09 per share using the Black-Scholes valuation model. The granting of these options had a $44,556 impact on the pro forma net income of for the Company.

On May 15, 2003, the Company authorized and issued 892,855 options to Board Members as payment for accrued directors fees. These options vested immediately and have an exercise price of $0.07 per share. The options were determined to have a fair value of $0.09 per share using the Black-Scholes valuation model. The intrinsic value of the shares, of $0.02 per share or $17,857, was recorded as an offset to the accrued liability with the net balance being applied to equity. The granting of these options had a $61,545 impact on the pro forma net income of for the Company.

On May 20, 3003, the Company authorized and issued 100,000 options to an employee. These options vest over three years and have an exercise price of $0.07 per share. The options were determined to have a fair value of $0.06 per share using the Black-Scholes valuation model. The granting of these options had a $5,725 impact on the pro forma net income of for the Company.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Three months ended June 30, 2003, compared to three months ended June 30,
2002.
-----

         Revenues for the three month period ended June 30, 2003, decreased to $491,354 as compared to $1,062,636 for the three month period ended June 30, 2002. Revenues decreased due to decreased lab sales over the same period last year.

         General and administrative costs have decreased to $148,979 for the three month period ended June 30, 2003, as compared to $226,693 for the three month period ended June 30, 2002.

         Interest expense for the three month period ended June 30, 2003, decreased to $25,280 as compared to $79,719 for the three month period ended June 30, 2002.

         We had a net loss of $(10,220) for the three months ended June 30, 2003, as compared to a net income of $229,748 for the quarterly period ended June 30, 2002.

Liquidity and Capital Resources.
--------------------------------

          We had $30,041 in cash at June 30, 2003. Management believes that the cash received from delivered sales orders as well as continued private exempt offerings of our common stock, will be sufficient to meet our operating expenses.

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

     PCS's Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures as of August 18, 2003, and they have concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 18, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

Warren Black v. PCS.
--------------------

     On January 18, 2002, Warren Black, a former independent contractor for the Company, filed a complaint against the Company alleging breach of contract. Mr. Black seeks the return of certain software products that he claimed to have provided the Company during his employment, or their monetary equivalent, which he claims to be $15,000. The Company settled this action in February 2003. Per the terms of the settlement agreement, the Company agreed to issue Mr. Black a $6,000 note in full satisfaction of his claim. The note is payable in quarterly installments of $1,500 and accrues interest at 8.0% per annum. The Company made a payment of $1,500 as of June 30, 2003.

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------

Description                                Shares       Amount
-----------                                ------       ------
Common stock issued for conversion of
debt and interest at $0.09 per share       35,000      3,150.00

Common stock issued for conversion of
accounts payable at $0.09 per share        11,111      1,000.00

Common stock issued to related party for
conversion of accrued interest at $0.10
per share                                 202,234     20,223.00
                                          -------
                           Total          248,345

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

               32    906 Certifications

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

                                    PCS EDVENTURES.COM, INC.


Date: 8/19/03                       By:/s/Anthony A. Maher
     ---------                      -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 8/19/03                       By:/s/Christina M. Vaughn
     ---------                      -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer

Date: 8/19/03                       By:/s/Roy M. Svee
     ---------                      -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director