Form 10QSB
period 2003-09-30
PCS EDVENTURES COM INC
filed 2003-11-13
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                                 19,013,296

                             September 30, 2003

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

                    PCS EDVENTURES!.COM, INC.

                         AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

              September 30, 2003 and March 31, 2003

                    PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
                   Consolidated Balance Sheets

                              ASSETS

                                               September 30,      March 31,
                                                   2003             2003
                                                (Unaudited)
CURRENT ASSETS

     Cash                                         $   66,538     $  11,449
     Accounts receivable                             484,431       345,333
     Inventory                                             -         2,073
     Deferred costs                                   57,718       103,662
     Debt extension costs, net                             -         5,460
                                                  ----------     ---------
          Total Current Assets                       608,687       467,977
                                                  ----------     ---------
FIXED ASSETS (NET)                                         -        25,447
                                                  ----------     ---------
OTHER ASSETS

     Deposits                                            425           425
                                                  ----------     ---------
          Total Other Assets                             425           425
                                                  ----------     ---------
          TOTAL ASSETS                            $  609,112     $ 493,849
                                                  ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                September 30,       March 31,
                                                    2003               2003
                                                 (Unaudited)
CURRENT LIABILITIES

     Bank overdraft                               $        -     $    8,053
     Accounts payable                                160,376        109,742
     Wages payable                                    33,120         30,603
     Payroll taxes payable                           224,009        233,331
     Accrued interest                                 52,921         55,035
     Accrued expenses                                146,821        170,328
     Unearned revenue                                185,538        382,489
     Notes payable - related parties                 165,882        165,882
     Notes payable                                   735,187        762,859
                                                  ----------     ----------
          Total Current Liabilities                1,703,854      1,918,322
                                                  ----------     ----------
          Total Liabilities                        1,703,854      1,918,322
                                                  ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, no par value, authorized
      10,000,000 shares; 10,000 and -0- issued
      and outstanding, respectively.                  12,684              -
     Common stock, no par value, authorized
      40,000,000 shares; 19,832,301 and
      17,832,301 shares issued and
      outstanding, respectively                   22,280,121     22,105,987
     Accumulated deficit                         (23,387,547)   (23,530,460)
                                                 -----------    -----------
          Total Stockholders' Equity (Deficit)    (1,094,742)    (1,424,473)
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                     $    609,112     $  493,849
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Six Months Ended
                              September 30,               September 30,
                            2003           2002      2003           2002
REVENUE
  Lab Revenue             $   659,091    $   252,521  $ 1,108,217 $ 1,282,551
  License Revenue              35,613         48,020       74,091      76,831
  Subscription Revenue          4,199          3,760        7,949       7,555
                          -----------    -----------  ----------- -----------
      Total Revenues          698,903        304,301    1,190,257   1,366,937
                          -----------    -----------  ----------- -----------
COST OF GOODS SOLD            174,237        157,375      359,503     518,524
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  524,666        146,926      830,754     848,413
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

 Salaries and wages           104,897        123,235      232,538     267,854
 Depreciation expense          11,039          8,108       25,447      28,816
 General and administrative   206,322        309,246      355,301     535,939
                          -----------    -----------  ----------- -----------
  Total Operating Expenses    322,258        440,589      613,286     832,609
                          -----------    -----------  ----------- -----------
OPERATING INCOME (LOSS)       202,408       (293,663)     217,468      15,804
                          -----------    -----------  ----------- -----------
OTHER INCOME AND EXPENSES

 Gain on extinguishment of
  debt                              -         17,908            -      17,908
 Interest expense             (46,591)       (55,615)     (71,871)   (135,334)
                          -----------    -----------  ----------- -----------
  Total Other Income and
  Expenses                    (46,591)       (37,707)     (71,871)   (117,426)
                          -----------    -----------  ----------- -----------
INCOME (LOSS) BEFORE
INCOME TAXES                  155,817       (331,370)     145,597    (101,622)

INCOME TAX EXPENSE                  -              -            -           -
                          -----------    -----------  ----------- -----------
NET INCOME (LOSS)         $   155,817    $  (331,370) $   145,597 $  (101,622)
                          -----------    -----------  ----------- -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Six Months Ended
                              September 30,               September 30,
                            2003           2002      2003           2002
NET INCOME (LOSS)         $   155,817    $  (331,370) $   145,597 $  (101,622)

Accretion of preferred
 stock discount                (2,500)             -       (2,500)          -

Pro-rata preferred stock
non-cash dividend                (184)             -         (184)          -
                          -----------    -----------  ----------- -----------
NET INCOME AVAILABLE
 (LOSS ATTRIBUTABLE)
 TO COMMON
 SHAREHOLDERS             $   153,133    $  (331,370) $   142,913 $  (101,622)
                          ===========    ===========  =========== ===========

BASIC INCOME (LOSS)
 PER SHARE                $      0.01    $     (0.02) $      0.01 $     (0.01)
                          ===========    ===========  =========== ===========
DILUTED INCOME (LOSS)
 PER SHARE                $      0.01                 $      0.01
                          ===========                 ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        22,311,724     15,170,533   18,072,861  14,835,665
                          ===========    ===========  =========== ===========
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING 27,028,082                  22,368,079
                          ===========                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)
                                   Common Shares           Preferred Shares
                              Shares        Amount      Shares       Amount
Balance, March 31, 2002  13,261,522     $21,596,003 $          - $        -

Common stock issued for
conversion of accounts
payable at $0.08 per
share                        50,000           4,250           -             -

Common stock issued for
conversion of accounts
payable at $0.30 per
share                        15,000           4,500           -             -

Common stock issued for
conversion of accounts
payable at $0.07 per
share                       248,417          17,389           -             -

Common stock issued for
prepaid services at $0.05
per share                   515,000          27,500           -             -

Common stock issued for
prepaid services at $0.07
per share                   100,000           7,000           -             -

Common stock issued for
services at $0.07 per
share                       157,500          11,025           -             -

Cancelled common stock
previously issued for
services that had not been
performed                   (20,000)              -           -             -

Common stock issued for
conversion of debt at $0.13
per share                   204,000          27,541           -             -

Common stock issued for
conversion of warrants at
$0.01 per share               9,808              98           -             -

Common stock issued for
services at $0.16 per share 100,800          16,128           -             -
                         ----------   -------------   ---------  ------------
Balance Forward          14,642,047   $  21,711,434   $       -  $          -

[CONTINUED]

                                             Deferred
                                            Consulting   Accumulated
                                                Fees       Deficit
Balance, March 31, 2002                    $   (27,344) $(23,076,297)

Common stock issued for
conversion of accounts
payable at $0.08 per
share                                                -             -

Common stock issued for
conversion of accounts
payable at $0.30 per
share                                                -             -

Common stock issued for
conversion of accounts
payable at $0.07 per
share                                                -             -

Common stock issued for
prepaid services at $0.05
per share                                      (27,500)            -

Common stock issued for
prepaid services at $0.07
per share                                       (7,000)            -

Common stock issued for
services at $0.07 per
share                                                -             -

Cancelled common stock
previously issued for
services that had not been
performed                                            -             -

Common stock issued for
conversion of debt at $0.13
per share                                            -             -

Common stock issued for
conversion of warrants at
$0.01 per share                                      -             -

Common stock issued for
services at $0.16 per share                          -             -
                                             ---------  ------------
Balance Forward                              $ (61,844) $(23,076,297)

The accompanying notes are an integral part of these consolidated financial statements.
                                 6

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                              Shares        Amount      Shares       Amount
Balance Forward          14,642,047   $  21,711,434   $       -  $          -

Common stock issued for
conversion of warrants at
$0.01 per share              10,500             105           -             -

Common stock issued for
extension of debt, valued at
an average of $0.17 per
share                       233,250          41,353           -             -

Common stock issued for
services at $0.16 per share  78,125          12,500           -             -

Common stock issued for
conversion of warrants at
$0.01 per share              13,055             131           -             -

Common stock issued for
conversion of warrants at
$0.01 per share              10,500             105           -             -

Common stock issued for
prepaid services at $0.17
Per share                   304,500          51,765           -             -

Common stock issued for
conversion of accounts
payable at $0.07 per
share                       181,289          11,888           -             -

Options issued to
Directors for
accrued Director's Fees           -          45,000           -             -

Common stock issued for
services at $0.095 per
share                        90,000           8,550           -             -

Common stock issued for
services at $0.095 per
share                       153,125          14,547           -             -
                        -----------   -------------   ---------  ------------
Balance Forward          15,716,391   $  21,897,378   $       -  $          -
                        -----------   -------------   ---------  ------------

[CONTINUED]

                                             Deferred
                                            Consulting   Accumulated
                                                Fees       Deficit
Balance Forward                              $ (61,844) $(23,076,297)

Common stock issued for
conversion of warrants at
$0.01 per share                                      -             -

Common stock issued for
extension of debt, valued at
an average of $0.17 per
share                                                -             -

Common stock issued for
services at $0.16 per share                          -             -

Common stock issued for
conversion of warrants at
$0.01 per share                                      -             -

Common stock issued for
conversion of warrants at
$0.01 per share                                      -             -

Common stock issued for
prepaid services at $0.17
Per share                                      (51,765)            -
 -

Common stock issued for
conversion of accounts
payable at $0.07 per
share                                                -             -

Options issued to
Directors for
accrued Director's Fees                              -             -

Common stock issued for
services at $0.095 per
share                                                -             -

Common stock issued for
services at $0.095 per
share                                                -             -
                                             ---------  ------------
Balance forward                              $(113,609) $(23,076,297)

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                              Shares        Amount      Shares       Amount
Balance Forward          15,716,391   $  21,897,378   $       -  $          -

Common stock issued for
services at $0.095 per
share                       130,000          12,350           -             -

Common stock issued for
conversion of debt at
$0.10 per share           1,290,000         129,000           -             -

Common stock issued for
cash at $0.10 per share     670,000          67,000           -             -

Common stock issued for
conversion of warrants
at $0.01 per share           25,910             259           -             -

Amortization of deferred
consulting expense                -               -           -             -

Net loss for the year
ended March 31, 2003              -               -           -             -
                        -----------   -------------   ---------  ------------
Balance, March 31, 2003  17,832,301      22,105,987           -             -

Common stock issued for
extinguishment of debt and
interest at $0.09 per
share (unaudited)            35,000           3,150           -             -

Options issued for
accrued directors fees
(unaudited)                       -          27,143           -             -

Common stock issued for
conversion of accounts
payable at $0.09 per
share (unaudited)            11,111           1,000           -             -
                         ----------     -----------   ---------  ------------
Balance Forward          17,878,412     $22,137,280           -  $          -
                         ----------     -----------   ---------  ------------

[CONTINUED]

                                             Deferred
                                            Consulting   Accumulated
                                                Fees       Deficit
Balance Forward                              $(113,609) $(23,076,297)

Common stock issued for
services at $0.095 per
share                                                -             -

Common stock issued for
conversion of debt at
$0.10 per share                                      -             -

Common stock issued for
cash at $0.10 per share                              -             -

Common stock issued for
conversion of warrants
at $0.01 per share                                   -             -

Amortization of deferred
consulting expense                             113,609             -

Net loss for the year
ended March 31, 2003                                 -      (454,163)
                                             ---------  ------------
Balance, March 31, 2003                              -   (23,530,460)

Common stock issued for
extinquishment of debt and
interest at $0.09 per
share (unaudited)                                    -             -

Options issued for
accrued directors fees
(unaudited)                                          -             -

Common stock issued for
conversion of accounts
payable at $0.09 per
share (unaudited)                                    -             -
                                             ---------  ------------
Balance forward                              $       -  $(23,530,460)
                                             ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                              Shares        Amount      Shares       Amount
Balance Forward          17,878,412     $22,137,280           -  $          -

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per
share (unaudited)           202,234          20,223           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share (unaudited)            19,050             191           -             -

Repriced options issued
below market value
(unaudited)                       -          13,500           -             -

Options issued below
market value (unaudited)          -          18,607           -             -

Preferred stock issued
for conversion of debt
at $1.00 per share
(unaudited)                       -               -       5,000         5,000

Preferred stock issued
for cash at $1.00 per
share (unaudited)                 -               -       5,000         5,000

Discount on preferred
stock (unaudited)                 -               -           -         2,500

Common stock issued for
extension of debt at
$0.10 per share (unaudited)  57,600           5,760           -             -

Common stock issued for
conversion of
debt at $0.10 per share
(unaudited)                 150,000          15,000           -             -

Common stock issued for
cash at $0.01 per share
(unaudited)                 150,000          15,000           -             -
                        -----------   -------------   ---------   -----------
Balance forward          18,457,296   $  22,225,561   $  10,000   $    12,500
                        -----------   -------------   ---------   -----------

[CONTINUED]

                                             Deferred
                                            Consulting   Accumulated
                                                Fees       Deficit
Balance forward                              $       -  $(23,530,460)

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per
share (unaudited)                                    -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share (unaudited)                                    -             -

Repriced options issued
below market value
(unaudited)                                          -             -

Options issued below
market value (unaudited)                             -             -

Preferred stock issued
for conversion of debt
at $1.00 per share
(unaudited)                                          -             -

Preferred stock issued
for cash at $1.00 per
share (unaudited)                                    -             -

Discount on preferred
stock (unaudited)                                    -        (2,500)

Common stock issued for
extension of debt at
$0.10 per share (unaudited)                          -             -

Common stock issued for
conversion of
debt at $0.10 per share
(unaudited)                                          -             -

Common stock issued for
cash at $0.01 per share
(unaudited)                                          -             -
                                             ---------   -----------
Balance forward                              $          $(23,532,960)
                                             ---------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                              Shares        Amount      Shares       Amount
Balance forward          18,457,296   $  22,225,561   $  10,000   $    12,500

Common stock issued for
the conversion of
warrants at $0.01 per
share (unaudited)             6,000              60           -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                 550,000          55,000           -             -

Revaluation of repriced
and outstanding options
(unaudited)                       -            (500)          -             -

Pro-rata cumulative non-cash
preferred stock dividend
(unaudited)                       -               -           -           184

Net income for the nine
months ended September 30,
2003(unaudited)                   -               -           -             -
                         ----------     -----------   ---------  ------------
Balance, September 30,
2003                     19,013,296     $22,280,121      10,000  $     12,684
                         ==========     ===========   =========  ============

[CONTINUED]

                                             Deferred
                                            Consulting   Accumulated
                                                Fees       Deficit
Balance forward                              $          $(23,532,960)

Common stock issued for
the conversion of
warrants at $0.01 per
share (unaudited)                                    -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                                          -             -

Revaluation of repriced
and outstanding options
(unaudited)                                          -             -

Pro-rata cumulative non-cash
preferred stock dividend
(unaudited)                                          -          (184)

Net income for the nine
months ended September 30,
2003(unaudited)                                      -       145,597
                                             ---------  ------------
Balance, September 30,
2003                                                 -  $(23,387,547)
                                             =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                      For the
                                                 Six Months Ended
                                                    September 30,
                                                 2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                             $  145,597   $   (101,622)
 Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  Depreciation                                     25,447         28,816
  Common stock issued for services                      -         56,908
  Common stock issued for debt extensions           5,760         41,353
  Options issued below market value                31,607              -
  Amortization of debt discount                         -         24,654
  Amortization of debt offering and extension
  costs                                             5,460         32,250
  Amortization of deferred consulting fees              -         66,565
  Gain on extinguishment of debt                        -        (17,908)
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable     (139,098)        82,618
  (Increase) decrease in prepaid expenses and
    deferred costs                                 45,944           (403)
  (Increase) decrease in inventory                  2,073           (794)
  (Increase) in deposits                                -        (16,347)
  Increase in accounts payable and
   accrued liabilities                             70,037        113,395
  Increase (decrease) in interest payable          (2,114)        21,819
  (Decrease) in unearned revenue                 (196,951)      (103,524)
                                                ---------    -----------
   Net Cash Provided (Used) by Operating
   Activities                                      (6,238)       227,780
                                                ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                    -              -
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 (Decrease) in cash overdraft                      (8,053)       (44,722)
 Proceeds from related parties                          -         27,000
 Payments to related parties                            -        (20,000)
 Payments on debt                                (306,837)      (449,990)
 Proceeds from debt                               300,966        340,614
 Debt extension costs                                   -        (52,033)
 Proceeds from sales of common stock               70,251            445
 Proceeds from sales of preferred stock             5,000              -
                                               ----------     ----------
   Net Cash Used by Financing
   Activities                                      61,327       (198,656)
                                               ----------     ----------
INCREASE IN CASH                                   55,089         29,094

CASH AT BEGINNING OF PERIOD                        11,449          1,046
                                               ----------     ----------
CASH AT END OF PERIOD                          $   66,538     $   30,140
                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                      For the
                                                Six Months Ended
                                                  September 30,
                                               2003                 2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                   $     38,373    $   25,000
 Common stock issued for services                $          -    $   56,908
 Common stock issued for payment on accounts
  Payable                                        $     28,143    $        -
 Common stock issued for debt extensions         $      5,760    $        -
 Preferred stock issued for conversion of notes
  Payable                                        $      5,000    $        -

Cash Paid For:

 Interest                                        $     40,676    $   27,098
 Income taxes                                    $          -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
              September 30, 2003 and March 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
              September 30, 2003 and March 31, 2003

NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84% to 163% percent for all years; risk-free interest rates of 2% to 6%, and expected lives of 3 to 10 years.

                                           For the Six Months Ended
                                                September 30,
                                           2003              2002

        Net income (loss):
           As reported                     $   145,597     $ (101,622)
           Pro Forma                            31,301       (256,604)

        Net income (loss) per share:
           As reported                     $      0.01     $    (0.01)
           Pro Forma                       $      0.00     $    (0.02)

The Company has granted the following options as of September 30, 2003:

                       Date of   Exercise      Exercise     Amount
Description            Grant      Number      Price      Exercised
-----------            -------   --------      --------   ---------
1) Consultant            9-20-00   200,000  $  0.50           0
2) Employees             9-01-00    25,000  $  0.75           0
3) Director              1-05-01    25,000  $  0.75           0
4) Employee             10-24-01    50,000  $  0.30           0
5) Employee              12-1-01    24,230  $  0.15           0
6) Board Members        12-10-01 1,000,000  $  0.30           0
7) Board Members         6-03-02 1,000,000  $  0.16           0
8) Employees             7-01-02   335,000  $  0.16           0
9) Employee              7-15-02    15,000  $  0.16           0
10) Employees            8-15-02     5,000  $  0.16           0
11) Board Members       10-21-02   499,998  $  0.09           0
12) Board Members        5-15-03   892,855  $  0.07           0
13) Employee             5-20-03   100,000  $  0.07           0
14) Director             7-15-03   200,000  $  0.10           0
15) Employee             7-15-03    50,000  $  0.10           0
16) Employee             7-25-03    25,000  $  0.10           0
17) Employee             7-25-03    25,000  $  0.10           0
18) Employee             9-01-03    50,000  $  0.12           0
19) Employee             9-05-03   150,000  $  0.07           0
                                 ---------
                                 4,672,083
                                 =========

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
              September 30, 2003 and March 31, 2003


NOTE 3 -                           DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

                                       Risk-Free
                            Fair       Interest      Expected       Expected
Description                 Value       Rate         Life          Volatility
-----------                 -----     ---------      --------      ----------
1) Consultant             $   0.42         6.15%             3         89.37%
2) Employees              $   0.52         6.21%             3         85.69%
3) Employees              $   0.52         6.21%             3         84.39%
4) Employees              $   0.19         3.76%             3        100.52%
5) Employee               $   0.14         3.76%             3         99.80%
6) Board Members          $   0.20         3.76%            10         99.80%
7) Board Members          $   0.15         5.69%            10        128.90%
8) Employee               $   0.14         5.48%           3.5        157.77%
9) Employee               $   0.14         2.84%           3.5        152.96%
10) Employee              $   0.14         2.84%           3.3        163.77%
11) Board Members         $   0.09         2.84%            10        158.83%
12) Board Members         $   0.09         3.94%            10        151.61%
13) Employee              $   0.06         2.54%             4        151.61%
14) Director              $   0.11         2.54%             4        156.24%
15) Employee              $   0.11         2.81%             4        156.24%
16) Employee              $   0.12         2.81%             4        156.24%
17) Employee              $   0.12         2.81%             4        156.24%
18) Employee              $   0.11         3.63%             6        152.03%
19) Employee              $   0.11         2.81%             4        152.03%


On May 14, 2002, the Company authorized the issuance of 1,000,000 options to members of the board of directors. These options vested immediately and have an exercise price of $0.16 per share and are exercisable for ten years. All 1,000,000 of the options were granted on September 3, 2002. The options were determined to have a fair value of $0.15 per share using the Black-Scholes valuation model.

On May 14, 2002, the Company authorized the issuance of 500,000 options to employees. These options vest over three and one-half years and have an exercise price of $0.16 per share. The Company granted 355,000 of the options to employees during July and August of 2002. The options were determined to have a fair value of $0.14 per share using the Black-Scholes valuation model.

On October 21, 2002, the Company authorized and issued 499,998 options to Board Members as payment for accrued directors fees. These options vested immediately and have an exercise price of $0.09 per share. The options were determined to have a fair value of $0.09 per share using the Black-Scholes valuation model.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
              September 30, 2003 and March 31, 2002


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

On May 20, 2003, the Company authorized and issued 100,000 options to an employee. These options vest over three years and have an exercise price of $0.07 per share. The options were determined to have a fair value of $0.06 per share using the Black-Scholes valuation model. The granting of these options had a $5,725 impact on the pro forma net income of for the Company.

On July 15, 2003, the Company authorized and issued 200,000 and 50,000 options to a director and an employee, respectively, as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.10 per share. The options were initially determined to have an intrinsic value of $0.02 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $5,000 of current period expense and recorded a $26,949 decrease in pro-forma net income. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25: Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As the intrinsic value of the options remained unchanged as of the date of revaluation, there was no change to the recorded expense related to the options. The Black-Scholes value of the shares decreased by $264, and as such, the pro-forma effect of the options was reduced to $26,685.

On July 25, 2003, the Company authorized and issued 25,000 options to an employee as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.10 per share. The options were initially determined to have an intrinsic value of $0.03 per share and a fair value of $0.12 per share using the Black-Scholes valuation model. As such, the Company recognized $750 of current period expense and recorded a $2,933 decrease in pro-forma net income. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25:
Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As a result of the revaluation, there was a $250 decrease in the intrinsic value of the options and a corresponding decrease in the recorded expense.
The Black-Scholes value of the shares decreased by $264, and as such, the pro-forma effect of the options was reduced to $2,669.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
              September 30, 2003 and March 31, 2002


NOTE 3 -             DILUTIVE INSTRUMENTS (Continued)

a.      Stock Options (Continued)

On July 25, 2003, the Company authorized and issued 25,000 options to an employee. These options vest over three years and have an exercise price of $0.10 per share. The options were initially determined to have an intrinsic value of $0.03 per share and a fair value of $0.12 per share using the Black-Scholes valuation model. As such, the Company recognized $750 of current period expense and recorded a $2,933 decrease in pro-forma net income.

On September 1, 2003, the Company authorized and issued 50,000 options to an employee as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.12 per share. The options were initially determined to have an intrinsic value of $0.005 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $250 of current period expense and recorded a $5,269 decrease in pro-forma net income. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25:
Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As the intrinsic value of the options remained unchanged as of the date of revaluation, there was no change to the recorded expense related to the options. The Black-Scholes value of the shares increased by $3, and as such, the pro-forma effect of the options was increased to $5,272.

On September 5, 2003, the Company authorized and issued 150,000 options to an employee as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.07 per share. The options were initially determined to have an intrinsic value of $0.05 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $7,500 of current period expense and recorded a $16,356 decrease in pro-forma net income. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25:
Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As the intrinsic value and the Black-Scholes value of the options remained unchanged as of the date of revaluation, there was no change to the recorded expense or pro-forma effect of the options.

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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
              September 30, 2003 and March 31, 2002


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

        b.  Warrants (Continued)

During the year ended March 31, 2003, 69,773 of these warrants were exercised and converted into an equivalent number of common shares in exchange for $698 in cash.

During the six months ended September 30, 2003, an additional 25,050 of the private placement warrants were exercised in exchange for $250 in cash.

NOTE 4 - SIGNIFICANT EVENTS

Common Stock

On September 4, 2003, the Company amended its articles of incorporation to decrease the authorized number of common shares for 50,000,000 to 40,000,000.

Preferred Stock

On September 4, 2003, the Company amended its articles of incorporation to establish a preferred class of stock. Under the amendment, 10,000,000 shares of the preferred stock have been authorized. The preferred shares are convertible into shares of common stock at a 20% discount and have a $0.25 cap on the conversion price. The Company has reserved the option to convert the shares into common stock at any point that the average trading price of the Company's common stock for the previous 30 days exceeds to $0.50. The Company recognized a beneficial conversion feature of $2,500.

The convertible preferred shares also include a cumulative 10% per annum non-cash dividend.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Three months ended September 30, 2003, compared to three months ended September 30, 2002.
-------------------

         Revenues for the three month period ended September 30, 2003, increased to $698,903 as compared to $304,301 for the three month period ended September 30, 2002. Revenues increased due to increased lab sales over the same period last year.

         General and administrative costs have decreased to $206,322 for the three month period ended September 30, 2003, as compared to $309,246 for the three month period ended September 30, 2002. The decrease is primarily due to decrease in personnel costs as well as an adjustment in September 2002 to accrue for Board compensation costs for the previous fiscal year.

         Interest expense for the three month period ended September 30, 2003, decreased to $46,591 as compared to $55,615 for the three month period ended September 30, 2002.

         We had a net income of $155,817 for the three months ended September 30, 2003, as compared to a net loss of $(331,370) for the quarterly period ended September 30, 2002.

Six months ended September 30, 2003, compared to six months ended September 30, 2002.
---------

         Revenues for the six month period ended September 30, 2003, decreased to $1,190,257 as compared to $1,366,937 for the six month period ended September 30, 2002. This decrease in revenues is primarily due to a slight decrease in sales in the current quarter as compared to the same quarter of the previous fiscal year.

         General and administrative costs have decreased to $355,301 for the six month period ended September 30, 2003, as compared to $535,939 for the six month period ended September 30, 2002. The decrease is due to lower overall marketing/public relations and personnel costs.

         Interest expense for the six month period ended September 30, 2003, decreased to $71,871 as compared to $135,334 for the six month period ended September 30, 2002.

         We had a net income of $145,597 for the six months ended September 30, 2003, as compared to a net loss of $(101,662) for the six months ended September 30, 2002.

Liquidity and Capital Resources.
--------------------------------

          We had a cash balance of $66,538 at September 30, 2003. Management believes that the cash received from delivered sales orders as well as continued limited offerings of our common stock, will be sufficient to meet our operating expenses.

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

     PCS' Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures as of November 11, 2003, and they have concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 11, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

Warren Black v. PCS.
--------------------

     On January 18, 2002, Warren Black, a former independent contractor for our Company, filed a complaint against us alleging breach of contract. Mr. Black seeks the return of certain software products that he claimed to have provided us during his employment, or their monetary equivalent, which he claims to be $15,000. We settled this action in February 2003. Per the terms of the settlement agreement, We agreed to issue Mr. Black a $6,000 note in full satisfaction of his claim. The note is payable in quarterly installments of $1,500 and accrues interest at 8.0% per annum. We have made payments of $4,500 as of September 30, 2003.

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------
Preferred stock issued
for conversion of debt
at $1.00 per share
(unaudited)                       -               -    5,000       5,000

Preferred stock issued
for cash at $1.00 per
share (unaudited)                 -               -    5,000       5,000

Common stock issued for
extension of debt at
$0.10 per share (unaudited)  57,600           5,760           -             -

Common stock issued for
conversion of
debt at $0.10 per share
(unaudited)                 150,000          15,000           -             -

Common stock issued for
cash at $0.01 per share
(unaudited)                 150,000          15,000           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share (unaudited)             6,000              60           -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                 550,000          55,000           -             -

                            -------         -------      ------       -------
             Total          913,600         $91,360      10,000       $10,000

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

                                    PCS EDVENTURES.COM, INC.


Date: 11/13/03                      By:/s/Anthony A. Maher
     ---------                      -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 11/13/03                      By:/s/Christina M. Vaughn
     ---------                      -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer

Date: 11/13/03                      By:/s/Roy M. Svee
     ---------                      -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director