Form 10QSB
period 2003-12-31
PCS EDVENTURES COM INC
filed 2004-02-17
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

                                 20,072,296

                              December 31, 2003

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

                    PCS EDVENTURES!.COM, INC.

                         AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 2003 and March 31, 2003

                    PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
                   Consolidated Balance Sheets

                              ASSETS

                                               December 31,      March 31,
                                                   2003             2003
                                                (Unaudited)
CURRENT ASSETS

     Cash                                         $   57,440     $  11,449
     Accounts receivable                             457,003       345,333
     Inventory                                           861         2,073
     Deferred costs                                   60,351       103,662
     Debt extension costs, net                             -         5,460
                                                  ----------     ---------
          Total Current Assets                       575,655       467,977
                                                  ----------     ---------
FIXED ASSETS (NET)                                         -        25,447
                                                  ----------     ---------
OTHER ASSETS

     Deposits                                          6,175           425
                                                  ----------     ---------
          Total Other Assets                           6,175           425
                                                  ----------     ---------
          TOTAL ASSETS                            $  581,830     $ 493,849
                                                  ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                December 31,       March 31,
                                                    2003               2003
                                                 (Unaudited)
CURRENT LIABILITIES

     Bank overdraft                               $        -     $    8,053
     Accounts payable                                164,132        109,742
     Wages payable                                    38,436         30,603
     Payroll taxes payable                           178,884        233,331
     Accrued interest                                 41,192         33,397
     Accrued interest-related party                   12,385         21,638
     Accrued expenses                                157,453        170,328
     Unearned revenue                                382,542        382,489
     Notes payable - related party                   165,882        165,882
     Notes payable                                   627,607        762,859
                                                  ----------     ----------
          Total Current Liabilities                1,768,513      1,918,322
                                                  ----------     ----------
          Total Liabilities                        1,768,513      1,918,322
                                                  ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, no par value, authorized
      10,000,000 shares; 10,000 and -0- issued
      and outstanding, respectively.                  12,917              -
     Common stock, no par value, authorized
      40,000,000 shares; 20,072,296 and
      17,832,301 shares issued and
      outstanding, respectively                   22,389,211     22,105,987
     Accumulated deficit                         (23,588,811)   (23,530,460)
                                                 -----------    -----------
          Total Stockholders' Equity (Deficit)    (1,186,683)    (1,424,473)
                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                     $    581,830     $  493,849
                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Nine Months Ended
                               December 31,                December 31,
                            2003           2002      2003           2002
REVENUE
  Lab Revenue             $   151,786    $   188,337  $ 1,260,002 $ 1,470,888
  License Revenue              35,856         33,934      109,947     110,765
  Subscription Revenue          3,216          3,006       11,165      10,561
                          -----------    -----------  ----------- -----------
      Total Revenues          190,857        225,277    1,381,114   1,592,214
                          -----------    -----------  ----------- -----------
COST OF GOODS SOLD             86,589         59,514      446,092     578,038
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  104,268        165,763      935,022   1,014,176
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

 Salaries and wages           119,913        144,330      352,451     412,184
 Depreciation expense               -         14,408       25,447      43,224
 General and administrative   153,445        203,954      508,746     739,893
                          -----------    -----------  ----------- -----------
  Total Operating Expenses    273,358        362,692      886,644   1,195,301
                          -----------    -----------  ----------- -----------
OPERATING INCOME (LOSS)      (169,090)      (196,929)      48,378    (181,125)
                          -----------    -----------  ----------- -----------
OTHER INCOME AND EXPENSES

 Gain on extinguishment of
  debt                              -              -            -      17,908
 Interest expense             (31,941)       (32,404)    (103,812)   (167,738)
                          -----------    -----------  ----------- -----------
  Total Other Income and
  Expenses                    (31,941)       (32,404)    (103,812)   (149,830)
                          -----------    -----------  ----------- -----------
INCOME (LOSS) BEFORE
INCOME TAXES                 (201,031)      (229,333)     (55,434)   (330,955)

INCOME TAX EXPENSE                  -              -            -           -
                          -----------    -----------  ----------- -----------
NET INCOME (LOSS)         $  (201,031)   $  (229,333) $   (55,434)$  (330,955)
                          -----------    -----------  ----------- -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations (Continued)
                           (Unaudited)
                         For the Three Months Ended  For the Nine Months Ended
                              December 31,               December 31,
                            2003           2002      2003           2002
NET LOSS                  $  (201,031)   $  (229,333) $   (55,434)$  (330,955)

Accretion of preferred
 stock discount                     -              -       (2,500)          -

Pro-rata preferred stock
non-cash dividend                (233)             -         (417)          -
                          -----------    -----------  ----------- -----------
NET INCOME AVAILABLE
 (LOSS ATTRIBUTABLE)
 TO COMMON
 SHAREHOLDERS             $   (201,264)  $  (229,333) $   (58,351)$  (330,955)
                          ============   ===========  =========== ===========

BASIC LOSS PER SHARE      $      (0.01)  $     (0.02) $     (0.00)$     (0.02)
                          ============   ===========  =========== ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        19,771,024     15,170,533   18,640,974  14,836,665
                          ===========    ===========  =========== ===========

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

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                              Shares        Amount      Shares       Amount
Balance forward          18,457,296   $  22,225,561   $  10,000   $    12,500

Common stock issued for
the conversion of
warrants at $0.01 per
share (unaudited)             6,000              60           -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                 550,000          55,000           -             -

Revaluation of repriced
and outstanding options
(unaudited)                       -            (500)          -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                 200,000          20,000           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share (unaudited)             6,000              60           -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                 250,000          25,000           -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                 200,000          20,000           -             -

Common stock issued for
the conversion of warrants
at $0.01 per share
(unaudited)                   3,000              30           -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                 200,000          20,000           -             -

Common stock issued for
cash at $0.12 per share
(unaudited)                 200,000          24,000           -             -
                       ------------   -------------  ----------  ------------
Balance forward          20,072,296   $  22,389,211      10,000  $     12,500
                       ============   =============  ==========  ============

[CONTINUED]

                                             Deferred
                                            Consulting   Accumulated
                                                Fees       Deficit
Balance forward                              $       -  $(23,532,960)

Common stock issued for
cash at $0.10 per share
(unaudited)                                          -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share (unaudited)                                    -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                                          -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                                          -             -

Common stock issued for
the conversion of warrants
at $0.01 per share
(unaudited)                                          -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                                          -             -

Common stock issued for
cash at $0.12 per share
(unaudited)                                          -             -
                                            ----------  ------------
Balance forward                             $        -  $(23,532,960)
                                            ==========  ============

                                10
The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                              Shares        Amount      Shares       Amount
Balance forward          20,072,296   $  22,389,211   $  10,000   $    12,500

Pro-rata cumulative non-cash
preferred stock dividend
(unaudited)                       -               -           -           417

Net income for the nine
months ended December 31,
2003(unaudited)                   -               -           -             -
                         ----------     -----------   ---------  ------------
Balance, December 31,
2003                     20,072,296     $22,389,211      10,000  $     12,917
                         ==========     ===========   =========  ============

[CONTINUED]

                                             Deferred
                                            Consulting   Accumulated
                                                Fees       Deficit
Balance forward                              $          $(23,532,960)

Pro-rata cumulative non-cash
preferred stock dividend
(unaudited)                                          -          (417)

Net income for the nine
months ended December 31,
2003(unaudited)                                      -       (55,434)
                                             ---------  ------------
Balance, December 31,
2003                                                 -  $(23,588,811)
                                             =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                      For the
                                                Nine Months Ended
                                                    December 31,
                                                 2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $  (55,434)  $   (330,955)
 Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Depreciation                                     25,447         43,224
  Common stock issued for services                      -         56,908
  Common stock issued for debt extensions           5,760         41,353
  Options issued below market value                31,607              -
  Amortization of debt discount                         -         24,654
  Amortization of debt offering and extension
  costs                                             5,460         45,365
  Amortization of deferred consulting fees              -         91,633
  Gain on extinguishment of debt                        -        (17,908)
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable     (111,670)       273,372
  (Increase) decrease in prepaid expenses and
    deferred costs                                 43,311           (403)
  (Increase) decrease in inventory                  1,212              -
  (Increase) in deposits                           (5,750)          (425)
  Increase in accounts payable and
   accrued liabilities                             44,616        194,174
  Increase (decrease) in interest payable          (1,458)        10,204
  (Decrease) in unearned revenue                       53       (233,285)
                                                ---------    -----------
   Net Cash Provided (Used) by Operating
   Activities                                     (16,846)       197,911
                                                ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                    -              -
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 (Decrease) in cash overdraft                      (8,053)       (33,126)
 Proceeds from related parties                          -         27,000
 Payments to related parties                            -        (20,000)
 Payments on debt                                (564,349)      (474,801)
 Proceeds from debt                               450,898        353,305
 Debt extension costs                                   -        (52,033)
 Proceeds from sales of common stock              179,341            698
 Proceeds from sales of preferred stock             5,000              -
                                               ----------     ----------
   Net Cash Provided (Used) by Financing
   Activities                                      62,837       (198,957)
                                               ----------     ----------
INCREASE IN CASH                                   45,991         (1,046)

CASH AT BEGINNING OF PERIOD                        11,449          1,046
                                               ----------     ----------
CASH AT END OF PERIOD                          $   57,440     $        -
                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                      For the
                                               Nine Months Ended
                                                  December 31,
                                               2003                 2002
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                   $     38,373    $   27,541
 Common stock issued for services                $          -    $   56,908
 Common stock issued for payment on accounts
  Payable                                        $     28,143    $   38,027
 Common stock issued for debt extensions         $      5,760    $   41,353
 Preferred stock issued for conversion of notes
  Payable                                        $      5,000    $        -

Cash Paid For:

 Interest                                        $     71,960    $   74,231
 Income taxes                                    $          -    $       -

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2003 and March 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2003 and March 31, 2003

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

                                           For the Nine Months Ended
                                                December 31,
                                           2003              2002

        Net income (loss):
           As reported                     $   (55,434)    $ (303,955)
           Pro Forma                          (169,991)      (485,078)

        Net income (loss) per share:
           As reported                     $     (0.00)    $    (0.02)
           Pro Forma                       $     (0.01)    $    (0.03)

The Company has granted the following options as of December 31, 2003:

                       Date of   Exercise      Exercise     Amount
Description            Grant      Number      Price      Exercised
-----------            -------   --------      --------   ---------
1) Consultant            9-20-00   200,000  $  0.50           0
2) Employees             9-01-00    25,000  $  0.75           0
3) Director              1-05-01    25,000  $  0.75           0
4) Employee             10-24-01    50,000  $  0.30           0
5) Employee              12-1-01    24,230  $  0.15           0
6) Board Members        12-10-01 1,000,000  $  0.30           0
7) Board Members         6-03-02 1,000,000  $  0.16           0
8) Employees             7-01-02   335,000  $  0.16           0
9) Employee              7-15-02    15,000  $  0.16           0
10) Employee             8-15-02     5,000  $  0.16           0
11) Board Members       10-21-02   499,998  $  0.09           0
12) Board Members        5-15-03   892,855  $  0.07           0
13) Employee             5-20-03   100,000  $  0.07           0
14) Director             7-25-03    25,000  $  0.10           0
15) Employee             9-05-03   150,000  $  0.07           0
                                 ---------
                                 4,347,083
                                 =========

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2003 and March 31, 2003


NOTE 3 -                           DILUTIVE INSTRUMENTS (Continued)


       a.  Stock Options (Continued)

                                       Risk-Free
                            Fair       Interest      Expected       Expected
Description                 Value       Rate         Life          Volatility
-----------                 -----     ---------      --------      ----------
1) Consultant             $   0.42         6.15%             3         89.37%
2) Employees              $   0.52         6.21%             3         85.69%
3) Employees              $   0.52         6.21%             3         84.39%
4) Employees              $   0.19         3.76%             3        100.52%
5) Employee               $   0.14         3.76%             3         99.80%
6) Board Members          $   0.20         3.76%            10         99.80%
7) Board Members          $   0.15         5.69%            10        128.90%
8) Employee               $   0.14         5.48%           3.5        157.77%
9) Employee               $   0.14         2.84%           3.5        152.96%
10) Employee              $   0.14         2.84%           3.3        163.77%
11) Board Members         $   0.09         2.84%            10        158.83%
12) Board Members         $   0.09         3.94%            10        151.61%
13) Employee              $   0.06         3.94%             4        151.61%
14) Employee              $   0.12         2.81%             4        156.24%
15) Employee              $   0.11         2.81%             4        152.03%

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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2003 and March 31, 2002


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

On July 15, 2003, the Company authorized and issued 200,000 and 50,000 options to a director and an employee, respectively, as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.10 per share. The options were initially determined to have an intrinsic value of $0.02 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $5,000 of current period expense and recorded a $26,949 decrease in pro-forma net income. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25: Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As the intrinsic value of the options remained unchanged as of the date of revaluation, there was no change to the recorded expense related to the options. The Black-Scholes value of the shares decreased by $264, and as such, the pro-forma effect of the options was reduced to $26,685. These options were cancelled by the Company during December 2003.

On July 25, 2003, the Company authorized and issued 25,000 options to an employee as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.10 per share. The options were initially determined to have an intrinsic value of $0.03 per share and a fair value of $0.12 per share using the Black-Scholes valuation model. As such, the Company recognized $750 of current period expense and recorded a $2,933 decrease in pro-forma net income. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25:
Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As a result of the revaluation, there was a $250 decrease in the intrinsic value of the options and a corresponding decrease in the recorded expense.
The Black-Scholes value of the shares decreased by $264, and as such, the pro-forma effect of the options was reduced to $2,669. These options were cancelled by the Company during December 2003.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2003 and March 31, 2002


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

On September 1, 2003, the Company authorized and issued 50,000 options to an employee as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.12 per share. The options were initially determined to have an intrinsic value of $0.005 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $250 of current period expense and recorded a $5,269 decrease in pro-forma net income. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25:
Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As the intrinsic value of the options remained unchanged as of the date of revaluation, there was no change to the recorded expense related to the options. The Black-Scholes value of the shares increased by $3, and as such, the pro-forma effect of the options was increased to $5,272. These options were cancelled by the Company during December 2003.

On September 5, 2003, the Company authorized and issued 150,000 options to an employee. These options vest over three years and have an exercise price of $0.07 per share. The options were determined to have an intrinsic value of $0.05 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $7,500 of current period expense and recorded a $16,356 decrease in pro-forma net income.

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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               December 31, 2003 and March 31, 2002


NOTE 3 -             DILUTIVE INSTRUMENTS (Continued)

        b.  Warrants (Continued)

During the year ended March 31, 2003, 69,773 of these warrants were exercised and converted into an equivalent number of common shares in exchange for $698 in cash.

During the nine months ended September 30, 2003, an additional 34,050 of the private placement warrants were exercised in exchange for $340 in cash.

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

NOTE 5 -      SUBSEQUENT EVENTS

On January 19, 2004, the Company issued 200,000 shares of common stock to a private investor in exchange for $24,000 in cash.

On January 20, 2004, the Company issued 680,000 shares of common stock, valued at current trading price of the Company's stock as of the date of authorization, of $0.12 per share, in exchange for marketing services to be provided over a twelve-month period.

On January 20, 3004, the Company issued 103,207 shares of common stock to the Company's president and CEO as payment of accrued interest totaling $12,385. The shares were valued at current trading price of the Company's stock as of the date of authorization, or $0.12 per share.

On January 20, 3004, the Company issued 106,384 shares of common stock to the Company's legal counsel as payment on accrued legal fees of $12,766. The shares were valued at current trading price of the Company's stock as of the date of authorization, or $0.12 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Three months ended December 31, 2003, compared to three months ended December 31, 2002.
------------------

         Revenues for the three month period ended December 31, 2003, decreased to $190,857 as compared to $225,277 for the three month period ended December 31, 2002. Revenues decreased due to a decrease in our lab sales which was offset by a slight increase in license revenues as well as subscription revenues.

         General and administrative costs have decreased to $153,445 for the three month period ended December 31, 2003, as compared to $203,954 for the three month period ended December 31, 2002. The decrease is primarily due to a decrease in spending for public relations and marketing.

         Interest expense for the three month period ended December 31, 2003, decreased to $31,941 as compared to $32,404 for the three month period ended December 31, 2002.

         We had a net loss of ($201,031) for the three months ended December 31, 2003, as compared to a net loss of $(229,333) for the quarterly period ended December 31, 2002.

Nine months ended December 31, 2003, compared to nine months ended December 31, 2002.
---------

         Revenues for the nine month period ended December 31, 2003, decreased to $1,381,114 as compared to $1,592,214 for the nine month period ended December 31, 2002. This decrease in revenues is primarily due to an overall decrease in lab sales as compared to last fiscal year.

         General and administrative costs have decreased to $508,746 for the nine month period ended December 31, 2003, as compared to $739,893 for the nine month period ended December 31, 2002. The decrease is due to a decrease in spending for public relations and marketing.

         Interest expense for the nine month period ended December 31, 2003, decreased to $103,812 as compared to $167,738 for the nine month period ended December 31, 2002.

         We had a net loss of ($55,434) for the nine months ended December 31, 2003, as compared to a net loss of $(330,955) for the nine months ended December 31, 2002.

Liquidity and Capital Resources.
--------------------------------

          We had a cash balance of $57,440 at December 31, 2003. Management believes that the cash received from delivered sales orders as well as continued limited offerings of our common stock, will be sufficient to meet our operating expenses.

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

     PCS' Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures as of December 31, 2004, the end of the reporting period covered by this report, and they have concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to February 4, 2004.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

Warren Black v. PCS.
--------------------

     On January 18, 2002, Warren Black, a former independent contractor for our Company, filed a complaint against us alleging breach of contract. Mr. Black seeks the return of certain software products that he claimed to have provided us during his employment, or their monetary equivalent, which he claims to be $15,000. We settled this action in February 2003. Per the terms of the settlement agreement, we agreed to issue Mr. Black a $6,000 note in full satisfaction of his claim. The note is payable in quarterly installments of $1,500 and accrues interest at 8.0% per annum. We have paid this note in full as of February 3, 2004.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------
Samuel R. Trozzo               200,000       $20,000       -          -
Richard E. Bean                250,000       $25,000       -          -
Frank W. Klescewski            400,000       $40,000       -          -

These shares were issued for cash at $0.10 per share.

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

                                    PCS EDVENTURES.COM, INC.


Date: 2/4/04                        By:/s/Anthony A. Maher
     ---------                      -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 2/4/04                        By:/s/Christina M. Vaughn
     ---------                      -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer

Date: 2/4/04                        By:/s/Roy M. Svee
     ---------                      -------------------------------------
                                    Roy M. Svee
                                    Treasurer and Director