Form 10KSB
period 2004-03-31
PCS EDVENTURES COM INC
filed 2004-07-14
CIK 1122020

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 000-49990


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

                    No par value common stock

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: March 31, 2004 - $1,830,861.

     State the aggregate market value of the Registrant's voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 28, 2004 - $5,855,214.06.  There are approximately 21,685,978 shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on June 28, 2004 or $0.27 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes        No
                                                        ---       ---

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                               June 28, 2004

                                25,395,670

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

     General.
     --------

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


     Fiscal Year Ended March 31, 2004.
     ---------------------------------

     The following are the business developments during fiscal 2004:

          *  Sold another 180 Labs to Edison Schools;

          * Began to investigate using parts of our Learning Labs to create a line of specialty educational retail toys;

          * Developed a strategic alliance with K-Nex Corporation, a manufacturer and distributor of learning manipulatives to the US K-12 market;

          * Announced the development and release of additional curriculum for learning labs destined for the classroom;

          * Developed a strategic alliance with the Air University in Pakistan;

          * Acquired the exclusive distribution rights to a line of Science Labs from Science Demo in Israel;

          * Announced our new marketplace strategy for the US market which included new products, added sales representation and standards alignment in all 50 states; and

          * Announced that we no longer utilize one line of building bricks in our learning labs and have opened the market to three other suppliers.

     Fiscal Years ended March 31, 2003 and 2002.
     -------------------------------------------

     For a discussion of our business development during the years ended March 31, 2003 and 2002, see our 10-KSB Annual Reports for the years ended March 31, 2003 and 2002 which have been previously filed with the Securities and Exchange Commission, and which are incorporated herein by reference. See Item 13, Part III.

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

     We have only commenced marketing efforts for our current products and technologies during the last four years. We are attempting to expand distribution and marketing arrangements channels. To date, we have sold only a limited number of products related to our current product line.

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

          Our Academy of Engineering Lab is a site license program designed for use within various K-12 environments. Using the Academy of Engineering, students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering product includes four books from the mechanical engineering strand and 12 extension books covering a variety of topics. Future topic strands for expanding the program include structural, electrical and software engineering. Each strand, when completed, includes courseware for over 272 hours of instruction. The Academy of Engineering program includes a variety of LEGO (Registered) products which are used as a mechanical engineering learning aid. An Academy of Engineering site license currently sells for between $13,995 and $21,500 and includes materials, LEGO (Registered) manipulatives and other building components, and curriculum, a custom designed storage and organization unit, a digital camera, web-based support by our "Edventures! Online" product and various electronic assessment tools, and two days of teacher training. We sold 41 Academy of Engineering Labs during the previous fiscal year. Each site license includes all materials necessary to utilize the complete Academy of Engineering program.

          The Academy of Robotics Lab serves as a complement to our Academy of Engineering or can also serve as a stand alone robotics lab. The Academy of Robotics Lab is available in a 10, 20, or 30 student editions. Each Lab contains a comprehensive LEGO (Registered) inventory including LEGO (Registered) Mindstorms kits, additional LEGO (Registered) manipulatives, digital camera, web services, and curriculum. This Lab ranges in price from $6,995 to $20,985. We sold 58 Academy of Robotics Labs during last fiscal year.

          Edventures! Lab is a site license system intended for students ages 7-13 which provides a broader set of subject areas including art, programming, web page design, chess, physics, electricity, and others. It contains curriculum, storage cabinet, and a smaller inventory of LEGO (Registered) manipulatives. It relies on "Edventures! Online" for delivery of the curriculum. A site license for an Edventures! Lab currently costs $7,550 which includes a
          60-student block license for access to "Edventures! Online."   We
          have sold 27 Edventures! Labs during the previous fiscal year.

          Discover! Lab is a scaled down model of the Edventures! Lab site license system intended for smaller groups of approximately 15 students. It contains curriculum, a storage cabinet and other material, but has a reduced inventory of LEGO (Registered) materials and relies on "Edventures! Online" for delivery of the curriculum. A site license for a Discover! Lab currently costs $3,250 which includes a 30-student block license for access to "Edventures! Online". We have sold 22 Discover! Labs during the previous fiscal year.

          Edventures Brick Labs! provide an inexpensive hands-on learning solution for educators in all types of teaching environments. The Brick Lab! combines the "Edventures! Online" curriculum, LEGO (Registered) manipulatives, storage bins and Internet/web services for smaller groups of approximately 30 students. The Brick Lab! sells for $595 and is not licensed. We have sold 441 Brick Labs
          during the previous fiscal year.   In addition, we have developed
       The BrickLab Grade Series. This series is a complete technology curriculum for grades 1-6. Aligned with the ITEA standards, each level in the grade series offers hands-on and open-ended projects for up to 30 students at one time. Each individual grade package includes a sturdy plastic tub filled with over 5,700 building bricks, one teacher curriculum book-- grade specific -- and accompanying posters and labels. Each level contains an excess of over 200 technological projects relevant to the real world. For the fiscal year ended 2004, Grades 1 and 2 are available. Grades 3 and 4 should be available by the end of fiscal year 2005, with Grades 5 and 6 to follow in fiscal year 2006.

          The Young Learner Building Box was designed to meet the needs of preschoolers. Introducing children to hands-on learning, this lab utilizes activities and games to teach number and letter recognition, build vocabulary, counting, and more. The Young Learner Building Box includes activity cards, large-size plastic building blocks, the exclusive "HIGHRISE" board game, developed by PCS for this specific Lab, and a sturdy mobile storage container. This labs sells for $299 and is unlicensed. Introduced last year ago, we have sold 17 Young Learner Building Boxes during the previous fiscal year.

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

Marketing and Other Agreements.
-------------------------------

     Direct Sales Force. Currently, we have a direct sales force consisting of three employees and several independent agency groups. This direct sales force markets our products and programs in a variety of methods to various users, providers and others.

     PCS Edventures is pleased to announce it has reached a formal agreement with Science Demo, Ltd., an Israeli manufacturer and marketer of a premier line of compact Science Demonstration Labs, for PCS to market the products in the US and Canada. This agreement expands the products and services offered by PCS sales representatives to include the core physical science market for
K-12 schools nationwide.   A recent report released by the National Science
Foundation indicates that science and technology preparedness in US students is dropping at an alarming rate and we are losing jobs and a leadership role to International competitors. Solid, proven science activities fit within our project based learning educational framework.

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

     High barriers exist to entry. PCS' educational programs are innovative, unique and based on fifteen years of experience and product development.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

     We seek to protect our technology, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. Currently we use the following trade names: "PCS" (TM)"; "Academy of Learning"; "business"; "Edventures", and "PCS Brick Lab" (TM". We intend to evaluate continually the appropriateness of seeking registration of additional product names and trademarks as they evolve.

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

     Our PCS logo has been service/trade marked (#2213678) since December 29, 1998. Protection for this service/trademark is for a ten year period. "PCS Edventures!.COM" has been service/trade marked since November 27, 2001. We applied for a service/trademark (application #78329127) for "PCS Brick Lab" on November 13, 2003. We anticipate that these applications will be granted in the near future. Once granted, the protection is for a period of ten years.

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

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley
Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

         * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

         * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

         * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

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

Number of Employees.
--------------------

     We employ approximately 11 full-time employees of which three are in sales, five are in design and project management, one in accounting/finance and two in administration. We will hire part-time and additional full-time employees on an "as-needed" basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 2.  Description of Property.
         ------------------------

     The Company leases its principal executive offices, at 345 Bobwhite Court, Suite #200, Boise, Idaho 83706. These offices consist of approximately 5,412 square feet of office space. Rent obligations are $6,250/month under a non-cancelable operating lease.

Item 3.  Legal Proceedings.
         ------------------

Warren Black v. PCS.
--------------------

     On January 18, 2002, Warren Black, a former independent contractor for the Company, filed a complaint against the Company alleging breach of contract. Mr. Black seeks the return of certain software products that he claimed to have provided the Company during his employment, or their monetary equivalent, which he claims to be $15,000. The Company settled this action in February 2003. Per the terms of the settlement agreement, the Company agreed to issue Mr. Black a $6,000 note in full satisfaction of his claim. The note was paid in quarterly installments of $1,500 plus accrued interest at 8.0% per annum. The note was paid in full as of February 4, 2004.

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

                              Stock Quotations
                              ----------------


Quarter Ended                       High       Low
-------------                       ----       ---

September 30, 2001                  $0.60     $0.25

December 31, 2001                   $0.28     $0.18

March 31, 2002                      $0.25     $0.06

June 30, 2002                       $0.19     $0.07

September 30, 2002                  $0.20     $0.10

December 31, 2002                   $0.15     $0.06

March 31, 2003                      $0.10     $0.065

June 30, 2003                       $0.12     $0.065

September 30, 2003                  $0.12     $0.07

December 31, 2003                   $0.17     $0.09

March 31, 2004                      $0.30     $0.10

Recent Sales of Unregistered Securities.
----------------------------------------

     During the last quarter, we sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). No underwriting fee or other compensation was paid in connection with the issuance of shares.

            Name                     Date          Shares       Consideration
            ----                     ----          Issued      Paid in Dollars
                                                   ------      ---------------
Digital Wallstreet, Inc.            1/22/04        680,000                (1)
Anthony A. Maher                    1/22/04        103,207                (2)
Leonard Burningham                  1/22/04        106,384                (3)
Moshe Weiss and Hanna Weiss          2/9/04         75,000          15,000(5)
Barry L. Brown                       2/2/04        100,000          12,000(4)
Eliezer Schloss                     2/11/04         50,000          10,000(5)
Shmuel Dabi                         2/12/04         50,000          10,000(5)
David Levosky                       2/14/04         58,070                (6)
John Ariko                          2/19/04         75,825                (6)
Hazen Sandwick                      2/19/04         50,550                (6)
Samuel R. Trozzo                    2/23/04        166,667          20,000(4)
Kenneth E. Dawkins                  2/25/04        400,000          50,000(8)
Dave and Sue Kimball                 3/1/04         50,670                (6)
Ronald A. Nelson                     3/5/04        125,000          25,000(5)
Temporary Financial Services, Inc.  3/10/04      1,562,500         250,000(9)
Sam Mayer                           3/24/04         50,000          10,000(5)
Charles Bradley                     3/25/04        101,865                (6)
Sina Leatha                         3/25/04        101,865                (6)
Steve Womack                        3/29/04         50,975                (6)
Verl Jensen                         2/19/04         15,165                (7)
Leonard and Sonia Coote             2/24/04         15,181                (7)
Robert and Ann Fyfe                  3/3/04          5,069                (7)
Michael Yokoyama and Jaye Venuti    3/10/04         10,154                (7)
Kathleen Cullinan                   3/24/04          5,092                (7)
Kapital Koncepts                    3/26/04         10,189                (7)
Diana Gayle Smith                    2/9/04         12,000               (10)
David C. Levosky                    2/14/04         11,614                (7)
Hazen A. Sandwick                   2/19/04         10,110                (7)
John G. Ariko, Jr.                  2/19/04         15,165                (7)
Kimball Family Trust                 3/1/04         10,134                (7)
Charles L. Bradley                  3/25/04         20,373                (7)
Sina L. Leatha                      3/25/04         20,373                (7)
Steve Womack                        3/29/04         10,195                (7)

(1) These shares of common stock were issued for services at $0.11 per share ($75,000).

(2)  These shares of common stock were issued for interest at $0.12 per share.

(3)  These shares of common stock were issued for services at $0.12 per share.

(4)  These shares of common stock were issued for cash at $0.12 per share.

(5)  These shares of common stock were issued for cash at $0.20 per share.

(6) These shares of common stock were issued for conversion of preferred stock which was issued for indentured trust debt ranging from $10,000 plus interest to $20,000 plus interest.

(7) These preferred shares were issued for the conversion of indentured trust notes for amounts varying from $5,000 to $15,000, plus interest.

(8)  These shares of common stock were issued for cash at $0.125 per share.

(9)  These shares of common stock were issued for services at $.16 per share.

(10)  These shares of preferred stock were issued for cash at $1.00 per share.

Holders.
--------

     As of June 28, 2004, there were 24,919,752 shares of common stock outstanding and approximately 450 stockholders of record.

Dividends.
----------

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     On April 28, 2004, we entered into a Consulting Agreement with Javan Khazali, an independent consultant. This Consulting Agreement is for one year and consists of compensation Mr. Khazali for services such as: marketing and distribution strategies, structuring of transactions, vendor relations, and business development activities. On May 21, 2004, which is subsequent to the date of this Report, we filed an S-8 for 10,000,000 shares at $.35 under an Equity Compensation Plan entitled "2004 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement" with Javan Khazali."

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operation.
---------------------

Results and Comparison for Fiscal Years

     Fiscal year ended March 31, 2004, resulted in a net loss of ($152,351). This net loss is a decrease of $301,812, or 66%, from the net loss for fiscal year 2003 of ($454,163). The Basic Loss per Share for fiscal year 2004 is ($0.01), as compared to a loss per share of ($0.03) for fiscal year 2003. Details of changes in revenues and expenses can be found below.

Revenues

     Revenues of $1,830,861 for fiscal year 2004 were down from revenues of $1,857,491 for fiscal year 2003 by $26,630, or 0.1%. In the fourth quarter of fiscal year 2004, we changed our policy to give our customers more choice in their lab materials. Under the new policy, our customers can choose where to purchase their lab materials (e.g. LEGO (Registered) manipulatives) and they simply purchase the PCS curriculum, customized furniture unit, and site license materials from PCS. There is no effect on our gross profit as our revenues are reduced by same amount as our cost of goods sold.

     Revenues for our fourth quarter of this fiscal year were 70% higher than revenues for the same period during last fiscal year, $449,747 and $265,277, respectively. This increase in revenues, while slightly offset by our change in policy, is due to increased marketing efforts.

     We believe that with the addition of several new independent sales agency groups, which signed on to represent our products in the first quarter of fiscal year 2005, we will achieve better market penetration and coverage than we have the past few years. Our current in-house sales force will continue to sell direct in the 20 or so states that we do not currently have representation in and will act as Regional Managers in support of the new rep organizations in those states where we are now represented.

Cost of Goods Sold/Cost of Sales

     Cost of Goods Sold decreased $59,981, or 9%, from fiscal year 2003, $648,201, to fiscal year 2004, $588,220. This decrease is primarily due to our policy change, which removes the cost of goods component for our lab materials. See the Revenue section above for further discussion.

     Cost of goods for the fourth quarter of fiscal year 2004 increased by $71,965, or 103%, from $70,163 in the fourth quarter of fiscal year 2003 to $142,128 for the same period during this fiscal year. This increase is due to the increase in sales as well as the transition to our new policy which removes cost of goods sold for lab materials (i.e. some of the lab sales were still under the previous policy and, therefore, cost of goods for lab materials is included).

Operating Expenses

     Operating expenses decreased by $270,846, or 19%, from fiscal year 2003, when operating expenses were $1,460,450 to fiscal year 2004 when operating expenses were $1,237,604. This decrease is due cost containment strategies, including maintenance of lower staffing levels and an overall decrease in G&A expenses, including marketing and public relations.

Liquidity.
----------

     As of the fiscal year ended March 31, 2004, we had $113,820 in Cash, with total current assets of $619,422 and total current liabilities of $1,314,527. We have a stockholders' deficit of ($643,930).

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          March 31, 2004 and 2003

          Independent Auditors Report

          Consolidated Balance Sheet - March 31, 2004

          Consolidated Statements of Operations for the years ended March 31, 2004 and 2003

          Consolidated Statements of Stockholders' Equity (Deficit)

          Consolidated Statements of Cash Flows
          for the Years Ended March 31, 2004 and 2003

          Notes to Financial Statements

                    PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . 6

Consolidated Statements of Stockholders' Equity (Deficit). . . . . . . . 7

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 16

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . 18

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
PCS Edventures!.COM, Inc., and Subsidiary
Boise, Idaho

We have audited the consolidated balance sheet of PCS Edventures!.COM, Inc., and Subsidiary (the "Company") as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCS Edventures!.COM, Inc., and Subsidiary as of March 31, 2004 and the results of their operations and their cash flows for the years ended March 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 9 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
June 25, 2004

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
                    Consolidated Balance Sheet

                              ASSETS

                                                            March 31,
                                                              2004
CURRENT ASSETS

     Cash                                                   $ 113,820
     Accounts receivable                                      449,518
     Prepaid expenses                                           6,084
     Note receivable (Note 12)                                 50,000
     Deferred costs (Note 2)                                        -
     Debt extension costs, net (Note 2)                             -
                                                            ---------
          Total Current Assets                                619,422
                                                            ---------
FIXED ASSETS, NET (Note 3)                                          -
                                                            ---------
OTHER ASSETS

     Deposit on distribution rights (Note 13)                  45,000
     Deposits                                                   6,175
                                                            ---------
          Total Other Assets                                   51,175
                                                            ---------
          TOTAL ASSETS                                      $ 670,597
                                                            =========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,
                                                              2004

CURRENT LIABILITIES

     Accounts payable                                      $   55,665
     Wages payable                                             38,436
     Payroll taxes payable                                    182,949
     Accrued interest                                          60,563
     Accrued expenses (Note 14)                               256,818
     Unearned revenue (Note 2)                                204,404
     Notes payable - related parties (Note 5)                 165,882
     Notes payable (Note 6)                                   349,810
                                                          -----------
          Total Current Liabilities                         1,314,527
                                                          -----------
          Total Liabilities                                 1,314,527
                                                          -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, no par value, authorized 10,000,000
      shares, 82,850 shares issued and outstanding (Note 4)   120,473
     Common stock, no par value, authorized 40,000,000
      shares; 24,132,910 shares issued and outstanding     23,023,323
     Expenses prepaid with common stock (Note 4)              (67,292)
     Accumulated deficit                                  (23,720,434)
                                                         ------------
          Total Stockholders' Equity (Deficit)               (643,930)
                                                         ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIT)                                      $    670,597
                                                         ============

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Operations

                                                      For the Years Ended
                                                           March 31,
                                                   2004             2003
REVENUES

 Lab Revenue                                     $1,661,838    $1,691,325
 License Revenue                                    156,164       151,254
 Subscription Revenue                                12,859        14,912
                                                 ----------    ----------
  Total Revenues                                 $1,830,861    $1,857,491
                                                 ----------    ----------
COST OF GOODS SOLD                                  588,220       648,201
                                                 ----------    ----------
GROSS PROFIT                                      1,242,641     1,209,290
                                                 ----------    ----------
OPERATING EXPENSES

 Salaries and wages                                 463,918       597,617
 Depreciation expense                                25,447        57,632
 General and administrative                         700,239       805,201
                                                 ----------    ----------
  Total Operating Expenses                        1,189,604     1,460,450
                                                 ----------    ----------
OPERATING INCOME (LOSS)                              53,037      (251,160)

OTHER INCOME AND EXPENSES

 Interest expense                                  (214,804)     (219,194)
 Interest income                                         18            63
 Other income                                         4,398             -
 Gain on settlement of debt (Note 7)                  5,000        16,128
                                                 ----------    ----------
  Total Other Income and Expenses                  (205,388)     (203,003)
                                                 ----------    ----------
NET LOSS                                        $  (152,351)  $  (454,163)
                                                 ==========    ==========
BASIC LOSS PER SHARE (Note 2)                   $     (0.01)  $     (0.03)
                                                 ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              19,447,429    15,284,032
                                                 ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)
                                Common Shares             Preferred Shares
                              -----------------------   --------------------
                               Shares      Amount         Shares     Amount
                              ----------  -----------   --------- ----------
Balance, March 31, 2002       13,261,522  $21,596,003           - $        -

Common stock issued for
conversion of accounts
payable at $0.08 per share        50,000        4,250          -            -

Common stock issued for
conversion of accounts
payable at $0.30 per share        15,000        4,500          -            -

Common stock issued for
conversion of accounts
payable at $0.07 per share       248,417       17,389          -            -

Common stock issued for
prepaid services at $0.05
per share                        515,000       27,500          -            -

Common stock issued for
prepaid services at $0.07
per share                        100,000        7,000          -            -

Common stock issued for
services at $0.07 per share      157,500       11,025          -            -

Cancelled common stock
previously issued for
services that had not been
performed                        (20,000)           -          -            -

Common stock issued for
conversion of debt at $0.13
per share                        204,000       27,541          -            -

Common stock issued for
conversion of warrants at
$0.01 per share                    9,808           98          -            -

Common stock issued for
services at $0.16 per share      100,800       16,128          -            -
                              ----------  -----------  --------- ------------
Balance Forward               14,642,047  $21,711,434          - $          -
                              ----------  -----------  --------- ------------

[CONTINUED]

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               ------------------    ----------- ------------
Balance, March 31, 2002             $        -        $  (27,344)$(23,076,297)

Common stock issued for
conversion of accounts
payable at $0.08 per share                   -                 -            -

Common stock issued for
conversion of accounts
payable at $0.30 per share                   -                 -            -

Common stock issued for
conversion of accounts
payable at $0.07 per share                   -                 -            -

Common stock issued for
prepaid services at $0.05
per share                                    -           (27,500)           -

Common stock issued for
prepaid services at $0.07
per share                                    -            (7,000)           -

Common stock issued for
services at $0.07 per share                  -                 -            -

Cancelled common stock
previously issued for
services that had not been
performed                                    -                 -            -

Common stock issued for
conversion of debt at $0.13
per share                                    -                 -            -

Common stock issued for
conversion of warrants at
$0.01 per share                              -                 -            -

Common stock issued for
services at $0.16 per share                  -                 -            -

                                   -----------         --------- ------------
Balance Forward                    $         -         $ (61,844)$(23,076,297)
                                   -----------         --------- ------------

The accompanying notes are an integral part of these consolidated financial statements.

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                Common Shares             Preferred Shares
                              -----------------------   ---------------------
                               Shares      Amount         Shares     Amount
                              ----------  -----------   -------- ------------
Balance Forward               14,642,047  $21,711,434          - $          -

Common stock issued for
conversion of warrants at
$0.01 per share                   10,500          105          -            -

Common stock issued for
extension of debt, valued
at an average of $0.17 per
share                            233,250       41,353          -            -

Common stock issued for
services at $0.16 per share       78,125       12,500          -            -

Common stock issued for
conversion of warrants at $0.01
per share                         13,055          131          -            -

Common stock issued for
conversion of warrants at
$0.01 per share                   10,500          105          -            -

Common stock issued for
prepaid services at $0.17
Per share                        304,500       51,765          -            -

Common stock issued for
conversion of accounts payable
at $0.07 per share               181,289       11,888          -            -

Options issued to Directors for
accrued Director's fees                -       45,000          -            -

Common stock issued for
services at $0.095 per share      90,000        8,550          -            -

Common stock issued for
services at $0.095 per share     153,125       14,547          -            -
                              ----------  -----------  --------- ------------
Balance Forward               15,716,391  $21,897,378          - $          -
                              ==========  ===========  ========= ============

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               -----------------     ----------  ------------
Balance Forward                    $         -         $ (61,844)$(23,076,297)

Common stock issued for
conversion of warrants at
$0.01 per share                              -                 -            -

Common stock issued for
extension of debt, valued
at an average of $0.17 per
share                                        -                 -            -

Common stock issued for
services at $0.16 per share                  -                 -            -

Common stock issued for
conversion of warrants at $0.01
per share                                    -                 -            -

Common stock issued for
conversion of warrants at
$0.01 per share                              -                 -            -

Common stock issued for
prepaid services at $0.17
Per share                                    -           (51,765)           -

Common stock issued for
conversion of accounts payable
at $0.07 per share                           -                 -            -

Options issued to Directors for
accrued Director's fees                      -                 -            -

Common stock issued for
services at $0.095 per share                 -                 -            -

Common stock issued for
services at $0.095 per share                 -                 -            -
                                   -----------         --------- ------------
Balance Forward                    $         -         $(113,609)$(23,076,297)
                                   -----------         --------- ------------

The accompanying notes are an integral part of these consolidated financial statements.

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                Common Shares             Preferred Shares
                              ---------------------    ----------------------
                               Shares      Amount         Shares     Amount
                              ---------  ----------    ----------- ----------
Balance Forward               15,716,391  $21,897,378          - $          -

Common stock issued for
services at $0.095 per share     130,000       12,350          -            -

Common stock issued for
conversion of debt at $0.10
per share                      1,290,000      129,000          -            -

Common stock issued for
cash at $0.10 per share          670,000       67,000          -            -

Common stock issued for
conversion of warrants at
$0.01 per share                   25,910          259          -            -

Amortization of deferred
consulting expense                     -            -          -            -

Net loss for the year ended
March 31, 2003                         -            -          -            -
                              ----------  -----------  --------- ------------
Balance, March 31, 2003       17,832,301   21,105,987          -            -
                              ----------  -----------  --------- ------------
Common stock issued for
extinguishment of debt and
interest at $0.09 per share       35,000        3,150          -            -

Options issued to directors for
accrued director's fees (Note 11)      -       17,857          -            -

Contribution of capital (Note 11)      -       27,143          -            -

Common Stock issued for
conversion of accounts payable
at $0.09 per share                11,111        1,000          -            -
                              ----------  -----------  --------- ------------
Balance Forward               17,878,412  $21,155,137          - $          -
                              ==========  ===========  ========= ============

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               -----------------     ----------  -----------
Balance Forward                    $         -         $(113,609)$(23,076,297)

Common stock issued for
services at $0.095 per share                 -                 -            -

Common stock issued for
conversion of debt at $0.10
per share                                    -                 -            -

Common stock issued for
cash at $0.10 per share                      -                 -            -

Common stock issued for
conversion of warrants at
$0.01 per share                              -                 -            -

Amortization of deferred
consulting expense                           -           113,609            -

Net loss for the year ended
March 31, 2003                               -                 -     (454,163)
                                   -----------         --------- ------------
Balance, March 31, 2003                      -                 -  (23,530,460)
                                   -----------         --------- ------------
Common stock issued for
extinguishment of debt and
interest at $0.09 per share                  -                 -            -

Options issued to directors for
accrued director's fees (Note 11)            -                 -            -

Contribution of capital (Note 11)            -                 -            -

Common Stock issued for
conversion of accounts payable
at $0.09 per share                           -                 -            -
                                   -----------         --------- ------------
Balance Forward                    $         -         $       - $(23,530,460)
                                   -----------         --------- ------------

The accompanying notes are an integral part of these consolidated financial statements.

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                               Shares      Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance Forward           17,878,412    $22,137,280           -  $          -

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per
share                       202,234          20,223           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                        19,050             191           -             -

Repriced options granted
below market value                -           6,000           -             -

Options granted below
market value                      -           8,250           -             -

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -       5,000         5,000

Preferred stock issued
for cash at $1.00 per
share                             -               -       5,000         5,000

Discount on preferred
stock                             -               -           -         2,500

Common stock issued for
extension of debt at
$0.10 per share              57,600           5,760           -             -

Common stock issued for
conversion of
debt at $0.10 per share     150,000          15,000           -             -

Common stock issued for
cash at $0.01 per share     150,000          15,000           -             -
                        -----------   -------------   ---------   -----------
Balance forward          18,457,296   $  22,225,561      10,000   $    12,500
                        -----------   -------------   ---------   -----------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               -----------------     ----------  -----------
Balance forward               $          -           $       -  $(23,530,460)

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per                    -                   -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                                    -                   -             -

Repriced options granted
below market value                       -                   -             -

Options granted below
market value                             -                   -             -

Preferred stock issued
for conversion of debt
at $1.00 per share                       -                   -             -

Preferred stock issued
for cash at $1.00 per
share                                    -                   -             -

Discount on preferred
stock                                    -                   -        (2,500)

Common stock issued for
extension of debt at
$0.10 per share                          -                   -             -

Common stock issued for
conversion of
debt at $0.10 per share                  -                   -             -

Common stock issued for
cash at $0.01 per share                  -                   -             -
                               -----------           ---------   -----------
Balance forward                $         -           $          $(23,532,960)
                               -----------           ---------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                         --------------------------    ----------------------
                              Shares        Amount      Shares       Amount
                         ----------   -------------    --------   -----------
Balance forward          18,457,296   $  22,225,561      10,000   $    12,500

Common stock issued for
the conversion of
warrants at $0.01 per
share                         6,000              60           -             -

Common stock issued for
cash at $0.10 per share     550,000          55,000           -             -

Revaluation of repriced
and outstanding options           -            (500)          -             -

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                         6,000              60           -             -

Common stock issued for
cash at $0.10 per share     250,000          25,000           -             -

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
the conversion of warrants
at $0.01 per share            3,000              30           -             -

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
cash at $0.12 per share     200,000          24,000           -             -
                       ------------   -------------  ----------  ------------
Balance forward          20,072,296   $  22,389,211      10,000  $     12,500
                       ============   =============  ==========  ============

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               -----------------   ------------  ------------
Balance forward                $          -           $       -  $(23,532,960)

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                                     -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
the conversion of warrants
at $0.01 per share                        -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
cash at $0.12 per share                   -                   -             -
                                 ----------          ----------  ------------
Balance forward                  $        -          $        -  $(23,532,960)
                                 ==========          ==========  ============

                                F-11
The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                         --------------------------   -----------------------
                              Shares        Amount      Shares       Amount
                         ----------   -------------   ---------   -----------
Balance forward          20,072,296   $  22,389,211      10,000   $    12,500

Common stock issued for
cash at $.012 per share     200,000          24,000           -             -

Common stock issued for
services and prepaid
services at $0.12           680,000          85,000           -             -

Common stock issued for
accrued interest at $0.12   103,207          12,385           -             -

Common stock issued for
accrued legal fees at $.012 106,384          12,766           -             -

Common stock issued for cash
at $0.12 per share          100,000          12,000           -             -

Common stock issued for cash
at $0.12 per share           75,000          15,000           -             -

Preferred stock issued for
cash at $1.00 per share           -               -      12,000        12,000

Discount on preferred stock       -               -           -         3,000

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -
                         ----------     -----------   ---------  ------------
Balance forward          21,436,887     $22,570,362      22,000  $     27,500
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               -----------------     ----------  ------------
Balance forward                $          -           $       -  $(23,532,960)

Common stock issued for
cash at $.012 per share                   -                   -             -

Common stock issued for
services and prepaid
services at $0.12                   (67,292)                  -             -

Common stock issued for
accrued interest at $0.12                 -                   -             -

Common stock issued for
accrued legal fees at $.012               -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Preferred stock issued for
cash at $1.00 per share                   -                   -             -

Discount on preferred stock               -                   -        (3,000)

Common stock issued for cash
at $0.20 per share                        -                   -             -

Common stock issued for cash
at $0.20 per share                        -                   -             -
                                -----------           ---------  ------------
Balance forward                 $  (67,292)           $       -  $(23,535,960)
                               -----------            ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                         --------------------------    ----------------------
                              Shares        Amount      Shares       Amount
                         -----------    -----------    --------  ------------
Balance forward          21,436,887     $22,570,362      22,000  $     27,500

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      11,614        11,613

Discount on preferred stock       -               -           -         2,903

Common stock issued for
conversion of preferred at
$0.20 per share              58,070          11,613     (11,614)      (11,613)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      15,165        15,165

Discount on preferred stock       -               -           -         3,791

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      25,274        25,274

Discount on preferred stock       -               -           -        (2,527)

Common stock issued for
conversion of preferred at
$0.20 per share             126,375          25,274     (25,275)      (25,274)

Common stock issued for cash
at $0.12 per share          166,667          20,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      15,181        15,181

Discount on preferred stock       -               -           -         3,795

Common stock issued for cash
at $.125 per share          400,000          50,000           -             -

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      10,134        10,134

Common stock issued for
conversion of preferred at
$0.20 per share              50,670          10,134     (10,134)      (10,134)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -       5,069         5,069

Discount on preferred stock       -               -           -         1,267
                         ----------     -----------   ---------  ------------
Balance forward          22,238,669     $22,687,383      57,415  $     77,198
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               -----------------    -----------  ------------
Balance forward                $    (67,292)         $        -  $(23,535,960)

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Discount on preferred stock               -                   -        (2,903)

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (3,791)

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Discount on preferred stock               -                   -        (2,527)

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (3,795)

Common stock issued for cash
at $0.125 per share                       -                   -             -

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (1,267)
                                -----------           ---------  ------------
Balance forward                 $   (67,292)          $       -  $(23,550,243)
                                -----------           ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                         --------------------------    ----------------------
                              Shares        Amount      Shares       Amount
                         -----------    -----------    --------  ------------
Balance forward          22,238,669     $22,687,383      57,415  $     77,198

Common stock issued for
cash at $0.20 per share     125,000          25,000           -             -

Common stock issued for
cash at $.016 per share   1,562,500         250,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,154        10,154

Discount on preferred stock       -               -           -         2,538

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -       5,092         5,092

Discount on preferred stock       -               -           -         1,273

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      40,745        40,745

Discount on preferred stock       -               -           -         8,149

Common stock issued for
conversion of preferred at
$0.25 per share             203,730          40,745     (40,746)      (40,745)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,189        10,189

Discount on preferred stock       -               -           -         2,547

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,195        10,195

Discount on preferred stock       -               -           -         2,039

Common stock issued for
conversion of debt at $0.25
per share                    50,975          10,195     (10,195)      (10,195)
                         ----------     -----------   ---------  ------------
Balance forward          24,230,874     $23,023,323      82,850  $    119,179
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               -----------------     ----------  ------------
Balance forward                $    (67,292)         $        -  $(23,550,243)

Common stock issued for
cash at $0.20 per share                   -                   -             -

Common stock issued for
cash at $.016 per share                   -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,538)

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (1,273)

Common stock issued for cash
at $0.20 per share                        -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (8,149)

Common stock issued for
conversion of preferred at
$0.25 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,547)

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,039)

Common stock issued for
conversion of debt at $0.25
per share                                 -                   -             -
                                -----------           ---------  ------------
Balance forward                 $   (67,292)          $       -  $(23,566,789)
                                -----------           ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                         --------------------------     ---------------------
                              Shares        Amount      Shares       Amount
                         ----------     -----------     -------  ------------
Balance forward          24,230,874     $23,023,323      82,850  $    119,179

Pro-rata cumulative non-cash
preferred stock dividend          -               -           -         1,294

Net loss for the year
ended March 31, 2004              -               -           -             -
                         ----------     -----------   ---------  ------------
Balance, March 31, 2004  24,230,874     $23,023,323      82,850  $    120,473
                         ==========     ===========   =========  ============

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Deferred
                                Expenses Prepaid     Consulting  Accumulated
                               with common stock        Fees        Deficit
                               -----------------     ----------  -----------
Balance forward                $    (67,292)         $        -  $(23,566,789)

Pro-rata cumulative non-cash
preferred stock dividend                  -                   -        (1,294)

Net loss for the year
ended March 31, 2004                      -                   -      (152,351)
                               ------------           ---------  ------------
Balance, March 31, 2004        $    (67,292)          $       -  $(23,720,434)
                               ============           =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows

                                                For the Years Ended
                                                     March 31,
                                                 2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $   (152,351)  $  (454,163)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation                                        25,447        57,632
  Non-cash debt default additions                     52,625             -
  Amortization of debt offering and extension costs    5,460        24,654
  Amortization of debt discount                            -        58,195
  Amortization of expenses prepaid with common
    stock                                                  -       113,609
  Common stock issued for services                    30,474        75,100
  Intrinsic value of stock options issued for
    services                                          14,250             -
  Gain on settlement of debt                          (5,000)      (16,128)
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable        (104,185)        9,671
  (Increase) decrease in prepaid expenses             97,578      (103,662)
  (Increase) decrease in inventories                   2,073        (2,073)
  (Increase) decrease in deposits                     (5,750)        6,575
  Increase in accounts payable and
   accrued liabilities                                25,096        81,916
  Increase in interest payable                             -        11,652
  (Decrease) in unearned revenue                    (178,085)      (14,526)
                                                   ---------    ----------
   Net Cash Used by Operating Activities            (192,368)     (151,548)
                                                   ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Issuance of notes receivable                        (50,000)            -
 Deposit on distribution rights                      (45,000)            -
                                                   ---------    ----------
   Net Cash Used by Investing Activities             (95,000)            -
                                                   ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft                (8,053)      (36,669)
 Proceeds from related party notes                         -        27,000
 Payments to related party notes                           -       (20,000)
 Proceeds from notes payable                         450,898       680,866
 Payments on notes payable                          (675,447)     (546,263)
 Debt offering and extension costs                         -       (52,034)
 Proceeds from sales of preferred stock               17,000             -
 Proceeds from sales of common stock                 605,341       109,051
                                                   ---------    ----------
   Net Cash Provided by Financing Activities         389,739       161,951
                                                   ---------    ----------
INCREASE IN CASH                                     102,371        10,403

CASH AT BEGINNING OF YEAR                             11,449         1,046
                                                   ---------    ----------
CASH AT END OF YEAR                                $ 113,820    $   11,449
                                                   =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)

                                                For the Years Ended
                                                     March 31,
                                                 2004             2003
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Common stock issued for services               $    30,474      $    75,100
 Common stock issued for conversion of notes
  payable and interest                          $    53,370      $   156,541
 Common stock issued for conversion of accounts
  payable                                       $     4,000      $    38,027
 Common stock issued for conversion of preferred
  stock                                         $    97,961      $         -
 Options issued to directors for accrued
  directors fees                                $    45,000      $    45,000
 Preferred stock issued as consideration for
  notes payable                                 $   166,124      $         -

Cash Paid For:

 Interest                                       $   115,975      $    97,057
 Income taxes                                   $         -      $         -

The accompanying notes are an integral part of these consolidated financial statements.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003

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

b.  Revenue Recognition

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

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.  Revenue Recognition (Continued)

Lab Revenue (Continued)

customer. Accordingly, all costs associated with the purchase of product inventory are also deferred until the product is delivered. As of March 31, 2004, the Company has recorded unearned revenues and deferred costs of $204,404 and $0, respectively.

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

d. Principles of Consolidation

The accompanying consolidated financial statements consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Provision for Income Taxes (Continued)

Net deferred tax assets consist of the following components as of March 31, 2004, and 2003:

                                                    2004           2003

       Deferred tax assets:
          NOL Carryover                             $ 2,981,523   $3,012,800

       Deferred tax liabilities:                              -            -

       Valuation allowance                           (2,981,523)  (3,012,800)
                                                    -----------  -----------
       Net deferred tax asset                       $         -  $         -
                                                    ===========  ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2004 and 2003 due to the following:


                                                    2004          2003


       Book loss                                       $(59,420) $(177,124)
       Stock for services/options expense                19,233     73,596
       Penalties                                         27,365     10,716
       Other                                               (673)    12,797
       NOL utilization                                   13,495          -
       Valuation allowance                                    -     80,015
                                                       --------  ---------
                                                       $      -  $       -
                                                       ========  =========

At March 31, 2004, the Company had net operating loss carryforwards of approximately $7,600,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the March 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Debt Offering Costs

Debt offering costs are related to private placements in 2001, and have been amortized on a straight line basis over the term of the related debt. Amortization expense related to these costs was $11,622 in 2003 and were fully amortized as of March 31, 2003.

g. Debt Extension Costs

As the 2001 private placement units came due, the Company entered into debt extension agreements with most of the individual debt holders. Per the terms of the extension agreements, each unit, of $1,000 each, would be extended for one year in exchange for 500 shares of common stock. In total, 233,250 shares of common stock, valued at $41,353, were issued to extend $491,500 of debt. The Company also incurred administrative fees of $9,830 related to the extensions. The combined value of the common stock and administrative fees has been capitalized and amortized over the term of the one-year extensions. During the year ended March 31, 2004 and 2003, the Company amortized $5,460 and $46,573, respectively. These costs are fully amortized as of March 31, 2004.

h. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted loss per share is equal to basic loss per share as the result of the antidilutive nature of the stock equivalents. The Company has excluded 4,497,867 potential common stock equivalents from the calculation of basic loss per share.


                                             For the Years Ended
                                                     March 31,
                                                  2004       2003

       Basic loss per share from operations:
       Numerator - loss                        $(152,351)  $(454,163)
       Denominator - weighted average number
         of shares outstanding                19,447,429  15,284,032
                                              ----------  ----------
       Loss per share                         $    (0.01)$     (0.03)

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Newly Issued Accounting Pronouncements

During the year ended March 31, 2004, the Company adopted the following accounting pronouncements:

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.     Newly Issued Accounting Pronouncements (Continued)

During the year ended March 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

j.     Stock Options

As permitted by FASB Statement 148 "Accounting for Stock Based Compensation Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

k.     Property and Equipment

Property and equipment are recorded at cost and being depreciated for financial accounting purposes on the straight-line method over their respective estimated useful lives ranging from five to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations.

Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Depreciation of leased equipment under capital leases is included in depreciation.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003

NOTE 3 -   FIXED ASSETS

Assets and depreciation for the period are as follows:

                                                               March 31,
                                                                 2004

        Computer equipment                                  $     343,093
        Office equipment                                           54,638
        Education assets and software                             278,885
        Accumulated depreciation                                 (676,616)
                                                            -------------
            Total Fixed Assets                              $           -
                                                            =============

Depreciation expense for the years ended March 31, 2004 and 2003 was $25,447 and $57,632, respectively.

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.      Common Stock

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

During the year ended March 31, 2004, the Company received $341 in exchange for the conversion of 34,050 in warrants at $0.01 per share.

During the year ended March 31, 2004, the Company issued 57,600 shares of common stock in exchange for a one-year extension agreement related to the 2001 private placement. The shares were valued at $0.10 per share, or $5,760.

During the year ended March 31, 2004, the Company sold 4,529,167 shares of common stock for cash of $653,000, or an average price of $0.12 per share.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

a.      Common Stock (Continued)

During the year ended March 31, 2004, the Company issued 46,111 shares of common stock in exchange for accounts payable valued at $4,150, or an average of $0.09 per share.

During the year ended March 31, 2004, the Company issued 150,000 shares of common stock for conversion of $15,000 in notes payable or $0.10 per share.

During the year ended March 31, 2004, the Company issued 786,384 shares of common stock in exchange for services valued at $30,474, or an average of $0.04 per share.

During the year ended March 31, 2004, the Company issued 305,441 shares of common stock for accrued interest payable to a related party in the amount of $34,220, or an average of $0.11 per share.

During the year ended March 31, 2004, the Company issued 489,820 shares of common stock for the conversion of 97,964 shares of preferred stock at $0.20 per share.

b.      Preferred Stock

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

The Company recognized a total of $20,712 as beneficial conversion feature on the issuance of preferred stock during 2004 as a result of the ability to convert into common stock at a 20% discount. The beneficial conversion feature has been charged directly to accumulated deficit.

The convertible preferred shares also include a cumulative 10% per annum non-cash dividend, which at March 31, 2004 amounted to $1,294 and has been charged directly to accumulated deficit.

During the year ended March 31, 2004, the Company sold 17,000 shares of preferred stock for cash of $17,000, or $1.00 per share.

During the year ended March 31, 2004, the Company issued 163,814 shares of preferred stock for conversion of $161,500 in notes payable and $2,310 in accrued interest, or $1.00 per share.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at March 31, 2004:

Notes payable to the President bearing interest
 at 10% per annum, all unpaid principal and
 interest due on demand                                        $ 165,882
                                                               ---------
            Total Notes Payable   Related Parties              $ 165,882
                                                               =========
NOTE 6 -   NOTES PAYABLE

Notes payable consisted of the following at March 31, 2004:

Notes payable related to private placement memorandum
 bearing interest at 8.00% per annum, with payments due
 April 6, 2002, through August 29, 2004, $141,500 past due     $ 217,000

Notes payable to four unrelated individuals bearing interest at 8.0% to 11.2% per annum, with payment due within
 one year, unsecured                                              26,665

Line of credit with a bank bearing interest at 13.99%
 per annum, unsecured                                             41,062

Line of credit with a bank bearing interest at 7.0%
 per annum, past due, unsecured                                   26,549

Line of credit with a financing institution with varying
 interest charges, due periodically (generally monthly),
 secured by assets and specific receivables                       38,534
                                                               ---------
               Total Notes Payable                             $ 349,810
                                                               =========
All notes payable are considered to be current.

NOTE 7 -       GAIN ON SETTLEMENT OF DEBT

On June 18, 2002, the Company reached a settlement agreement with a financial institution whereby the Company agreed to pay $20,000 in full satisfaction of a $28,308 debt, which included principal and interest of $25,208 and $3,100, respectively. The difference of $8,308 was recorded as a gain on settlement of debt. The $20,000 obligation was paid-in-full as of March 31, 2003.

On March 3, 2003, the Company reached a settlement agreement with a company to settle a $25,820 debt in exchange for a new promissory note for $18,000. The promissory note does not accrue interest and is payable in monthly installments of $750 until the balance is paid-in-full. The difference of $7,820 was recorded as a gain on settlement of debt. The debt is now again in default and has been classified as an accrued liability (See Note 14)

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003

NOTE 7 - GAIN ON SETTLEMENT OF DEBT (Continued)

During 2004, a $5,000 payable dating back over three years and in dispute, was forgiven by the vendor.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligation

The Company leases its office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in March 2008.

Minimum rental payments under the non-cancelable operating lease is as follows:

            Years ending
               March 31,                                         Amount
                  2005                                           $ 75,500
                  2006                                             81,500
                  2007                                             87,500
                  2008                                             85,250
                  2009                                                  -
                                                                ---------
           Total                                                $ 329,750
                                                                =========

Rent expense was $69,500 and $74,132 for the years ended March 31, 2004 and 2003, respectively.

Litigation

Warren Black v. PCS - On January 18, 2002, Warren Black, a former independent contractor for the Company, filed a complaint against the Company alleging breach of contract. Mr. Black sought the return of certain software products that he claimed to have provided the Company during his employment, or their monetary equivalent, which he claimed to be $15,000. The Company settled this action in February 2003. Per the terms of the settlement agreement, the Company agreed to issue Mr. Black a $6,000 note in full satisfaction of his claim. The note payable was paid in four quarterly installments of $1,500 during 2004.

Key Bank v. PCS and Maher - On March 26, 2002, Key Bank, filed a complaint against the Company seeking recovery of $25,208 and accrued interest alleged to be owed by the Company on a promissory note executed by the Company and guaranteed by Anthony A. Maher, the Company's President and CEO. The Company settled this claim on June 18, 2003, in exchange for $20,000 in cash. As of March 31, 2003, the settlement was paid-in-full and the difference of $8,308 was recorded as a gain on settlement of debt during 2003.

During March 2004, the Company received a notice of default from the attorneys for Xerox Capital Services, LLC (Xerox), in which Xerox assets that the Company is in default on two lease agreements and a promissory note in the amount of $88,242.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

The Company does not dispute this amount, has included this balance in accrued expenses (See Note 14) and is attempting to settle the debt.

NOTE 9 -   GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused you to express substantial doubt about the Company's ability to continue as a going concern are as follows:

During the fiscal year ending March 2004, the Company added depth to one of its most popular product lines, the PCS Brick Lab, introducing the Brick Lab
Grade Series for Grades 1   2 with plans to introduce Grades 3   4 during
fiscal year 2005 and Grades 5   6 during fiscal year 2006.  The Company has
also entered into a distribution agreement which will complement its engineering curriculum and labs. In addition to widening and deepening its product mix, the Company has also entered into agreements with independent sales agency groups which the Company believes will provide better market penetration and coverage. In addition, the Company intends to continue offering its common stock to raise and additional capital necessary to cover operating expenses and its cost containment strategy, not investing significant amounts of capital to research and development.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 -  DILUTIVE INSTRUMENTS

a.  Stock Options

SFAS No. 148, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The current year pro forma net loss includes $13,722 of prior year option expense amortization. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84% to 163% percent for all years; risk-free interest rates of 3% to 6%, and expected lives of 3 to 10 years.

                                              For the Years Ended
                                                     March 31,
                                                2004          2003


        Net loss:
           As reported                     $ (152,351)  $ (454,163)
           Pro Forma                         (272,508)    (653,702)

        Net loss per share:
           As reported                     $    (0.01)  $    (0.03)
           Pro Forma                            (0.01)       (0.04)

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 10 -  DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

       The Company has granted the following options as of March 31, 2004:

                     Date of    Exercise  Exercise      Amount
        Description   Grant      Number    Price      Exercised

   1) Consultant     9-20-00    200,000  $     0.50        0
   2) Employees      9-01-00     25,000  $     0.75        0
   3) Director      01-05-01     25,000  $     0.75        0
   4) Employee      10-24-01     50,000  $     0.30        0
   5) Employee      12-01-01     24,230  $     0.15        0
   6) Board Members 12-10-01  1,000,000  $     0.30        0
   7) Board Members 06-03-02  1,000,000  $     0.16        0
   8) Employees     07-01-02    335,000  $     0.16        0
   9) Employee      07-15-02     15,000  $     0.16        0
  10) Employee      08-15-02      5,000  $     0.16        0
  11) Board Members 10-21-02    499,998  $     0.09        0
  12) Board Members 05-15-03    892,855  $     0.07        0
  13) Employee      05-20-03    100,000  $     0.07        0
  14) Employee      07-25-03     25,000  $     0.10        0
  15) Employee      09-05-03    150,000  $     0.07        0
                              ---------
                              4,347,083
                              =========

                                    Risk-Free
                        Fair        Interest    Expected   Expected
      Description       Value         Rate        Life    Volatility

   1) Consultant    $    0.42         6.15%       3.00      89.37%
   2) Employees     $    0.52         6.21%       3.00      85.69%
   3) Employees     $    0.52         6.21%       3.00      84.39%
   4) Employees     $    0.19         3.76%       3.00     100.52%
   5) Employee      $    0.14         3.76%       3.00      99.80%
   6) Board Members $    0.20         3.76%      10.00      99.80%
   7) Board Members $    0.15         5.69%      10.00     128.9%
   8) Employee      $    0.14         5.48%       3.50     157.77%
   9) Employee      $    0.14         2.84%       3.50     152.96%
  10) Employee      $    0.14         2.84%       3.30     163.77%
  11) Board Members $    0.09         2.84%      10.00     158.83%
  12) Board Members $    0.09         3.94%      10.00     151.61%
  13) Employee      $    0.06         3.94%       4.00     151.61%
  14) Employee      $    0.12         2.81%       4.00     156.24%
  15) Employee      $    0.11         2.81%       4.00     152.03%

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003

NOTE 10 - DILUTIVE INSTRUMENTS (Continued)

a.       Stock Options (Continued)

On May 15, 2003, the Company authorized and issued 892,855 options to Board Members as payment for accrued directors fees. These options vested immediately and have an exercise price of $0.07 per share. The options were determined to have a fair value of $0.09 per share using the Black-Scholes valuation model. The intrinsic value of the shares of $0.02 per share, or $17,857, was recorded as an offset to the accrued liability with the net balance of 27,143 being applied to equity as contribution to captial. The granting of these options resulted in a $61,545 increase in pro forma net loss of the Company.

On May 20, 2003, the Company authorized and issued 100,000 options to an employee. These options vest over three years and have an exercise price of $0.07 per share. The options were determined to have a fair value of $0.06 per share using the Black-Scholes valuation model, there was no intrinsic value expense associated with the issuance of these options. The granting of these options resulted in a $5,725 increase in pro forma net loss of the Company.

On July 15, 2003, the Company authorized and issued 200,000 and 50,000 options to a director and an employee, respectively, as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.10 per share. The options were initially determined to have an intrinsic value of $0.02 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $5,000 of expense and a $21,949 increase in pro-forma net loss. Based on the provisions of FIN 44:
Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25: Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As the intrinsic value of the options remained unchanged as of the date of revaluation, there was no change to the recorded expense related to the options. The Black-Scholes value of the shares decreased by $264, and as such, the pro-forma effect of the options was reduced to $21,685. These options were cancelled by the Company during December 2003.

On July 25, 2003, the Company authorized and issued 25,000 options to an employee as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.10 per share. The options were initially determined to have an intrinsic value of $0.03 per share and a fair value of $0.12 per share using the Black-Scholes valuation model. As such, the Company recognized $750 of current period expense and a $2,183 increase in pro-forma net loss. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25: Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As a result of the revaluation, there was a $250 decrease in the intrinsic value of the options and a corresponding decrease in the recorded expense. The Black-Scholes value of the shares decreased by $264, and as such, the pro-forma effect of the options was reduced to $1,669. These options were cancelled by the Company during December 2003.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 10 -DILUTIVE INSTRUMENTS (Continued)

a.      Stock Options (Continued)

On July 25, 2003, the Company authorized and issued 25,000 options to an employee. These options vest over three years and have an exercise price of $0.10 per share. The options were initially determined to have an intrinsic value of $0.03 per share and a fair value of $0.12 per share using the Black-Scholes valuation model. As such, the Company recognized $750 of current period expense and a $2,183 increase in pro-forma net loss.

On September 1, 2003, the Company authorized and issued 50,000 options to an employee as repriced options replacing previously issued options cancelled immediately prior to the new issuance. These options vest over three years and have an exercise price of $0.12 per share. The options were initially determined to have an intrinsic value of $0.005 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $250 of current period expense and a $5,019 increase in pro-forma net loss. Based on the provisions of FIN 44: Accounting for Certain Transactions Involving Stock Compensation, and APB Opinion 25: Accounting for Stock Issued to Employees, these options are to be accounted for as variable options and as such, were revalued as of September 30, 2003. As the intrinsic value of the options remained unchanged as of the date of revaluation, there was no change to the recorded expense related to the options. The Black-Scholes value of the shares increased by $3, and as such, the pro-forma effect of the options was increased to $4,772. These options were cancelled by the Company during December 2003.


On September 5, 2003, the Company authorized and issued 150,000 options to an employee. These options vest over three years and have an exercise price of $0.07 per share. The options were determined to have an intrinsic value of $0.05 per share and a fair value of $0.11 per share using the Black-Scholes valuation model. As such, the Company recognized $7,500 of current period expense and a $8,856 increase in pro-forma net loss.

b.  Warrants

During the year ended March 31, 2002, the Company issued warrants allowing the holders to purchase 263,607 shares of the Company's common stock. The warrants were issued in conjunction with the private placement memorandum and are exercisable at a price of $0.01 per share for two years. The fair value of the warrants as determined by Black Scholes was $191,634 and was recorded as debt discount. The discount was fully amortized as of March 31, 2003.

During the year ended March 31, 2003, 69,773 of these warrants were exercised and converted into an equivalent number of common shares in exchange for $698 in cash.

During the year ended March 31, 2004, an additional 34,050 of these warrants were exercised in exchange for $340 in cash.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003

NOTE 11 -RELATED PARTY TRANSACTIONS

During the year ended March 31, 2003, three members of the Company's board of directors acted as guarantors on a promissory note that provided the Company $60,600 in financing. This note was paid in full during 2004.

During the year ended March 31, 2003, the Company repaid debt owed to officers of the Company of $20,000.

During the year ended March 31, 2003, the Company borrowed $27,000 from the President of the Company.

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

On May 15, 2003, the Company authorized and issued options to purchase 892,855 shares of common stock to Board Members as payment of $45,000 in accrued director fees. The intrinsic value of these options was $17,857, while the difference, $27,143, was treated as contributed capital from extinguishment of related party debt.

During 2004, the Company issued 305,441 shares of common stock to the Company's President in payment of $32,608 in accrued interest. The stock was valued at the market price of the stock on the dates of conversion, or an average of $0.11 per share.

NOTE 12 - NOTE RECEIVABLE

During March 2004, the Company entered into a Letter of Intent to purchase a company (Acquiree) which never came to fruition. As a result of this Letter of Intent, the Company lent the Acquiree $50,000 under a short-term note. The note was due upon demand and accrued interest at a rate of 1.5% per month. During April 2004, the Company collected the entire principle and interest amounts on this note.

NOTE 13 - DEPOSIT ON DISTRIBUTION RIGHTS

During February and March 2004, the Company lent a company (Borrower) a total of $45,000 in the form of four notes. The notes are due May 6, 2004 and accrue interest at a rate of 1.0% per month. The notes are intended to be used as deposits on the acquisition of distribution rights held by Borrow of certain educational materials in the United States and Canada. As the formal assignment of these rights has not occurred, the notes are being shown as other non-current assets at March 31, 2004.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003


NOTE 14 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2004:

        Accrued directors fees                                 $   45,000
        Accrued lease payments payable                             88,242
        Accrued stock payable                                      75,000
        Credit card and other miscellaneous payables               48,576
                                                               ----------
            Total                                              $  256,818
                                                               ==========
NOTE 15 - SUBSEQUENT EVENTS

During April 2004, the Company collected the entire principle and interest amounts on a $50,000 note receivable.

During April 2004, the Board of Directors authorized the President of the Company to issue up to 30,000 shares of common stock for services to an individual.

During April 2004, the Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock at a price of $0.15 per share to a new board member as compensation.

During April 2004, the Board of Directors authorized the Company's 2004 non-qualified stock option plan.

During April 2004, the Company entered into a consulting agreement for marketing and production assistance. The agreement calls for the issuance of options to purchase a) 2,000,000 shares at a price of $0.10 per share through June 28, 2004 and b) 2,000,000 shares at a price of $0.25 per share through August 28, 2004.

During April 2004, the Company entered into a stock option agreement for the raising of capital as follows: options to purchase 200,000 shares at a price of $0.10 per share; 200,000 shares at a price of $0.20 per share; 200,000 shares at a price of $0.25 per share; 200,000 shares at a price of $0.30 per share; and, 200,000 shares at a price of $0.35 per share, all to expire in one year.

During April 2004, the Company issued 240,000 shares of common stock for services.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None, not applicable.

Item 8(a).  Controls and Procedures.
------------------------------------

          As of the end of the 90 day period at the end of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the name, address, age and position of each officer and director of the Company:


    Name                Age                      Position
    ----                ---                   --------

Anthony A. Maher        57                  Chairman of the Board,
                                            President, and
                                            Chief Executive Officer

Robert O. Grover        41                  Executive Vice President, Chief
                                            Technology Officer

Christina M. Vaughn     35                  Vice President, Chief Financial
                                            Officer

Donald J. Farley        53                  Secretary, Director

Roy M. Svee*            77                  Treasurer, Director

Cecil D. Andrus         76                  Director

Michael K. McMurray                         Director

     Mr. Svee passed away in February 2004. We are waiting until our Annual Meeting to appoint someone to replace him in the position of Treasurer.

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

     Roy M. Svee.  Mr. Svee was since 1996, a director and the Treasurer of
the Company.   Mr. Svee passed away in February 2004.  We are waiting until our Annual Meeting to appoint someone to replace him in the position of Treasurer. Mr. Svee has served with distinction throughout his business career on the Board of Directors of such organizations as Southgate Bank; First National Bank; Colonial Savings; Eastern Heights Bank; TFC Bank and its parent; Hansen Engine and Hansen Air Systems, Inc.; Genius Technologies and JF Goodhouse, Inc., all in Minnesota and Michigan. During his working career, he served as Regional Manager of Montgomery Ward and after that as Senior Vice President-Strategic Planning for Target Stores. He retired from JB Goodhouse, Inc. as President & CEO in 1991. Mr. Svee has a Bachelor of Business Administration degree from the University of Minnesota and served as a pilot in the Navy Air Corps.

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

     Michael K. McMurray. Mr. McMurray comes back to the Board of PCS, having served from 1989 through 1994. He retired from Boise Cascade after serving there for over 30 years, starting as a Treasury Analyst in 1970, Assistant to Realty Controller from 1971 to 1974, Manager, Cash & Banking from 1974 to 1976, Manager of Banking & Corporate Credit from 1976 to 1980, Assistant Treasurer from 1980 to 1989, and then Assistant Treasurer and Director, Retirement Funds from 1989 until he retired in 2000. Mr. McMurray has served with distinction on several Boards including Regence Blue Shield of Idaho, American Red Cross, Farmers & Merchants State Bank, Idaho Housing and Finance, Boise Family YMCA, Hillcrest Country Club, and the Downtown Boise Association. He is a graduate of the University of Idaho with a degree in Finance and has completed the Program for Management Development at the Harvard Business School.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     PCS believes all forms required to be filed under Section 16 of the Exchange Act for all of the Company's directors and executive officers have been timely filed.

Audit Committee.
----------------

     We adopted an audit committee last fiscal year for the purpose of engaging HJ & Associates for the annual audit. The audit committee currently consists of board members, Michael McMurray and Cecil Andrus. The audit committee is currently working with the other board members to determine the scope, responsibilities and length of service for the audit committee. We expect to adopt a formal policy regarding the audit committee during this fiscal year.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and it is attached as Exhibit 14 to this Report. See Item 13.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Anthony A. 3/31/04 120,000   0     0      0     *      0    0
Maher      3/31/03 120,000   0     0      0     0      0    0
President
Director


     *  Mr. Maher was the only executive officer of PCS whose cash
compensation exceeded $100,000 during the last two fiscal years.   See the
table below under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item for stock options granted to Mr. Maher and other members of management during the last two fiscal years ended March 31, 2004 and 2003.

Options Grants in Last Fiscal Year

     There were grants of stock options made during the fiscal years ended March 31, 2004 and 2003 to our directors and executive officers and others. These options are described below under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item.

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

Stock Option Plans and Other Incentive Compensation Plans

     PCS has not adopted any formal option plans or other incentive compensation plans as of the date of this report. We anticipate that our Board of Directors will, in the near future, adopt incentive compensation plans to provide reward and incentives to employees, directors and agents of PCS. PCS has granted the following options to officers, directors, employees and consultants:

                         Number         Date of   Exercise  Expiration
     Option Holder       Shares          Grant    Price       Date
     -------------       ------          -----    -----       ----

     Frances Guiney      50,000         10/21/01  $.30      10/24/04
     Bill Albert          2,310         12/01/01  $.15      12/01/04
     Nathan Cook          1,155         12/01/01  $.15      12/01/04
     Robert O. Grover*    6,467         12/01/01  $.15      12/01/04
     Suzanne Haislip      3,696         12/01/01  $.15      12/01/04
     Christa Roesberry    1,442         12/01/01  $.15      12/01/04
     Anthony A. Maher*    9,160         12/01/01  $.15      12/01/04
     Donald J. Farley*  250,000         12/10/01  $.30      12/10/04
     Roy M. Svee*       250,000         12/10/01  $.30      12/10/04
     Anthony A. Maher*  400,000         12/10/01  $.30      12/10/04
     Cecil D. Andrus*   100,000         12/10/01  $.30      12/10/04
     Board Members*   1,000,000          6/03/02  $.16       6/03/12
     Suzanne Haislip     50,000          7/01/02  $.16       1/01/06
     Christina Vaughn*   50,000          7/01/02  $.16       1/01/06
     William Albert      75,000          7/01/02  $.16       1/01/06
     David Chase         35,000          7/01/02  $.16       1/01/06
     Joe Egusquiza       15,000          7/01/02  $.16       1/01/06
     Laura Baran         25,000          7/01/02  $.16       1/01/06
     Robert O. Grover*   75,000          7/01/02  $.16       1/01/06
     Christa Roesberry   10,000          7/01/02  $.16       1/01/06
     Nathan Cook         15,000          7/15/02  $.16       1/15/06
     Nic Perner           5,000          8/15/02  $.16       2/15/06
     Donald J. Farley*  166,666         10/21/02  $.09      10/21/12
     Roy Svee*          166,666         10/21/02  $.09      10/21/12
     Cecil Andrus*      166,666         10/21/02  $.09      10/21/12
     Donald J. Farley*  214,285          5/15/03  $.07       5/15/13
     Roy Svee*          214,285          5/15/03  $.07       5/15/13
     Cecil Andrus*      214,285          5/15/03  $.07       5/15/13
     Anthony Maher*     250,000          5/15/03  $.07       5/15/13
     Suzanne Haislip    100,000          5/20/03  $.07       5/20/07
     Joe Egusquiza       25,000          7/25/03  $.10       7/15/07
     Christina Vaughn*  150,000          9/05/03  $.07       9/15/07

         * Denotes directors and executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth information concerning the beneficial ownership of PCS common stock as of June 28, 2004, by each director and executive officer, all directors and officers as a group, and each person known to PCS to beneficially own 5% or more of its outstanding common stock.

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned(1)              Owned(1)
     -------------------           ---------------              --------

     Anthony A. Maher                2,123,601(3)                  7.67%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Robert O. Grover                  596,467(4)                  2.15%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Roy M. Svee                     1,230,951(5)                  4.44%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Donald J. Farley                1,361,951(6)                  4.92%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Cecil D. Andrus                   504,284(7)                  1.82%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Christina M. Vaughn               200,000(8)                  (2)
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     All officers and Directors as a
     group                           6,017,254                    21.72%
     (6 persons)

     (1) Based upon 24,919,752 shares of common stock issued and outstanding as of June 28, 2004, including 2,783,480 shares that may be issued upon the exercise of currently exercisable options, for a total number of shares outstanding of 27,703,232, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

     (2)  Under 1 percent.

     (3) These shares include (i) 1,405,441 shares owned of record by Mr. Maher, (ii) 10,000 shares owned by Louise Maher, (iii) 9,500 shares which are beneficially owned by a family limited liability named Sullivan Maher for which Mr. Maher acts as a manager (iv) 35,000 shares owned by the Nick Maher foundation of which Mr. Maher is a trustee, (v) 4,500 shares owned by E.L. Sullivan which are voted by Mr. Maher pursuant to an irrevocable proxy, (vi) 9,160 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.15 per share and are exercisable through December 2004, (vii) 400,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004, and
(viii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through May 15, 2007.

     (4) These shares include (i) 315,000 shares owned of record by Mr. Grover, (ii) 75,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through December 31, 2005, (iii) 6,467 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.15 per share through November 30, 2004 and (iv) 200,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through July 15, 2007.

     (5) These shares include (i) 600,000 shares owned of record by Mr. Svee,
(ii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004, (iii) 214,285 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through May 15, 2007, and (iv) 166,666 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through October 21, 2012.

     (6) These shares include (i) 722,000 shares owned of record by Mr. Farley, (ii) 9,000 shares in the name of Ryan Farley, (iii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2004, (iv) 214,285 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through May 15, 2007, and (v) 166,666 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through October 21, 2012.

     (7) These shares include (i) 123,333 shares owned of record by Mr. Andrus, and (ii) 214,285 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through May 15, 2007, and (iii) 166,666 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through October 21, 2012.

     (8) These shares include (i) 50,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through December 31, 2005 and (ii) 150,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through September 15, 2007.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the last two fiscal years ended March 31, 2004 and 2003, we have granted certain options to members of our management. See the heading "Stock Option Plans and Other Incentive Compensation Plans" of Item 10, above.

     During the year ended March 31, 2003, three members of the Company's board of directors acted as guarantors on a promissory note that provided the Company $60,600 in financing. This note was paid in full during 2004.

     During the years ended March 31, 2003, the Company repaid debt owed to the President of the Company of $20,000.

     During the years ended March 31, 2003, the Company borrowed $27,000 from the President of the Company.

     On October 21, 2002, we authorized and issued options to purchase 499,998 shares of common stock to Board Members as payment for accrued directors fees totaling $45,000. These options vested immediately and have an exercise price of $0.09 per share. This payment covered all directors fees incurred for the year ended March 31, 2002. As of March 31, 2003, we still owes these directors $45,000 for services rendered during the year ended March 31, 2003.

     On May 15, 2003, we authorized and issued options to purchase 892,855 shares of common stock to Board Members as payment of $45,000 in accrued director fees. The intrinsic value of these options was $17,857, while the difference, $27,143, was treated as contributed capital from extinguishment of related party debt.

     During 2004, we issued 305,441 shares of common stock to the Company's President in payment of $32,608 in accrued interest. The stock was valued at the market price of the stock on the dates of conversion, or an average of $0.11 per share.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.

     No Current Reports on Form 8-K of the Securities and Exchange Commission have been filed by the Company during the last quarter of its fiscal year ended March 31, 2004.


Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on SB-2, as        Parts I, II and III
amended.**

          (ii)

Exhibit
Number               Description
------               -----------
 14           Code of Ethics

 21           Subsidiaries of the Company

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to PCS by its principal accountants during the fiscal years ended March 31, 2004, and March 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $19,845        $18,037

     Audit-related fees                $     0        $     0

     Tax fees                          $     0        $     0

     All other fees                    $     0        $     0

     Total fees                        $19,845        $18,037

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above. The fees disclosed in this category include due diligence, preparation of pro forma financial statements as a discussion piece for a Board member, and preparation of letters in connection with the filing of Current Reports on Form 8-K.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PCS EDVENTURES!.COM, INC.



Date: 7/1/04                             By/s/Anthony A. Maher
      -------------                      -------------------------------------
                                         Anthony A. Maher
                                         CEO, President and Chairman of the
                                         Board of Directors


Date: 7/1/04                             By/s/Christina M. Vaughn
      -------------                      -------------------------------------
                                         Christina M. Vaughn
                                         Vice President and CFO


Date: 7/1/04                             By/s/Donald J. Farley
      -------------                      -------------------------------------
                                         Donald J. Farley
                                         Secretary and Director


Date: 7/1/04                             By/s/Cecil D. Andrus
      -------------                      ------------------
                                         Cecil D. Andrus
                                         Director