Form 10QSB
period 2004-06-30
PCS EDVENTURES COM INC
filed 2004-08-23
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------

                       Commission File No. 000-49990

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]


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

                                25,627,039

                              June 30, 2004

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

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2004 and March 31, 2004

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                    June 30,      March 31,
                                                      2004          2004
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $   149,516  $  113,820
 Accounts receivable                                   359,123     449,518
 Inventory                                              12,507           -
 Note receivable                                             -      50,000
 Prepaid expenses                                            -       6,084
                                                   -----------  ----------
  Total Current Assets                                 521,146     619,422
                                                   -----------  ----------

FIXED ASSETS (NET)                                           -           -
                                                   -----------  ----------
OTHER ASSETS

 Deposit on distribution rights                         45,000      45,000
 Deposits                                                6,175       6,175
                                                   -----------  ----------
  Total Other Assets                                    51,175      51,175
                                                   -----------  ----------
  TOTAL ASSETS                                     $   572,321  $  670,597
                                                   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     June 30,     March 31,
                                                       2004         2004
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $   95,816   $  55,665
 Wages payable                                          38,436      38,436
 Payroll taxes payable                                 123,337     182,949
 Accrued interest                                       70,842      60,563
 Accrued expenses                                      225,702     256,818
 Unearned revenue                                      170,712     204,404
 Notes payable - related parties                       155,228     165,882
 Notes payable                                         203,724     349,810
                                                    ----------   ---------
  Total Current Liabilities                          1,083,797   1,314,527
                                                    ----------   ---------
  Total Liabilities                                  1,083,797   1,314,527
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, no par value, authorized
   10,000,000 shares, 82,850 and 82,850 shares
   issued and outstanding, respectively                120,473     120,473
 Common stock, no par value, authorized 50,000,000
  shares; 25,627,039 and 24,230,874 shares issued
  and outstanding, respectively                     23,796,850  23,023,323
 Expenses prepaid with common stock                    (46,042)    (67,292)
 Variable deferred consulting fees                    (293,333)          -
 Accumulated deficit                               (24,089,424)(23,720,434)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                (511,476)   (643,930)
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $   572,321 $   670,597
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)


                                                 For the Three Months Ended
                                                           June 30,
                                                 --------------------------
                                                    2004              2003
                                                 -------------   ----------
REVENUES

 Lab Revenue                                        $  395,729   $ 449,126
 License Revenue                                        45,961      38,478
 Subscription Revenue                                    3,008       3,750
                                                    ----------   ---------
  Total Revenues                                       444,698     491,354
                                                    ----------   ---------
COST OF GOODS SOLD                                     147,472     185,266
                                                    ----------   ---------
GROSS PROFIT                                           297,226     306,088
                                                    ----------   ---------
OPERATING EXPENSES

 Salaries and wages                                    116,859     127,641
 Depreciation expense                                        -      14,408
 Stock options issued for consulting services          322,442           -
 General and administrative                            242,722     148,979
                                                    ----------   ---------
  Total Operating Expenses                             682,023     291,028
                                                    ----------   ---------
OPERATING INCOME (LOSS)                               (384,797)     15,060
                                                    ----------   ---------
OTHER INCOME AND (EXPENSES)

 Gain on settlement of debt (Note 4)                    43,990           -
 Interest income                                           949           -
 Interest expense                                      (30,438)    (25,280)
 Other income                                            7,293           -
 Other expense                                          (1,467)          -
                                                    ----------   ---------
  Total Other Income and (Expenses)                     20,327     (25,280)
                                                    ----------   ---------
LOSS BEFORE INCOME TAXES                              (364,470)    (10,220)

INCOME TAX EXPENSE (BENEFIT)                                 -           -
                                                    ----------   ---------
NET LOSS                                            $ (364,470)  $ (10,220)
                                                    ==========   =========
BASIC AND DILUTED LOSS PER SHARE                    $    (0.01)  $   (0.00)
                                                    ==========   =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING, BASIC AND
 DILUTIVE                                           24,692,361  17,909,075
                                                    ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                         --------------------------   ------------------------
                              Shares        Amount      Shares       Amount
                         -------------  -----------   ----------  ------------
Balance, March 31, 2003  17,832,301    $ 22,105,987           -    $        -

Common stock issued for
extinguishment of debt and
interest at $0.09 per
share                        35,000           3,150           -             -

Options issued to directors
for accrued directors fees
(Note 11)                         -          17,857           -             -

Contribution to capital
(Note 11)                         -          27,143           -             -

Common stock issued for
conversion of accounts
payable at $0.09 per
share                        11,111           1,000           -             -

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per
share                       202,234          20,223           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                        19,050             191           -             -

Repriced options granted
below market value                -           6,000           -             -

Options granted below
market value                      -           8,250           -             -

                         ----------     -----------   ---------  ------------
Balance Forward          18,099,696     $22,189,801           -  $          -
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2003           $          -        $        - $(23,530,460)

Common stock issued for
extinguishment of debt and
interest at $0.09 per share                  -                 -            -

Options issued to directors for
accrued director's fees                      -                 -            -

Contribution of capital                      -                 -            -

Common Stock issued for
conversion of accounts payable
at $0.09 per share                           -                 -            -

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per                        -                 -            -

Common stock issued for
the conversion of
warrants at $0.01 per
share                                        -                 -            -

Repriced options granted
below market value                           -                 -            -

Options granted below
market value                                 -                 -            -
                                   -----------         --------- ------------
Balance Forward                    $         -         $       - $(23,530,460)
                                   -----------         --------- ------------

The accompanying notes are an integral part of these consolidated financial statements.

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance Forward           18,099,696    $22,189,801           -  $          -

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -       5,000         5,000

Preferred stock issued
for cash at $1.00 per
share                             -               -       5,000         5,000

Discount on preferred
stock                             -               -           -         2,500

Common stock issued for
extension of debt at
$0.10 per share              57,600           5,760           -             -

Common stock issued for
conversion of
debt at $0.10 per share     150,000          15,000           -             -

Common stock issued for
cash at $0.01 per share     150,000          15,000           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                         6,000              60           -             -

Common stock issued for
cash at $0.10 per share     550,000          55,000           -             -

Revaluation of repriced
and outstanding options           -            (500)          -             -
                        -----------   -------------   ---------   -----------
Balance forward          19,013,296   $  22,280,121      10,000   $    12,500
                        -----------   -------------   ---------   -----------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting     Deficit
                               -----------------     ----------  -----------
Balance forward               $          -           $       -  $(23,530,460)

Preferred stock issued
for conversion of debt
at $1.00 per share                       -                   -             -

Preferred stock issued
for cash at $1.00 per
share                                    -                   -             -

Discount on preferred
stock                                    -                   -        (2,500)

Common stock issued for
extension of debt at
$0.10 per share                          -                   -             -

Common stock issued for
conversion of
debt at $0.10 per share                  -                   -             -

Common stock issued for
cash at $0.01 per share                  -                   -             -

Common stock issued for the
conversion of warrants at
$0.01 per share                          -                   -             -

Common stock issued for cash
at $0.10 per share                       -                   -             -

Revaluation of repriced and
outstanding options                      -                   -             -
                               -----------           ---------   -----------
Balance forward                $         -           $          $(23,532,960)
                               -----------           ---------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                Common Shares              Preferred Shares
                         --------------------------    ----------------------
                           Shares           Amount      Shares       Amount
                         ----------   -------------    --------   -----------
Balance forward          19,013,296   $  22,280,121      10,000   $    12,500

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                         6,000              60           -             -

Common stock issued for
cash at $0.10 per share     250,000          25,000           -             -

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
the conversion of warrants
at $0.01 per share            3,000              30           -             -

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
cash at $0.12 per share     200,000          24,000           -             -

Common stock issued for
cash at $.012 per share     200,000          24,000           -             -

Common stock issued for
services and prepaid
services at $0.12           680,000          85,000           -             -
                       ------------   -------------  ----------  ------------
Balance forward          20,952,296   $  22,498,211      10,000  $     12,500
                       ============   =============  ==========  ============

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting     Deficit
                               -----------------   ------------  ------------
Balance forward                $          -           $       -  $(23,532,960)

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                                     -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
the conversion of warrants
at $0.01 per share                        -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
cash at $0.12 per share                   -                   -             -

Common stock issued for
cash at $.012 per share                   -                   -             -

Common stock issued for
services and prepaid
services at $0.12                   (67,292)                  -             -
                                 ----------          ----------  ------------
Balance forward                  $  (67,292)         $        -  $(23,532,960)
                                 ==========          ==========  ============

                                F-7
The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                Common Shares              Preferred Shares
                         --------------------------   -----------------------
                           Shares          Amount      Shares       Amount
                         ----------   -------------   ---------   -----------
Balance forward          20,952,296   $  22,498,211      10,000   $    12,500

Common stock issued for
accrued interest at $0.12   103,207          12,385           -             -

Common stock issued for
accrued legal fees at $.012 106,384          12,766           -             -

Common stock issued for cash
at $0.12 per share          100,000          12,000           -             -

Common stock issued for cash
at $0.12 per share           75,000          15,000           -             -

Preferred stock issued for
cash at $1.00 per share           -               -      12,000        12,000

Discount on preferred stock       -               -           -         3,000

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      11,614        11,613

Discount on preferred stock       -               -           -         2,903
                         ----------     -----------   ---------  ------------
Balance forward          21,436,887     $22,570,362      33,614  $     42,016
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting    Deficit
                               -----------------     ----------  ------------
Balance forward                $    (67,292)          $       -  $(23,532,960)

Common stock issued for
accrued interest at $0.12                 -                   -             -

Common stock issued for
accrued legal fees at $.012               -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Preferred stock issued for
cash at $1.00 per share                   -                   -             -

Discount on preferred stock               -                   -        (3,000)

Common stock issued for cash
at $0.20 per share                        -                   -             -

Common stock issued for cash
at $0.20 per share                        -                   -             -

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Discount on preferred stock               -                   -        (2,903)
                                -----------           ---------  ------------
Balance forward                 $  (67,292)           $       -  $(23,538,863)
                               -----------            ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                Common Shares              Preferred Shares
                         --------------------------    ----------------------
                           Shares           Amount      Shares       Amount
                         -----------    -----------    --------  ------------
Balance forward          21,436,887     $22,570,362      33,614  $     42,016

Common stock issued for
conversion of preferred at
$0.20 per share              58,070          11,613     (11,614)      (11,613)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      15,165        15,165

Discount on preferred stock       -               -           -         3,791

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      25,275        25,274

Discount on preferred stock       -               -           -        (2,527)

Common stock issued for
conversion of preferred at
$0.20 per share             126,375          25,274     (25,275)      (25,274)

Common stock issued for cash
at $0.12 per share          166,667          20,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      15,181        15,181

Discount on preferred stock       -               -           -         3,795

Common stock issued for cash
at $.125 per share          400,000          50,000           -             -

                         ----------     -----------   ---------  ------------
Balance forward          22,187,999     $22,677,249      52,346  $     70,862
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting     Deficit
                               -----------------    -----------  ------------
Balance forward                $    (67,292)         $        -  $(23,538,863)

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (3,791)

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Discount on preferred stock               -                   -        (2,527)

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (3,795)

Common stock issued for cash
at $0.125 per share                       -                   -             -

                                -----------           ---------  ------------
Balance forward                 $   (67,292)          $       -  $(23,548,976)
                                -----------           ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                               Common Shares               Preferred Shares
                         --------------------------    ----------------------
                            Shares         Amount      Shares       Amount
                         -----------    -----------    --------  ------------
Balance forward          22,187,999     $22,677,249      52,346  $     70,862

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      10,134        10,134

Common stock issued for
conversion of preferred at
$0.20 per share              50,670          10,134     (10,134)      (10,134)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -       5,069         5,069

Discount on preferred stock       -               -           -         1,267

Common stock issued for
cash at $0.20 per share     125,000          25,000           -             -

Common stock issued for
cash at $.016 per share   1,562,500         250,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,154        10,154

Discount on preferred stock       -               -           -         2,538

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -       5,092         5,092

Discount on preferred stock       -               -           -         1,273

                         ----------     -----------   ---------  ------------
Balance forward          23,926,169     $22,962,383      72,661  $     96,255
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred     Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  ------------
Balance forward                $    (67,292)         $        -  $(23,548,976)

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (1,267)

Common stock issued for
cash at $0.20 per share                   -                   -             -

Common stock issued for
cash at $.016 per share                   -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,538)

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (1,273)
                                -----------           ---------  ------------
Balance forward                 $   (67,292)          $       -  $(23,554,054)
                                -----------           ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                               Common Shares               Preferred Shares
                         --------------------------     ---------------------
                           Shares          Amount        Shares       Amount
                         ----------     -----------     -------  ------------
Balance forward          23,926,169     $22,962,383      72,661  $     96,255

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      40,746        40,745

Discount on preferred stock       -               -           -         8,149

Common stock issued for
conversion of preferred at
$0.25 per share             203,730          40,745     (40,746)      (40,745)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,189        10,189

Discount on preferred stock       -               -           -         2,547

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,195        10,195

Discount on preferred stock       -               -           -         2,039

Common stock issued for
conversion of debt at $0.25
per share                    50,975          10,195     (10,195)      (10,195)

Pro-rata cumulative non-cash
preferred stock dividend          -               -           -         1,294

Net loss for the year
ended March 31, 2004              -               -           -             -
                         ----------     -----------   ---------  ------------
Balance, March 31, 2004  24,230,874     $23,023,323      82,850  $    120,473
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting     Deficit
                               -----------------     ----------  -----------
Balance forward                $    (67,292)         $        -  $(23,554,054)

Common stock issued for cash
at $0.20 per share                        -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (8,149)

Common stock issued for
conversion of preferred at
$0.25 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,547)

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,039)

Common stock issued for
conversion of debt at $0.25
per share                                 -                   -             -

Pro-rata cumulative non-cash
preferred stock dividend                  -                   -        (1,294)

Net loss for the year
ended March 31, 2004                      -                   -      (152,351)
                               ------------           ---------  ------------
Balance, March 31, 2004        $    (67,292)          $       -  $(23,720,434)
                               ------------           ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                               Common Shares               Preferred Shares
                         --------------------------     ---------------------
                           Shares          Amount        Shares       Amount
                         ----------     -----------     -------  ------------
Balance, March 31, 2004  24,230,874     $23,023,323      82,850  $    120,473

Stock options issued to
consultants for variable
deferred consulting fees
(unaudited)                       -         507,877           -             -

Intrinsic value of stock
options issued to Board
Member below market for
services (unaudited)              -           3,000           -             -

Common stock issued for
services at $0.17 per share
(unaudited)                  30,000           5,100           -             -

Stock offering costs
(unaudited)                       -          (5,100)          -             -

Common stock issued for
services at $0.17 per share
(unaudited)                 240,000          40,800           -             -

Stock offering costs
(unaudited)                       -         (40,800)          -             -

Common stock issued for
conversion of debt at
$0.20 per share
(unaudited)                 376,165          75,232           -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                 750,000          75,000           -             -

Amortization of expenses
prepaid with common stock
(unaudited)                       -               -           -             -

Amortization and
revaluation of variable
deferred consulting fees
(unaudited)                       -         107,898           -             -
                         ----------     -----------   ---------  ------------
Balance Forward          25,627,039     $23,792,330      82,850  $    120,473
                         ----------     -----------   ---------  ------------

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting     Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2004        $    (67,292)         $        -  $(23,720,434)

Stock options issued to
consultants for variable
deferred consulting fees
(unaudited)                               -            (507,877)            -

Intrinsic value of stock
options issued to Board
Member below market for
services (unaudited)                      -                   -             -

Common stock issued for
services at $0.17 per share
(unaudited)                               -                   -             -

Stock offering costs
(unaudited)                               -                   -             -

Common stock issued for
services at $0.17 per share
(unaudited)                               -                   -             -

Stock offering costs
(unaudited)                               -                   -             -

Common stock issued for
conversion of debt at
$0.20 per share
(unaudited)                               -                   -             -

Common stock issued for
cash at $0.10 per share
(unaudited)                               -                   -             -

Amortization of expenses
prepaid with common stock
(unaudited)                          21,250                   -             -

Amortization and
revaluation of variable
deferred consulting fees
(unaudited)                               -             214,544             -
                               ------------           ---------  ------------
Balance Forward                $    (46,042)          $(293,333) $(23,720,434)
                               ------------           ---------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                               Common Shares               Preferred Shares
                         --------------------------     ---------------------
                           Shares           Amount      Shares       Amount
                         ----------     -----------     -------  ------------
Balance Forward          25,627,039     $23,792,330      82,850  $    120,473

Pro-rata cumulative
non-cash preferred Stock
dividend (unaudited)              -           4,520           -             -

Net loss for the three
months ended June 30,
2004 (unaudited)                  -               -           -             -
                         ----------     -----------   ---------  ------------
Balance, June 30, 2004
(Unaudited)              25,627,039     $23,796,850      82,850  $    120,473
                         ==========     ===========   =========  ============

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting     Deficit
                               -----------------     ----------  -----------
Balance Forward                $    (46,042)          $(293,333) $(23,720,434)

Pro-rata cumulative
non-cash preferred Stock
dividend (unaudited)                      -                   -        (4,520)

Net loss for the three
months ended June 30,
2004 (unaudited)                          -                   -      (364,470)
                               ------------           ---------  ------------
Balance, June 30, 2004
(Unaudited)                    $    (46,042)          $(293,333) $(24,089,424)
                               ============           =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                            For the
                                                       Three Months Ended
                                                            June 30,
                                                      ----------------------
                                                         2004        2003
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $(364,470)   $ (10,220)
 Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  Depreciation                                                -       14,408
  Gain on extinguishment                                (43,990)           -
  Stock options issued for consulting services          322,442            -
  Stock options issued for board compensation             3,000            -
  Amortization of expenses prepaid with common stock     21,250            -
  Amortization of debt offering and extension costs           -        5,299
 Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable             90,395      (35,167)
  Decrease in prepaid expenses                            6,084       99,900
  (Increase) in inventory                               (12,507)        (762)
  Increase (decrease) in accounts payable and accrued
   liabilities                                           (6,587)      78,544
  Increase (decrease) in interest payable                12,511      (19,825)
  (Decrease) in unearned revenue                        (33,692)      (8,100)
                                                      ---------     --------
   Net Cash Provided (Used) by Operating Activities      (5,564)     124,077
                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash receipt on notes receivable                        50,000            -
                                                      ---------     --------
   Net Cash Provided by Investing Activities             50,000            -
                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES

 (Decrease) in cash overdraft                                 -       (8,053)
 Payments to related parties                            (10,654)           -
 Payments on long-term debt                             (73,086)    (164,811)
 Proceeds from long-term debt                                 -       67,379
 Proceeds from common stock                              75,000            -
                                                       --------    ---------
   Net Cash Used by Financing Activities                 (8,740)    (105,485)
                                                       --------    ---------
NET INCREASE IN CASH                                     35,696       18,592

CASH AT BEGINNING OF PERIOD                             113,820       11,449
                                                       --------    ---------
CASH AT END OF PERIOD                                  $149,516    $  30,041
                                                       ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                            For the
                                                       Three Months Ended
                                                            June 30,
                                                     ---------------------
                                                        2004        2003
                                                     ----------- ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                       $    75,232 $  23,373
 Common stock issued for stock offering costs        $    45,900 $       -
 Common stock issued for payment on accounts payable $         - $  28,143
 Stock options issued for consulting services        $   322,442 $       -
 Stock options issued for board compensation         $     3,000 $       -

Cash Paid For:

 Interest                                            $         - $  16,367
 Income taxes                                        $         - $       -


The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2004 and March 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. The Company has expanded its product line to include three additional educational labs, which they believe will significantly boost future revenues. The Company also intends to continue offerings of its common stock to raise the capital necessary to cover operating costs not provided for by current revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish this plan and to eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2004 and March 31, 2004

NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

a.  Stock Options (Continued)

During the quarter ended June 30, 2004, the Company issued options to purchase 150,000 shares of common stock to a newly appointed member of the Board of Directors for services rendered. The options are exercisable at $0.15 per share for 10 years. The issuance of these options resulted in $3,000 in non-cash director expenses included in general and administrative expense.

Due to the death of a member of the Company's Board of Directors and in accordance with the terms of the related option agreements, options to purchase up to 880,951 shares of the Company's common stock were allowed to expire unexercised.

During the quarter ended June 30, 2004, the Company issued options to purchase 6,000,000 shares of its common stock for prepaid consulting fees. The options are exercisable immediately with 2,000,000 options exercisable at a price of $0.10 per share for 60 days while 4,000,000 are exercisable at a price of $0.25 per share for 120 days. During the quarter, 750,000 options were exercised at $0.10 and 1,250,000 were allowed to expire unexercised. The issuance of these options resulted in the recording of $372,988 in variable deferred consulting fees.

In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and due to the options being issued for ongoing services, the options are being valued as the services are completed. In order to capture the changes in the fair value of the options over the term of service, changes in the fair values at interim reporting dates are attributed in accordance with FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". FIN 28 states that consulting expense should be measured at the end of each period as the amount by which the fair value of the options covered by a grant exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the grantee performs the related services. Changes in the quoted market value are being reflected as adjustments of deferred consulting and consulting expense in the period and will continue until the date the services are complete. Consulting deferred during the service period is being adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the fair value of the options covered by the grant but shall not be adjusted below zero. The offsetting adjustment is being made to consulting expense of the period in which changes in the fair value occur.
The issuance of these options resulted in the recording of an increase in deferred valuation of $34,787 and $287,775 in non-cash consulting expense during the quarter ended June 30, 2004.

During the quarter ended June 30, 2004, the Company issued options to purchase 800,000 shares of its common stock for prepaid consulting fees. The options are exercisable immediately in groups of 200,000 at prices of $0.10, $0.20, $0.30 and $0.35 per share for one year. The issuance of these options resulted in the recording of $134,889 in variable deferred consulting fees.
In accordance with EITF 96-18 and FIN 48, the issuance of these options resulted in the recording of an increase in deferred valuation of $73,111 and $34,667 in non-cash consulting expense during the quarter ended June 30, 2004.

SFAS No. 148, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The current year pro forma net loss includes $13,722 of prior

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2004 and March 31, 2004


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

a.  Stock Options (Continued)

year option expense amortization. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

                                           For the Three Months Ended
                                                       June 30,
                                           --------------------------
                                                2004            2003
                                           ------------    ----------
        Net loss:
           As reported                       $ (364,470)   $ (10,220)
           Pro Forma                           (390,401)     (80,921)

        Net loss per share:
           As reported                       $    (0.01)   $   (0.00)
           Pro Forma                              (0.02)       (0.02)

      The Company has the following outstanding options as of June 30, 2004:


                   Date of  Exercise  Exercise   Amount     Amount     Amount
  Description      Grant      Number    Price   Exercised  Exp/Cnld    Vested
----------------  -------- ---------  --------  --------- --------- ----------
1) Employee       10-24-01    50,000  $   0.30         0          0     50,000
2) Employee       12-01-01    24,230  $   0.15         0          0     24,230
3) Board Members  12-10-01 1,000,000  $   0.30         0   (250,000)   750,000
4) Board Members  06-03-02 1,000,000  $   0.16         0   (250,000)   750,000
5) Employees      07-01-02   335,000  $   0.16         0          0    335,000
6) Employee       07-15-02    15,000  $   0.16         0          0     15,000
7) Employee       08-15-02     5,000  $   0.16         0          0      5,000
8) Board Members  10-21-02   499,998  $   0.09         0   (166,666)   333,332
9) Board Members  05-15-03   892,855  $   0.07         0   (214,285)   678,570
10) Employee      05-20-03   100,000  $   0.07         0          0    100,000
11) Employee      07-25-03    25,000  $   0.10         0          0     25,000
12) Employee      09-05-03   150,000  $   0.07         0          0    150,000
13) Employee      09-25-03    25,000  $   0.15         0          0          0
14) Employee      04-28-04   150,000  $   0.15         0          0    150,000
15) Consultant    04-28-04 2,000,000  $   0.10  (750,000)(1,250,000)         0
16) Consultant    04-28-04 4,000,000  $   0.25         0          0  4,000,000
17) Consultant    04-28-04   200,000  $   0.10         0          0    200,000
18) Consultant    04-28-04   200,000  $   0.20         0          0    200,000
19) Consultant    04-28-04   200,000  $   0.30         0          0    200,000
20) Consultant    04-28-04   200,000  $   0.35         0          0    200,000
                          ----------           --------- ---------- ----------
                          11,072,083            (750,000)(2,130,951) 8,166,132
                          ==========           ========= ========== ==========

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2004 and March 31, 2004


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

a.  Stock Options (Continued)


                                    Risk-Free
                        Fair        Interest    Expected   Expected
      Description       Value         Rate        Life    Volatility
   ---------------- ---------       ---------   --------  ----------
   1) Employees     $    0.19         3.76%       3.00     100.52%
   2) Employee      $    0.14         3.76%       3.00      99.80%
   3) Board Members $    0.20         3.76%      10.00      99.80%
   4) Board Members $    0.15         5.69%      10.00     128.9%
   5) Employee      $    0.14         5.48%       3.50     157.77%
   6) Employee      $    0.14         2.84%       3.50     152.96%
   7) Employee      $    0.14         2.84%       3.30     163.77%
   8) Board Members $    0.09         2.84%      10.00     158.83%
   9) Board Members $    0.09         3.94%      10.00     151.61%
  10) Employee      $    0.06         3.94%       4.00     151.61%
  11) Employee      $    0.12         2.81%       4.00     156.24%
  12) Employee      $    0.11         2.81%       4.00     152.03%
  13) Employee      $    0.11         3.07%       5.85     152.03%
  14) Employee      $    0.17         4.43%      10.00     344.55%
  15) Consultant    $    0.08         0.98%       0.17     187.13%
  16) Consultant    $    0.05         0.98%       0.33     187.13%
  17) Consultant    $    0.17         1.55%       1.00     537.80%
  18) Consultant    $    0.17         1.55%       1.00     537.80%
  19) Consultant    $    0.17         1.55%       1.00     537.80%
  20) Consultant    $    0.17         1.55%       1.00     537.80%

        b.           Warrants

During the quarter ended June 30, 2004, warrants representing rights to purchase 159,784 shares of common stock were allowed to expire unexercised and there are no warrants remaining at June 30, 2004.

NOTE 4 - MATERIAL EVENTS

During July 2004, the Company agreed to a Release of All Claims and Settlement Agreement (the Settlement) with Xerox Capital Services, LLC in regard to a past due notes payable and copier lease payments. The Settlement calls for the payment of $44,252 in installments as follows: $7,500 upon execution; $10,000 on or before August 5, 2004; $10,000 on or before August 19, 2004; $12,500 on or before September 15, 2004; and $4,252 on or before October 15, 2004. In addition, the Company agreed to return the copier. The Company has recognized a gain on extinguishment of debt of $43,990 as a result of this Settlement.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2004 and March 31, 2004

NOTE 5 - SUBSEQUENT EVENTS

During July 2004, the Company issued 250,000 shares of common stock to its Chief Executive Officer for the non-cash exercise of options, reducing related party debt by $17,500.

During July 2004, the Company issued options to purchase 5,000 shares of its common stock for consulting services rendered. The options are exercisable immediately at a price of $0.15 per share for five years.

During July 2004, the Company issued options to purchase 153,533 shares of its common stock to an employee. The options are exercisable at $0.15 per share as follows: 50,000 on or after July 29, 2005; 50,000 on or after July 29, 2006; and, 53,533 on or after July 29, 2007. The options expire on July 29, 2009.

During July 2004, the Company issued options to purchase 50,000 shares of its common stock to an employee. The options are exercisable at $0.13 per share as follows: 10,000 on or after July 10, 2005; 20,000 on or after July 10, 2006; and, 20,000 on or after July 10, 2007. The options expire on July 10, 2009.

During August 2004, the Company issued options to purchase 50,000 shares of its common stock to an employee. The options are exercisable at $0.13 per share as follows: 10,000 on or after July 10, 2005; 20,000 on or after July 10, 2006; and, 20,000 on or after July 10, 2007. The options expire on July 10, 2009.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Three months ended June 30, 2004, compared to three months ended
June 30, 2003.
--------------

         Revenues for the three-month period ended June 30, 2004, decreased by $46,656, or (9.5%) to $444,698 as compared to $491,354 for the three-month period ended June 30, 2003. Revenues decreased due to a policy change in the fourth quarter of fiscal year 2004. PCS changed its policy to give our customers more choice in their lab materials. Under the new policy, our customers can choose where to purchase their lab materials (e.g. LEGO (Registered) manipulatives) and they simply purchase the PCS curriculum, customized furniture unit and site license materials from PCS. There is no effect on our gross profit as our revenues are reduced by same amount as our cost of goods sold. PCS sold 279 labs during the three-month period ended June 30, 2004, which is an increase of 84.8%, or 128 labs, as compared to 151 labs for the three-month period ended June 30, 2003.

         General and administrative costs have increased by $93,743, or 62.9% to $242,722 for the three-month period ended June 30, 2004, as compared to $148,979 for the three-month period ended June 30, 2003. This increase is primarily due to increased commission expense, due to a restructuring of our employee sales department commission agreements; an increase in outside consulting services; and an increase in marketing expenses, including travel, trade shows and marketing brochures.

         Operating expenses for the three-month period ended June 30, 2004, included a non-cash expenditure for $322,442 associated with stock options which were granted to a consultant. The scope of said consulting agreement includes advisement and consultation regarding distribution strategies, evaluation of potential acquisition targets and the structuring of any such transactions, and business development strategies, including geographic and service expansion plans. The approximate total non-cash cost of this consulting agreement at June 30, 2004, is $615,775, with the remainder, $293,333, ($615,775-$322,442), to be amortized over the remaining life of the agreement.

         Interest expense for the three-month period ended June 30, 2004, increased to $30,438 as compared to $25,280 for the three month period ended June 30, 2003.

         We had a net loss of ($364,470), or ($0.01) per share, for the three months ended June 30, 2004, as compared to a net loss of ($10,220), or ($0.00) per share, for the quarterly period ended June 30, 2003. The net loss for the three months ended June 30, 2004, after removing the costs of stock for services of $322,442, is ($42,028), or ($0.00) per share.

Liquidity and Capital Resources.
--------------------------------

          We had a cash balance of $149,516 at June 30, 2004. Management believes that the cash received from delivered sales orders, as well as continued limited offerings of our common stock, will be sufficient to meet our operating expenses.

Item 3.   Controls and Procedures.
----------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

None; not applicable.


Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

Hazen & Josephine Sandwick     10,110        (1)
David Levosky                  11,614        (1)
John Ariko, Jr.                15,165        (1)
Dave & Sue Kimball             10,134        (1)
Sina Leatha                    20,373        (1)
Charles Bradley                20,373        (1)
Steve Womack                   10,195        (1)
Frank Klescewski               30,000        (2)
Ralph & Vera Long              51,380        (3)
Mark Boland                    36,015        (3)
Diane Stump                     5,145        (3)
Trevor Brown                   51,460        (3)
Paul Kuen                      25,730        (3)
Barbara Harris                 77,300        (3)
Kenneth Flint                  25,730        (3)
Ronald Scheeler                25,805        (3)
Tammy Reuben                   25,855        (3)
Fred & Debbie Harper           51,745        (3)
Javan Khazali                 750,000 $75,000(4)

(1) These shares were issued to correct the number of shares issued for a previous conversion of indentured trust debt into common stock. The original conversion shares were issued at $0.25/share, but should have been issued at $0.20/share. These are the additional shares due said investors.

(2) Issued for services.

(3) These shares were issued for conversion of indentured trust debt at $0.20/share.

(4) These shares were issued in conjunction with PCS' Form S-8 Filing in April, 2004, for consulting services.

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

               31.1  302 Certification of Anthony A. Maher

               31.2  302 Certification of Christina M. Vaughn

               32    906 Certifications

                     SB-2 Registration Statement Filed with an Effective Date of May 11, 2001*

               *  Incorporated by Reference.

          (b)  Reports on Form 8-K.

               8-K Current Report Dated July 1, 2004, and filed with the Securities and Exchange Commission on July 2, 2004.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PCS EDVENTURES.COM, INC.


Date: 8/23/2004                     By:/s/Anthony A. Maher
     ----------                     -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 8/23/2004                     By:/s/Christina M. Vaughn
     ----------                     -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer


Date: 8/23/2004                     By:/s/Donald J. Farley
     ----------                     -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director



Date: 8/23/2004                     By:/s/Michael McMurray
     ----------                     -------------------------------------
                                    Michael McMurray
                                    Director