Form 10QSB
period 2004-09-30
PCS EDVENTURES COM INC
filed 2004-11-09
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                                26,965,059

                            September 30, 2004

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

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 2004 and March 31, 2004

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                 September 30,    March 31,
                                                      2004          2004
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $   139,977  $  113,820
 Accounts receivable                                   204,912     449,518
 Inventory                                              33,968           -
 Note receivable                                             -      50,000
 Prepaid expenses                                          899       6,084
                                                   -----------  ----------
  Total Current Assets                                 379,756     619,422
                                                   -----------  ----------

FIXED ASSETS (NET)                                       5,408           -
                                                   -----------  ----------
OTHER ASSETS

 Deposit on distribution rights                         45,000      45,000
 Deposits                                                6,175       6,175
                                                   -----------  ----------
  Total Other Assets                                    51,175      51,175
                                                   -----------  ----------
  TOTAL ASSETS                                     $   436,339  $  670,597
                                                   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  September 30,   March 31,
                                                       2004         2004
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $   52,239   $  55,665
 Wages payable                                          33,091      38,436
 Payroll taxes payable                                 107,216     182,949
 Accrued interest                                       76,299      60,563
 Accrued expenses                                      133,732     256,818
 Unearned revenue                                      252,602     204,404
 Notes payable - related parties                       137,727     165,882
 Notes payable                                         194,754     349,810
                                                    ----------   ---------
  Total Current Liabilities                            987,660   1,314,527
                                                    ----------   ---------
  Total Liabilities                                    987,660   1,314,527
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, no par value, authorized
   10,000,000 shares, 15,246 and 82,850 shares
   issued and outstanding, respectively                 56,372     120,473
 Common stock, no par value, authorized 50,000,000
  shares; 26,215,059 and 24,230,874 shares issued
  and outstanding, respectively                     23,751,129  23,023,323
 Expenses prepaid with common stock                          -     (67,292)
 Variable deferred consulting fees                      (9,333)          -
 Accumulated deficit                               (24,349,489)(23,720,434)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                (551,321)   (643,930)
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $   436,339 $   670,597
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Six Months Ended
                              September 30,               September 30,
                         --------------------------  ------------------------
                            2004           2003          2004           2003
                          ----------     ----------   ----------  -----------
REVENUE
  Lab Revenue             $   227,983    $   659,091  $   623,712 $ 1,108,217
  License Revenue              41,114         35,613       87,075      74,091
  Subscription Revenue          4,042          4,199        7,050       7,949
                          -----------    -----------  ----------- -----------
      Total Revenues          273,139        698,903      717,837   1,190,257
                          -----------    -----------  ----------- -----------
COST OF GOODS SOLD/
   COST OF SALES              115,154        174,237      262,626     359,503
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  157,985        524,666      455,211     830,754
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

 Salaries and wages           123,307        104,897      240,166     232,538
 Depreciation expense              92         11,039           92      25,447
 Common stock and stock
   options issued for
   consulting expense         138,042              -      481,733           -
 General and administrative   152,385        206,322      373,858     355,301
                          -----------    -----------  ----------- -----------
  Total Operating Expenses    413,826        322,258    1,095,849     613,286
                          -----------    -----------  ----------- -----------
OPERATING INCOME (LOSS)      (255,841)       202,408     (640,638)    217,468
                          -----------    -----------  ----------- -----------
OTHER INCOME AND EXPENSES

 Gain on settlement of debt         -              -       43,990           -
 Interest income                   24              -          973           -
 Interest expense             (10,012)       (46,591)     (40,450)    (71,871)
 Other income                   5,276              -       12,569           -
 Other expense                   (528)             -       (1,995)          -
                          -----------    -----------  ----------- -----------
  Total Other Income and
  (Expenses)                   (5,240)       (46,591)      15,087     (71,871)
                          -----------    -----------  ----------- -----------
INCOME (LOSS) BEFORE
INCOME TAXES                 (261,081)       155,817     (625,551)    145,597

INCOME TAX EXPENSE                  -              -            -           -
                          -----------    -----------  ----------- -----------
NET INCOME (LOSS)         $  (261,081)   $   155,817  $  (625,551)$   145,597
                          -----------    -----------  ----------- -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)
                         For the Three Months Ended  For the Six Months Ended
                              September 30,               September 30,
                         --------------------------- ------------------------
                            2004           2003      2004           2003
                          -----------    -----------  ----------- -----------
NET INCOME (LOSS)         $  (261,081)   $   155,817  $  (625,551)$   145,597

Accretion of preferred
 stock discount                      -        (2,500)           -      (2,500)

Pro-rata preferred stock
non-cash dividend                    -          (184)           -        (184)

                          -----------    -----------  ----------- -----------
NET INCOME AVAILABLE
 (LOSS ATTRIBUTABLE)
 TO COMMON
 SHAREHOLDERS             $  (261,081)   $   153,133  $  (625,551)$   142,913
                          ===========    ===========  =========== ===========

BASIC INCOME (LOSS)
 PER SHARE                $     (0.01)   $      0.01  $     (0.02)$      0.01
                          ===========    ===========  =========== ===========
DILUTED INCOME (LOSS)
 PER SHARE                               $      0.01              $      0.01
                                         ===========              ===========
WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING  25,688,359     22,311,724   25,386,545  18,072,861
                          ===========    ===========  =========== ===========
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING                27,028,082               22,368,079
                                         ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                   Common Shares           Preferred Shares
                         --------------------------   ------------------------
                              Shares        Amount      Shares       Amount
                         -------------  -----------   ----------  ------------
Balance, March 31, 2004  24,230,874    $ 23,023,323      82,850      $120,473

Common stock issued for
services at $0.17 per
share (unaudited)            30,000           5,100           -             -

Stock offering costs
(unaudited)                       -          (5,100)          -             -

Common stock issued for
services at $0.17 per
share (unaudited)           240,000          40,800           -             -

Stock offering costs
(unaudited)                       -         (40,800)          -             -

Options issued to employees
below market value
(unaudited)                       -           3,000           -             -

Options issued to consultants
below market value (unaudited)    -         507,877           -             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share (unaudited)           376,165          75,232           -             -

Common stock issued for
cash at $0.10 per share
for option exercise
(unaudited)                 750,000          75,000           -             -

Intrinsic value of
employee options issued
below market value
(unaudited)                       -           5,000           -             -

Common stock issued for
related party note payable
reduction at $0.07 per
share (unaudited)           250,000          17,500           -             -

Fair value of options
issued to consultant
(unaudited)                       -             696           -             -

Common stock issued for
conversion of preferred
stock at $0.20 per share
(unaudited)                 338,020          67,603     (67,604)      (67,603)

Options issued to directors
for accrued director fees
(unaudited)                       -           9,241           -             -

Contributed capital for
accrued director fees
(unaudited)                       -          50,759           -             -

Pro-rata cumulative
non-cash preferred stock
dividend (unaudited)              -               -           -         3,502

Amortization of prepaid
expense (unaudited)               -               -           -             -

Amortization and revaluation
of consulting expense
(unaudited)                       -         (84,102)          -             -

Net loss,
  September 30, 2004
  (unaudited)                     -               -           -             -
                         ----------     -----------   ---------  ------------
Balance,
  September 30, 2004
  (unaudited)            26,215,059     $23,751,129      15,246    $   56,372
                        ===========    ============   =========  ============

[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2004
(unaudited)                      $(67,292)                   -   $(23,720,436)

Common stock issued for
services at $0.17 per
share (unaudited)                       -                    -              -

Stock offering costs
(unaudited)                             -                    -              -

Common stock issued for
services at $0.17 per share
(unaudited)                             -                    -              -

Stock offering costs
(unaudited)                             -                    -              -

Options issued to employees
below market value (unaudited)          -                    -              -

Options issued to consultants
below market value (unaudited)          -             (507,877)             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share (unaudited)                       -                    -              -

Common stock issued for
cash at $0.10 per share
for option exercise (unaudited)         -                    -              -

Intrinsic value of
employee options issued
below market value (unaudited)          -                    -              -

Common stock issued for
related party note payable
reduction at $0.07 per
share (unaudited)                       -                    -              -

Fair value of options
issued to consultant
(unaudited)                             -                    -              -

Common stock issued for
conversion of preferred
stock at $0.20 per share
(unaudited)                             -                    -              -

Options issued to directors
for accrued director fees
(unaudited)                             -                    -              -

Contributed capital for
accrued director fees
(unaudited)                             -                    -              -

Pro-rata cumulative
non-cash preferred stock
dividend (unaudited)                    -                    -         (3,502)

Amortization of prepaid
expense (unaudited)                67,292                    -              -

Amortization and revaluation
of consulting expense
(unaudited)                             -              498,544              -

Net loss,
  September 30, 2004 (unaudited)        -                    -       (625,551)
                               ----------            ---------   ------------
Balance,
  September 30, 2004 (unaudited)        -            $  (9,333)  $(24,349,489)
                               ==========            =========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                            For the
                                                       Six Months Ended
                                                          September 30,

                                                      ----------------------
                                                         2004        2003
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $(625,551)   $ 145,597
 Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Depreciation                                               92       25,447
  Gain on extinguishment                                (43,990)           -
  Stock options issued for consulting services          415,138            -
  Stock options issued for board compensation             3,000            -
  Stock options issued for compensation                   5,000       31,607

  Common stock issued for debt extensions                     -        5,760
  Amortization of expenses prepaid with common stock     67,292            -
  Amortization of debt offering and extension costs           -        5,460
 Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable            244,606      (139,098)
  Decrease in prepaid expenses                                -        45,944
  (Increase) in inventory                               (33,967)        2,073
  Increase (decrease) in accounts payable and accrued
   liabilities                                          (88,357)      70,037
  Increase (decrease) in interest payable                     -       (2,114)
  (Decrease) in unearned revenue                         48,198     (196,951)
  Decrease in other assets                                5,185            -
                                                      ---------     --------
   Net Cash Used by Operating Activities                 (3,354)      (6,238)
                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash receipt on notes receivable                        50,000            -
 Purchase of fixed assets                                (5,500)           -
                                                       --------     --------
   Net Cash Provided by Investing Activities             44,500            -
                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES

 (Decrease) in cash overdraft                                 -       (8,053)
 Payments to related parties                            (10,654)           -
 Principal payments on notes payable                    (79,335)    (306,837)
 Proceeds from long-term debt                                 -      300,966
 Proceeds from common stock                              75,000       70,251
 Proceeds from preferred stock                                -        5,000
                                                       --------    ---------
   Net Cash Provided (Used) by Financing Activities     (14,989)      61,327
                                                       --------    ---------
NET INCREASE IN CASH                                     26,157       55,089

CASH AT BEGINNING OF PERIOD                             113,820       11,449
                                                       --------    ---------
CASH AT END OF PERIOD                                  $139,977    $  66,538
                                                       ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                            For the
                                                       Six Months Ended
                                                         September 30,

                                                     ---------------------
                                                        2004        2003
                                                     ----------- ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                       $    75,232 $  38,373
 Common stock issued for related party debt          $    17,500 $       -
 Stock options issued for accrued director fees      $    60,000 $       -
 Common stock issued for stock offering costs        $    45,900 $       -
 Common stock issued for payment on accounts payable $         - $  28,143
 Common stock issued for debt extensions             $         - $   5,760
 Preferred stock issued for conversion of
   notes payable                                     $         - $   5,000
 Stock options issued for consulting services        $   415,138 $       -
 Stock options issued for employee and
   board compensation                                $     8,000 $       -


Cash Paid For:

 Interest                                            $    24,949 $  40,676
 Income taxes                                        $         - $       -


The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 September 30 and March 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

Certain prior period balances have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. During the fiscal year ending March 2004, the Company added depth to one of its most popular product lines, the PCS Brick Lab, introducing the Brick Lab Grade Series for Grades 1 and 2 with plans to introduce Grades 3 and 4 during fiscal year 2005 and Grades 5 and 6 during fiscal year 2006. The Company has also entered into an exclusive distribution agreement with a company whose science-oriented products will complement its engineering curriculum and labs. In addition to widening and deepening its product mix, the Company has also entered into agreements with independent sales agency groups which the Company believes will provide better market penetration and coverage. In addition, the Company intends to continue offering its common stock to raise and additional capital necessary to cover operating expenses and its cost containment strategy, not investing significant amounts of capital to research and development.

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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 September 30, 2004 and March 31, 2004

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

During the period ended September 30, 2004, the Company issued options to purchase 6,000,000 shares of its common stock for prepaid consulting fees.
The options are exercisable immediately with 2,000,000 options exercisable at a price of $0.10 per share for 60 days while 4,000,000 are exercisable at a price of $0.25 per share for 120 days. During the period, 750,000 options were exercised at $0.10 and 5,250,000 were allowed to expire unexercised. The issuance of these options resulted in the recording of $372,988 in variable deferred consulting fees.

In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and due to the options being issued for ongoing services, the options are being valued as the services are completed. In order to capture the changes in the fair value of the options over the term of service, changes in the fair values at interim reporting dates are attributed in accordance with FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". FIN 28 states that consulting expense should be measured at the end of each period as the amount by which the fair value of the options covered by a grant exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the grantee performs the related services. Changes in the quoted market value are being reflected as adjustments of deferred consulting and consulting expense in the period and will continue until the date the services are complete. Consulting deferred during the service period is being adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the fair value of the options covered by the grant but shall not be adjusted below zero. The offsetting adjustment is being made to consulting expense of the period in which changes in the fair value occur. During the quarter ended September 30, 2004, these options expired unexercised. PCS recognized the remaining $120,000 in non-cash consulting expense.

During the quarter ended June 30, 2004, the Company issued options to purchase 800,000 shares of its common stock for prepaid consulting fees. The options are exercisable immediately in groups of 200,000 at prices of $0.10, $0.20, $0.30 and $0.35 per share for one year. The issuance of these options resulted in the recording of $134,889 in variable deferred consulting fees.
In accordance with EITF 96-18 and FIN 48, during the quarter ended September 30, 2004, the revaluation of these options resulted in the recording of a decrease in deferred valuation of $192,000 and a decrease of $28,000 in non-cash consulting expense.

SFAS No. 148, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The current period pro forma net loss includes $6,861 of prior period option expense amortization. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

                                           For the Six Months Ended
                                                  September 30,
                                           --------------------------
                                                2004            2003
                                           ------------    ----------
        Net income (loss):
           As reported                       $ (625,551)   $ 145,597
           Pro Forma                           (747,918)      31,301

        Net income (loss) per share:
           As reported                       $    (0.02)   $    0.01
           Pro Forma                              (0.03)        0.00

      The Company has the following outstanding options as of September 30, 2004:

                                                           Amount
                   Date of    Issue     Issue   Amount     Expired/     Amount
  Description      Grant      Number    Price   Exercised  Cancelled
Outstanding
----------------  -------- ---------  --------  --------- --------- ----------
1) Employee       10-24-01    50,000  $   0.30         0          0     50,000
2) Employee       12-01-01    24,230  $   0.15         0     (2,297)    21,933
3) Board Members  12-10-01 1,000,000  $   0.30         0   (250,000)   750,000
4) Board Members  06-03-02 1,000,000  $   0.16         0   (250,000)   750,000
5) Employees      07-01-02   335,000  $   0.16         0    (10,000)   325,000
6) Employee       08-15-02     5,000  $   0.16         0          0      5,000
7) Board Members  10-21-02   499,998  $   0.09         0   (166,666)   333,332
8) Board Members  05-15-03   892,855  $   0.07   (250,000) (214,285)   428,570
9) Employee       05-20-03   100,000  $   0.07         0          0    100,000
10) Employee      07-25-03    25,000  $   0.10         0          0     25,000
11) Employee      09-05-03   150,000  $   0.07         0          0    150,000
12) Employee      09-25-03    25,000  $   0.15         0          0     25,000
13) Board Member  04-28-04   150,000  $   0.15         0          0    150,000
14) Consultant    04-28-04 2,000,000  $   0.10  (750,000)(1,250,000)         0
15) Consultant    04-28-04 4,000,000  $   0.25         0 (4,000,000)         0
16) Consultant    04-28-04   200,000  $   0.10         0          0    200,000
17) Consultant    04-28-04   200,000  $   0.20         0          0    200,000
18) Consultant    04-28-04   200,000  $   0.30         0          0    200,000
19) Consultant    04-28-04   200,000  $   0.35         0          0    200,000
20) Board Members 09-14-04    80,358  $   0.14         0          0     80,358
21) Board Members 09-14-04    93,750  $   0.12         0          0     93,750
22) Board Members 09-14-04   112,500  $   0.10         0          0    112,500
23) Board Members 09-14-04    48,912  $   0.23         0          0     48,912
24) Board Members 09-14-04    57,692  $   0.26         0          0     57,692
25) Employee      07-29-04   153,533  $   0.15         0          0    153,533
26) Employee      08-10-04    50,000  $   0.13         0          0     50,000
27) Employee      07-10-04    50,000  $   0.13         0          0     50,000
28) Employee      07-0104     25,000  $   0.31         0          0     25,000
29) Consultant    07-29-04     5,000  $   0.15         0          0      5,000

                          ----------           --------- ---------- ----------
                          11,733,828          (1,000,000) 6,143,248  4,590,580
                          ==========           ========= ========== ==========

    Amount Exercisable                                               4,292,047
                                                                    ==========

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 September 30 and March 31, 2004


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

a.  Stock Options (Continued)


                                    Risk-Free
                        Fair        Interest    Expected   Expected
      Description       Value         Rate        Life    Volatility
   ---------------- ---------       ---------   --------  ----------
   1) Employees     $    0.19         3.76%       3.00     100.52%
   2) Employee      $    0.14         3.76%       3.00      99.80%
   3) Board Members $    0.20         5.69%      10.00      99.80%
   4) Board Members $    0.15         5.48%      10.00     128.91%
   5) Employee      $    0.14         2.84%       3.50     157.77%
   6) Employee      $    0.14         2.84%       3.30     163.77%
   7) Board Members $    0.09         3.94%      10.00     158.83%
   8) Board Members $    0.09         3.94%      10.00     151.61%
   9) Employee      $    0.06         2.54%       4.00     151.61%
  10) Employee      $    0.12         2.81%       4.00     156.24%
  11) Employee      $    0.11         2.81%       4.00     152.03%
  12) Employee      $    0.12         3.07%       5.85     152.03%
  13) Board Member  $    0.17         4.43%      10.00     344.55%
  14) Consultant    $    0.17         0.98%       0.17     187.13%
  15) Consultant    $    0.17         0.98%       0.33     187.13%
  16) Consultant    $    0.17         1.55%       1.00     537.80%
  17) Consultant    $    0.17         1.55%       1.00     537.80%
  18) Consultant    $    0.17         1.55%       1.00     537.80%
  19) Consultant    $    0.17         1.55%       1.00     537.80%
  20) Board Members $    0.15         4.14%      10.00     247.04%
  21) Board Members $    0.15         4.14%      10.00     247.04%
  22) Board Members $    0.15         4.14%      10.00     247.04%
  23) Board Members $    0.15         4.14%      10.00     247.04%
  24) Board Members $    0.15         4.14%      10.00     247.04%
  25) Employee      $    0.14         3.78%       5.00     250.60%
  26) Employee      $    0.13         3.47%       5.00     247.04%
  27) Employee      $    0.23         3.64%       5.00     250.60%
  28) Employee      $    0.27         3.81%       5.00     240.27%
  29) Consultant    $    0.14         3.78%       5.00     250.60%


NOTE 4 - MATERIAL EVENTS

During July 2004, the Company agreed to a Release of All Claims and Settlement Agreement (the Settlement) with Xerox Capital Services, LLC in regard to a past due notes payable and copier lease payments. The Settlement calls for the payment of $44,252 in installments as follows: $7,500 upon execution; $10,000 on or before August 5, 2004; $10,000 on or before August 19, 2004; $12,500 on or before September 15, 2004; and $4,252 on or before October 15, 2004. In addition, the Company agreed to return the copier. The Company has recognized a gain on extinguishment of debt of $43,990 as a result of this Settlement. As of September 30, 2004, all scheduled payments have been made and a balance of $4,252 remains unpaid.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 September 30, 2004 and March 31, 2004

NOTE 5 - SUBSEQUENT EVENTS

On October 1, 2004, PCS entered into a six-month agreement with Equitilink. The scope of said agreement includes public relations and investor communications services. The six-month agreement will be extended for an additional three months, unless cancelled by PCS. Compensation for Equitilink's services is 250,000 shares of restricted stock.

On October 1, 2004, PCS entered into a twelve-month agreement with Michael Corrigan, attorney. The scope of said agreement is for legal representation for such matters that PCS deem necessary. Compensation for Corrigan's services for the first six months is 500,000 of free trading, non-restricted shares of common stock. Unless PCS cancels the agreement at the end of six months, compensation for the remainder of the twelve-month agreement will be an additional 500,000 free trading, non-restricted shares of common stock.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Six months ended September 30, 2004, compared to six months ended
September 30, 2003.
-------------------

         Revenues for the six-month period ended September 30, 2004, decreased by $472,420 (39.7%) to $717,837 as compared to $1,190,257 for the six-month period ended September 30, 2003. Revenues decreased due to a policy change in the fourth quarter of fiscal year 2004. We changed our policy to give our customers more choice in their lab materials. Under the new policy, our customers can choose where to purchase their lab materials (e.g. LEGO [Registered] manipulatives) and they simply purchase the PCS curriculum, customized furniture unit and site license materials from us. There is no effect on our gross profit as our revenues are reduced by same amount as our cost of goods sold. We sold 191 labs during the six-month period ended September 30, 2004, which is a decrease of 54.8%, or 232 labs, as compared to 423 labs for the six-month period ended September 30, 2003.

         General and administrative costs have increased slightly by $18,557, or 5.2% to $373,858 for the six-month period ended September 30, 2004, as compared to $355,301 for the six-month period ended September 30, 2003. This increase is primarily due to an increase in outside consulting services and an increase in marketing expenses, including travel, trade shows and marketing brochures.

         Operating expenses for the six-month period ended September 30, 2004, included a non-cash expenditure for $481,733 associated with stock and options which were granted to consultants. Of this amount, $414,442 relates to a consulting agreement. The scope of said consulting agreement includes advisement and consultation regarding distribution strategies, evaluation of potential acquisition targets and the structuring of any such transactions, and business development strategies, including geographic and service expansion plans.

         Interest expense for the six-month period ended September 30, 2004, decreased to $40,450 as compared to $71,871 for the six-month period ended September 30, 2003. This decrease is due to less interest expense associated with the conversion of indentured trust debt to common stock as well as a reduction in finance charges associated with the financing of our cost of goods sold. Said reduction corresponds to our change in our revenue policy (see revenue section).

         We had a net loss of ($625,551), or ($0.02) per share, for the six months ended September 30, 2004, as compared to net income of $145,597, or $0.01 per share, for the six-month period ended September 30, 2003. The net loss for the six months ended September 30, 2004, after removing the costs of stock and options issued for services of $481,733, is ($143,818), or ($0.00) per share.

Liquidity and Capital Resources.
--------------------------------

          We had a cash balance of $139,977 at September 30, 2004. Management believes that the cash received from delivered sales orders, as well as continued limited offerings of our common stock, will be sufficient to meet our operating expenses.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

Anthony A. Maher              250,000        (1)
Diana Gayle Smith              60,000        (2)
Robert & Ann Fyfe              25,345        (2)
Donald Lorenzen                50,000        (2)
Kapital Koncepts               50,945        (2)
Leonard & Sonia Coote          75,905        (2)
Verl & Margene Jensen          75,825        (2)

          (1) These shares were issued for the exercise of an option agreement. The corresponding note payable to related party was reduced by $17,500 in lieu of cash.

          (2) Issued for conversion of preferred stock at $0.20 per share.


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

                                    PCS EDVENTURES.COM, INC.


Date: 11/8/04                       /s/Anthony A. Maher
     ----------                     -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 11/9/04                       /s/Christina M. Vaughn
     ----------                     -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer