Form 10QSB
period 2004-12-31
PCS EDVENTURES COM INC
filed 2005-02-10
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

                                27,355,451

                            December 31, 2004

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

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 December 31, 2004 and March 31, 2004

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                 December 31,    March 31,
                                                      2004          2004
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $    63,133  $  113,820
 Accounts receivable                                   149,996     449,518
 Inventory                                              40,514           -
 Deferred costs                                         71,588           -
 Note receivable                                             -      50,000
 Prepaid expenses                                          629       6,084
                                                   -----------  ----------
  Total Current Assets                                 325,860     619,422
                                                   -----------  ----------

FIXED ASSETS (NET)                                       5,133           -
                                                   -----------  ----------
OTHER ASSETS

 Deposit on distribution rights                         45,000      45,000
 Deposits                                                6,225       6,175
                                                   -----------  ----------
  Total Other Assets                                    51,225      51,175
                                                   -----------  ----------
  TOTAL ASSETS                                     $   382,218  $  670,597
                                                   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  December 31,   March 31,
                                                       2004         2004
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $   69,749   $  55,665
 Wages payable                                          29,503      38,436
 Payroll taxes payable                                  95,845     182,949
 Accrued interest                                       79,983      56,465
 Accrued interest - related parties                      8,009       4,098
 Accrued expenses                                      119,506     256,818
 Unearned revenue                                      341,434     204,404
 Notes payable - related parties                       117,054     165,882
 Notes payable                                         180,639     349,810
                                                    ----------   ---------
  Total Current Liabilities                          1,041,722   1,314,527
                                                    ----------   ---------
  Total Liabilities                                  1,041,722   1,314,527
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, no par value, authorized
   10,000,000 shares, 15,246 and 82,850 shares
   issued and outstanding, respectively                 56,372     120,473
 Common stock, no par value, authorized 40,000,000
  shares; 27,355,451 and 24,230,874 shares issued
  and outstanding, respectively                     23,864,669  23,023,323
 Expenses prepaid with common stock                    (33,750)    (67,292)
 Variable deferred consulting fees                      (1,333)          -
 Accumulated deficit                               (24,545,462)(23,720,434)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                (659,504)   (643,930)
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $   382,218 $   670,597
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)

                         For the Three Months Ended  For the Nine Months Ended
                               December 31,                December 31,
                         --------------------------  ------------------------
                            2004           2003          2004           2003
                          ----------     ----------   ----------  -----------
REVENUE
  Lab Revenue             $   213,936    $   151,785  $   837,648 $ 1,260,002
  License Revenue              36,057         35,856      123,132     109,947
  Subscription Revenue          4,168          3,216       11,218      11,165
                          -----------    -----------  ----------- -----------
      Total Revenues          254,161        190,857      971,998   1,381,114
                          -----------    -----------  ----------- -----------
COST OF GOODS SOLD/
   COST OF SALES              113,888         86,589      368,521     446,092
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  140,273        104,268      603,477     935,022
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

 Salaries and wages           162,241        119,913      430,108     352,451
 Depreciation expense             275              -          367      25,447
 Common stock and stock
   options issued for
   consulting expense          (3,509)             -      483,921           -
 General and administrative   170,928        153,445      511,388     508,746
                          -----------    -----------  ----------- -----------
  Total Operating Expenses    329,935        273,358    1,425,784     886,644
                          -----------    -----------  ----------- -----------
OPERATING INCOME (LOSS)      (189,662)      (169,090)    (822,307)     48,378
                          -----------    -----------  ----------- -----------
OTHER INCOME AND EXPENSES

 Gain on settlement of debt         -              -       43,990           -
 Interest income                   15              -          987           -
 Interest expense             (16,047)       (31,941)     (56,497)   (103,812)
 Other income                   3,517              -       16,086           -
 Other expense                 (1,788)             -       (3,783)          -
                          -----------    -----------  ----------- -----------
  Total Other Income and
  (Expenses)                  (14,303)       (31,941)         783    (103,812)
                          -----------    -----------  ----------- -----------
LOSS BEFORE
INCOME TAXES                 (203,965)      (201,031)    (821,524)    (55,434)

INCOME TAX EXPENSE                  -              -            -           -
                          -----------    -----------  ----------- -----------
NET LOSS                  $  (203,965)   $  (201,031) $  (821,524)$   (55,434)
                          -----------    -----------  ----------- -----------
The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
              Consolidated Statements of Operations (Continued)
                           (Unaudited)

                         For the Three Months Ended  For the Nine Months Ended
                                 December 31,             December 31,
                         --------------------------- ------------------------
                            2004           2003        2004           2003
                          -----------    -----------  ----------- -----------
NET LOSS                  $  (203,965)   $  (201,031) $ (821,524)$   (55,434)

Accretion of preferred
 stock discount                      -             -            -      (2,500)

Pro-rata preferred stock
non-cash dividend                    -          (233)           -        (417)

                          -----------    -----------  ----------- -----------
NET LOSS ATTRIBUTABLE
 TO COMMON
 SHAREHOLDERS             $  (203,965)   $  (201,264) $  (821,524)$   (58,351)
                          ===========    ===========  =========== ===========

BASIC LOSS
 PER SHARE                $     (0.01)   $     (0.01) $     (0.03)$     (0.00)
                          ===========    ===========  =========== ===========
WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING  25,745,125     19,771,024   25,892,537  18,640,974
                          ===========    ===========  =========== ===========
The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                        AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)

                                   Common Shares           Preferred Shares
                         --------------------------   ------------------------
                              Shares        Amount      Shares       Amount
                         -------------  -----------   ----------  ------------
Balance, March 31, 2004  24,230,874    $ 23,023,323      82,850      $120,473

Common stock issued for
services at $0.17 per
share (unaudited)            30,000           5,100           -             -

Stock offering costs
(unaudited)                       -          (5,100)          -             -

Common stock issued for
services at $0.17 per
share (unaudited)           240,000          40,800           -             -

Stock offering costs
(unaudited)                       -         (40,800)          -             -

Options issued to employees
below market value
(unaudited)                       -           3,000           -             -

Options issued to consultants
below market value (unaudited)    -         507,877           -             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share (unaudited)           376,165          75,232           -             -

Common stock issued for
cash at $0.10 per share
for option exercise
(unaudited)                 750,000          75,000           -             -

Intrinsic value of
employee options issued
below market value
(unaudited)                       -           5,000           -             -

Common stock issued for
related party note payable
reduction at $0.07 per
share (unaudited)           250,000          17,500           -             -

Fair value of options
issued to consultant
(unaudited)                       -             696           -             -

Common stock issued for
conversion of preferred
stock at $0.20 per share
(unaudited)                 338,020          67,603     (67,604)      (67,603)

Options issued to directors
for accrued director fees
(unaudited)                       -           9,241           -             -

Contributed capital for
accrued director fees
(unaudited)                       -          50,759           -             -

Pro-rata cumulative
non-cash preferred stock
dividend (unaudited)              -               -           -         3,502

Amortization of prepaid
expense (unaudited)               -               -           -             -

Amortization and revaluation
of consulting expense
(unaudited)                       -         (84,102)          -             -

Stock issued for marketing
services at $0.09 per share
(unaudited)                 250,000          22,500           -             -

Stock issued for legal
services at $0.09 per share
(unaudited)                 500,000          45,000           -             -


Stock issued for accounts
payable at $0.15 per share
(unaudited)                  45,833           6,875           -             -

Stock issued for note
payable to related party
at $0.06 per share
(unaudited)                 344,559          20,674           -             -

Amortization and revaluation
of deferred consulting
(unaudited)                       -         (12,000)          -             -

Amortization of prepaid
expense (unaudited)               -               -           -              -

Fair value of options
issued to consultant
(unaudited)                       -             491           -             -

Options issued to directors
for accrued director fees
(unaudited)                       -          28,416           -             -

Contributed capital for
accrued director fees
(unaudited)                       -           1,584           -             -

Net loss,
  December 31, 2004
  (unaudited)                     -               -           -             -
                         ----------     -----------   ---------  ------------
Balance,
   December 31, 2004
  (unaudited)            27,355,451     $23,864,669      15,246    $   56,372
                        ===========    ============   =========  ============
[CONTINUED]

                 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2004
(unaudited)                      $(67,292)                   -   $(23,720,436)

Common stock issued for
services at $0.17 per
share (unaudited)                       -                    -              -

Stock offering costs
(unaudited)                             -                    -              -

Common stock issued for
services at $0.17 per share
(unaudited)                             -                    -              -

Stock offering costs
(unaudited)                             -                    -              -

Options issued to employees
below market value (unaudited)          -                    -              -

Options issued to consultants
below market value (unaudited)          -             (507,877)             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share (unaudited)                       -                    -              -

Common stock issued for
cash at $0.10 per share
for option exercise (unaudited)         -                    -              -

Intrinsic value of
employee options issued
below market value (unaudited)          -                    -              -

Common stock issued for
related party note payable
reduction at $0.07 per
share (unaudited)                       -                    -              -

Fair value of options
issued to consultant
(unaudited)                             -                    -              -

Common stock issued for
conversion of preferred
stock at $0.20 per share
(unaudited)                             -                    -              -

Options issued to directors
for accrued director fees
(unaudited)                             -                    -              -

Contributed capital for
accrued director fees
(unaudited)                             -                    -              -

Pro-rata cumulative
non-cash preferred stock
dividend (unaudited)                    -                    -         (3,502)

Amortization of prepaid
expense (unaudited)                67,292                    -              -

Amortization and revaluation
of consulting expense
(unaudited)                             -              498,544              -

Stock issued for marketing
services at $0.09 per share
(unaudited)                       (22,500)                   -              -

Stock issued for legal
services at $0.09 per share
(unaudited)                       (45,000)                   -             -

Stock issued for accounts
payable at $0.15 per share
(unaudited)                             -                    -             -

Stock issued for note
payable to related party
at $0.06 per share
(unaudited)                             -                    -             -

Amortization and revaluation
of deferred consulting
(unaudited)                             -                8,000             -

Amortization of prepaid
expense (unaudited)                33,750                    -             -

Fair value of options
issued to consultant
(unaudited)                             -                    -             -

Options issued to directors
for accrued director fees
(unaudited)                             -                    -             -

Contributed capital for
accrued director fees
(unaudited)                             -                    -             -

Net loss,
  December 31, 2004 (unaudited)         -                    -       (821,524)
                               ----------            ---------   ------------
Balance,
  December 31, 2004 (unaudited)   (33,750)           $  (1,333)  $(24,545,462)
                               ==========            =========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                            For the
                                                       Nine Months Ended
                                                          December 31,

                                                      ----------------------
                                                         2004        2003
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                             $(821,524)   $ (55,434)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
  Depreciation                                              367       25,447
  Gain on extinguishment                                (43,990)           -
  Stock options issued for consulting services          411,629            -
  Stock options issued for board compensation             3,000            -
  Stock options issued for compensation                   5,000       31,607
  Common stock issued for debt extensions                     -        5,760
  Amortization of expenses prepaid with common stock    101,042            -
  Amortization of debt offering and extension costs           -        5,460
 Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable            299,522     (111,670)
  Decrease in prepaid expenses and deferred costs             -       43,311
  (Increase) in inventory                              (112,102)       1,212
  (Increase) in deposits                                      -       (5,750)
  Increase (decrease) in accounts payable and accrued
   liabilities                                          (48,741)      44,616
  Increase (decrease) in interest payable                     -       (1,458)
  Increase (decrease) in unearned revenue               137,030           53
  Decrease in other assets                                5,405            -
                                                      ---------     --------
   Net Cash Used by Operating Activities                (63,362)     (16,846)
                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash receipt on notes receivable                        50,000            -
 Purchase of fixed assets                                (5,500)           -
                                                       --------     --------
   Net Cash Provided by Investing Activities             44,500            -
                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES

 (Decrease) in cash overdraft                                 -       (8,053)
 Payments to related parties                            (10,654)           -
 Principal payments on notes payable                    (96,171)    (564,349)
 Proceeds from debt                                           -      450,898
 Proceeds from common stock                              75,000      179,341
 Proceeds from preferred stock                                -        5,000
                                                       --------    ---------
   Net Cash Provided (Used) by Financing Activities     (31,825)      62,837
                                                       --------    ---------
NET INCREASE (DECREASE) IN CASH                         (50,687)      45,991

CASH AT BEGINNING OF PERIOD                             113,820       11,449
                                                       --------    ---------
CASH AT END OF PERIOD                                  $ 63,133    $  57,440
                                                       ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                            For the
                                                      Nine Months Ended
                                                          December 31,

                                                     ---------------------
                                                        2004        2003
                                                     ----------- ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                       $    75,232 $  38,373
 Common stock issued for related party debt          $    38,174 $       -
 Stock options issued for accrued director fees      $    90,000 $       -
 Common stock issued for stock offering costs        $    45,900 $       -
 Common stock issued for payment on accounts payable $     6,875 $  28,143
 Common stock issued for debt extensions             $         - $   5,760
 Preferred stock issued for conversion of
   notes payable                                     $         - $   5,000
 Stock options issued for consulting services        $   411,629 $       -
 Stock options issued for employee and
   board compensation                                $     3,000 $       -


Cash Paid For:

 Interest                                            $    19,490 $  71,960
 Income taxes                                        $         - $       -


The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 December 31 and March 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

Certain prior period balances have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. During the fiscal year ending March 2004, the Company added depth to one of its most popular product lines, the PCS Brick Lab, introducing the Brick Lab Grade Series for Grades 1 and 2 with plans to introduce Grades 3 and 4 during fiscal year 2005 and Grades 5 and 6 during fiscal year 2006. The Company has also entered into an exclusive distribution agreement with a company whose science-oriented products will complement its engineering curriculum and labs. In addition to widening and deepening its product mix, the Company has also entered into agreements with independent sales agency groups which the Company believes will provide better market penetration and coverage. In addition, the Company intends to continue offering its common stock to raise additional capital necessary to cover operating expenses and its cost containment strategy, not investing significant amounts of capital to research and development.

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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 December 31, 2004 and March 31, 2004

NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

a.  Stock Options (Continued)

During October 2004, the Company issued 344,559 shares of common stock to its Chief Executive Officer for the non-cash reduction of related party debt of $20,674.

On October 1, 2004, PCS entered into a six-month agreement with Equitilink. The scope of said agreement includes public relations and investor communications services. The six-month agreement will be extended for an additional three months, unless cancelled by PCS. Compensation for Equitilink's services is 250,000 shares of restricted stock valued at $22,500 or $0.09 per share representing fair market value. This amount will be amortized over the six-month term of the agreement.

On October 1, 2004, PCS entered into a twelve-month agreement with Michael Corrigan, attorney. The scope of said agreement is for legal representation for such matters that PCS deem necessary. Compensation for Corrigan's services for the first six months is 500,000 of free trading, non-restricted shares of common stock valued at $45,000 or $0.09 per share representing fair market value. This amount will be amortized over the six-month term of the agreement. Unless PCS cancels the agreement at the end of six months, compensation for the remainder of the twelve-month agreement will be an additional 500,000 free trading, non-restricted shares of common stock.

During October 2004, the Company issued 45,833 shares of common stock for the non-cash reduction of accounts payable debt of $6,875.

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

During the quarter ended June 30, 2004, the Company issued options to purchase 800,000 shares of its common stock for prepaid consulting fees. The options are exercisable immediately in groups of 200,000 at prices of $0.10, $0.20, $0.30 and $0.35 per share for one year. The issuance of these options resulted in the recording of $134,889 in variable deferred consulting fees.
In accordance with EITF 96-18 and FIN 48, during the quarter ended December 31, 2004, the revaluation of these options resulted in the recording of a decrease in deferred valuation of $8,000 and a decrease of $4,000 in non-cash consulting expense.

SFAS No. 148, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The current period pro forma net loss includes $10,291 of prior period option expense amortization. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

                                           For the Nine Months Ended
                                                  December 31,
                                           --------------------------
                                                2004            2003
                                           ------------    ----------
        Net loss:
           As reported                       $ (821,524)   $ (55,434)
           Pro Forma                           (985,664)    (169,991)

        Net loss per share:
           As reported                       $    (0.01)   $   (0.00)
           Pro Forma                              (0.04)       (0.01)

      The Company has the following outstanding options as of December 31, 2004:

                                                           Amount
                   Date of    Issue     Issue   Amount     Expired/     Amount
  Description      Grant      Number    Price   Exercised  Cancelled
Outstanding
----------------  -------- ---------  --------  --------- --------- ----------
1) Board Members  12-10-01 1,000,000  $   0.30         0   (250,000)   750,000
2) Board Members  06-03-02 1,000,000  $   0.16         0   (250,000)   750,000
3) Employees      07-01-02   335,000  $   0.16         0    (10,000)   325,000
4) Employee       08-15-02     5,000  $   0.16         0          0      5,000
5) Board Members  10-21-02   499,998  $   0.09         0   (166,666)   333,332
6) Board Members  05-15-03   892,855  $   0.07   (250,000) (214,285)   428,570
7) Employee       05-20-03   100,000  $   0.07         0          0    100,000
8) Employee       07-25-03    25,000  $   0.10         0          0     25,000
9) Employee       09-05-03   150,000  $   0.07         0          0    150,000
10) Employee      09-25-03    25,000  $   0.15         0          0     25,000
11) Board Member  04-28-04   150,000  $   0.15         0          0    150,000
12) Consultant    04-28-04 2,000,000  $   0.10  (750,000)(1,250,000)         0
13) Consultant    04-28-04 4,000,000  $   0.25         0 (4,000,000)         0
14) Consultant    04-28-04   200,000  $   0.10         0          0    200,000
15) Consultant    04-28-04   200,000  $   0.20         0          0    200,000
16) Consultant    04-28-04   200,000  $   0.30         0          0    200,000
17) Consultant    04-28-04   200,000  $   0.35         0          0    200,000
18) Board Members 09-14-04    80,358  $   0.14         0          0     80,358
19) Board Members 09-14-04    93,750  $   0.12         0          0     93,750
20) Board Members 09-14-04   112,500  $   0.10         0          0    112,500
21) Board Members 09-14-04    48,912  $   0.23         0          0     48,912
22) Board Members 09-14-04    57,692  $   0.26         0          0     57,692
23) Employee      07-29-04   153,533  $   0.15         0          0    153,533
24) Employee      08-10-04    50,000  $   0.13         0          0     50,000
25) Employee      07-10-04    50,000  $   0.13         0          0     50,000
26) Employee      07-01-04    25,000  $   0.31         0          0     25,000
27) Consultant    07-29-04     5,000  $   0.15         0          0      5,000
28) Employee      11-15-04   100,000  $   0.10         0          0    100,000
29) Board Members 01-04-05   315,792  $   0.10         0          0    315,792
30) Consultant    01-06-05     4,500  $   0.10         0          0      4,500


                          ----------           --------- ---------- ----------
                          12,079,890          (1,000,000) 6,140,951  4,938,939
                          ==========           ========= ========== ==========

    Amount Exercisable                                               4,540,406
                                                                    ==========

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 December 31 and March 31, 2004


NOTE 3 - DILUTIVE INSTRUMENTS (Continued)

a.  Stock Options (Continued)


                                    Risk-Free
                        Fair        Interest    Expected   Expected
      Description       Value         Rate        Life    Volatility
   ---------------- ---------       ---------   --------  ----------
   1) Board Members $    0.20         5.69%      10.00      99.80%
   2) Board Members $    0.15         5.48%      10.00     128.91%
   3) Employee      $    0.14         2.84%       3.50     157.77%
   4) Employee      $    0.14         2.84%       3.30     163.77%
   5) Board Members $    0.09         3.94%      10.00     158.83%
   6) Board Members $    0.09         3.94%      10.00     151.61%
   7) Employee      $    0.06         2.54%       4.00     151.61%
   8) Employee      $    0.12         2.81%       4.00     156.24%
   9) Employee      $    0.11         2.81%       4.00     152.03%
  10) Employee      $    0.12         3.07%       5.85     152.03%
  11) Board Member  $    0.17         4.43%      10.00     344.55%
  12) Consultant    $    0.17         0.98%       0.17     187.13%
  13) Consultant    $    0.17         0.98%       0.33     187.13%
  14) Consultant    $    0.17         1.55%       1.00     537.80%
  15) Consultant    $    0.17         1.55%       1.00     537.80%
  16) Consultant    $    0.17         1.55%       1.00     537.80%
  17) Consultant    $    0.17         1.55%       1.00     537.80%
  18) Board Members $    0.15         4.14%      10.00     247.04%
  19) Board Members $    0.15         4.14%      10.00     247.04%
  20) Board Members $    0.15         4.14%      10.00     247.04%
  21) Board Members $    0.15         4.14%      10.00     247.04%
  22) Board Members $    0.15         4.14%      10.00     247.04%
  23) Employee      $    0.14         3.78%       5.00     250.60%
  24) Employee      $    0.13         3.47%       5.00     247.04%
  25) Employee      $    0.23         3.64%       5.00     250.60%
  26) Employee      $    0.27         3.81%       5.00     240.27%
  27) Consultant    $    0.14         3.78%       5.00     250.60%
  28) Employee      $    0.10         3.53%       5.00     236.98%
  29) Board Members $    0.09         4.29%      10.00     234.54%
  30) Consultant    $    0.11         3.65%       5.00     236.98%

NOTE 4 - MATERIAL EVENTS

During July 2004, the Company agreed to a Release of All Claims and Settlement Agreement (the Settlement) with Xerox Capital Services, LLC in regard to a past due notes payable and copier lease payments. The Settlement calls for the payment of $44,252 in installments as follows: $7,500 upon execution; $10,000 on or before August 5, 2004; $10,000 on or before August 19, 2004; $12,500 on or before September 15, 2004; and $4,252 on or before October 15, 2004. In addition, the Company agreed to return the copier. The Company has recognized a gain on extinguishment of debt of $43,990 as a result of this Settlement. As of December 31, 2004, all scheduled payments have been made; the obligation is paid in full.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 December 31, 2004 and March 31, 2004

NOTE 5 - SUBSEQUENT EVENTS

During the months of December 2004 and January 2005, PCS received two substantial orders from two customers totaling $379,000. $132,000 of this unearned revenue is reflected in the above balance sheet. The $379,000 total will be recognized in the quarter ending March 31, 2005. This represents a significant 39% increase in the current revenue figures of $971,998.

During the month of January 2005, the Company issued options to purchase 78,948 shares of common stock to each of its four Board Members, for a total issuance of 315,792 at an exercise price of $0.10 per share. The options were issued as compensation for Board services for the quarters ending September 30, 2004 and December 31, 2004. These figures are included in the above financial statements.

During the month of January 2005, the Company issued options to purchase 4,500 shares of common stock to a consultant for purchasing services at an exercise price of $0.10 per share. These figures are included in the above financial statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Nine months ended December 31, 2004, compared to nine months ended December 31, 2003.
------------------

         Revenues for the nine-month period ended December 31, 2004, decreased by $409,116 (30.0%) to $971,998 as compared to $1,381,114 for the nine-month period ended December 31, 2003. Revenues decreased due to a combination of a policy change in the fourth quarter of fiscal year 2004 as well as a slight decrease in sales. We changed our policy to give our customers more choice in their lab materials. Under the new policy, our customers can choose where to purchase their lab materials (e.g. LEGO [Registered] manipulatives) and they simply purchase the PCS curriculum, customized furniture unit and site license materials from us. There is no effect on our gross profit as a result of our policy change as our revenues are reduced by same amount as our cost of goods sold.

         General and administrative costs have increased slightly by $2,637, or 1.0% to $511,383 for the nine-month period ended December 31, 2004, as compared to $508,746 for the nine-month period ended December 31, 2003. This increase is primarily due to an increase in outside consulting services and an increase in marketing expenses, including travel, trade shows and marketing brochures.

         Operating expenses for the nine-month period ended December 31, 2004, included a non-cash expenditure for $483,921 associated with stock and options which were granted to consultants. The scope of said consulting agreement includes advisement and consultation regarding distribution strategies, evaluation of potential acquisition targets and the structuring of any such transactions, and business development strategies, including geographic and service expansion plans.

         Interest expense for the nine-month period ended December 31, 2004, decreased to $56,497 as compared to $103,812 for the nine-month period ended December 31, 2003. This decrease is due to less interest expense associated with the conversion of indentured trust debt to common stock as well as a reduction in finance charges associated with the financing of our cost of goods sold. Said reduction corresponds to our change in our revenue policy (see revenue section).

         We had a net loss of ($821,524), or ($0.03) per share, for the nine months ended December 31, 2004, as compared to a net loss of ($55,434) or ($0.00) per share, for the nine-month period ended December 31, 2003. The net loss for the nine months ended December 31, 2004, after removing the costs of stock and options issued for services of $483,921, is ($337,603), or ($0.01) per share.

Liquidity and Capital Resources.
--------------------------------

          We had a cash balance of $63,133 at December 31, 2004. Management believes that the cash received from delivered sales orders, as well as continued limited offerings of our common stock, will be sufficient to meet our operating expenses.

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


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

Equitilink                    250,000        (1)
Michael Corrigan              500,000        (2)
Richard Schmidt                45,833        (3)
Anthony Maher                 344,559        (4)

(1) On October 1, 2004, PCS entered into a six-month agreement with Equitilink. The scope of said agreement includes public relations and investor communications services. The six-month agreement will be extended for an additional three months, unless cancelled by PCS. Compensation for Equitilink's services is 250,000 shares of restricted stock at $0.09 per share.

(2) On October 1, 2004, PCS entered into a twelve-month agreement with Michael Corrigan, attorney. The scope of said agreement is for legal representation for such matters that PCS deem necessary. Compensation for Corrigan's services for the first six months is 500,000 of free trading, non-restricted shares of common stock at $0.09 per share. Unless PCS cancels the agreement at the end of six months, compensation for the remainder of the twelve-month agreement will be an additional 500,000 free trading, non-restricted shares of common stock.

(3) During October 2004, the Company issued 45,833 shares of common stock at $0.15 per share for the non-cash reduction of accounts payable debt of $6,875.

(4) During October 2004, the Company issued 344,559 shares of common stock at $0.06 per share to its Chief Executive Officer for the non-cash reduction of related party debt of $20,674.

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

                                    PCS EDVENTURES.COM, INC.


Date: 2/9/2005                      /s/Anthony A. Maher
     ----------                     -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 2/9/2005                      /s/Christina M. Vaughn
     ----------                     -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer