Form 10KSB
period 2005-03-31
PCS EDVENTURES COM INC
filed 2005-07-19
CIK 1122020

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2005

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: March 31, 2005 - $1,468,671.

     State the aggregate market value of the Registrant's voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 29, 2005 - $15,453,033. There are approximately 25,332,841 shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on June 29, 2005 or $0.61 per share.

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

                               June 29, 2005

                                28,402,585

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


     Fiscal Year Ended March 31, 2005.
     ---------------------------------

     The following are the business developments during fiscal 2005:

          * Opened discussions with several target companies for possible merger and acquisition activities;

          *  Sold an additional 300 Labs to Edison Schools;

          * Continued to investigate using parts of our Learning Labs to create a line of specialty retail learning toys;

          * Expanded our strategic alliance with K-Nex Corporation, a manufacturer and distributor of learning manipulatives to the US K-12 market;

          * Developed a strategic alliance with Science Demo, an Israeli Science Kit designer and manufacturer, for the Academy of Science;

          * Developed a strategic alliance with GibsonTechEd, for electronic components to fit into our Academy of Electrical Engineering;

          * Continued the development and release of additional curriculum for a line of learning labs destined for the classroom;

          * Named Agents in Egypt, Dubai, Saudi Arabia and the AOE and sold and installed Learning Labs in each Country;

          * Began to develop relationships with the World Bank and USAID for the purpose of being included in several RFP's in the Middle East;

          * Continued to develop new marketplace strategy for the US market by introducing new products, added sales representation and continued to expand the state and national standards alignment in all 50 states;

          * Continued to expand our building brick supplier choices and Reduced our reliance on our former supplier.


     Fiscal Years ended March 31, 2004 and 2003.
     -------------------------------------------

     For a discussion of our business development during the years ended March 31, 2004 and 2003, see our 10-KSB Annual Reports for the years ended March 31, 2004 and 2003 which have been previously filed with the Securities and Exchange Commission, and which are incorporated herein by reference. See Item 13, Part III.

Business.
---------

     We are engaged in the business of developing and marketing educational Learning Labs and related technologies and programs directed to the kindergarten through 12th grade after-school market. Our products and technologies are targeted to the public and private schools classroom, the afterschool market and home market. Our products and technologies are delivered to the classroom through an inventory of hardware, software, books, and Internet access. Our technologies and products are delivered to the home user through Internet access to our subscription based website. Our products and technologies allow students ages 3-18 to explore the basic foundations of mechanical engineering, structures in architecture, and math and science.

     We have developed several innovative technology based educational programs. Our "Academy of Engineering,", "Academy of Electric Engineering", "Academy of Engineering, Jr.", Academy of Science", "Academy of Robotics", "Edventures! Lab", "Discover! Lab" products are site-license installations for classrooms and learning programs. Our "Brick Lab!" and "Young Learner Building Box" products are also for classrooms and learning programs, but are not licensed. Our "Edventures! Online" product is our comprehensive Internet delivered educational experience that supports our Edventures! Labs and our Discover! Labs site licenses and also serves as a stand-alone home usage program. Our "Edventures! Online" program is delivered to the home user over the Internet on a monthly subscription basis. Separately, and in combination, these seven products present a platform for delivering educational services and support to classroom, learning center and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

     We have only commenced marketing efforts for our current products and technologies during the last four years. We continue to expand distribution and marketing channels. To date, we have sold 2,500 Labs to the US and International markets.

Principal Products or Services and their Markets.
-------------------------------------------------

     We have now developed and are currently marketing several innovative technology based educational programs for the kindergarten through 14th grade ("K-14") after-school market, learning center market and home market. Separately, and in combination, these Lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs
and services can be deployed.   The five technologies and products that we are
currently marketing, are as follows:

          Our Academy of Engineering Lab is a site license program designed for use within various K-12 environments. Using the Academy of Engineering, students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering product includes four books from the mechanical engineering strand and 12 extension books covering a variety of topics. Future topic strands for expanding the program include structural, electrical and software engineering. Each strand, when completed, includes courseware for over 272 hours of instruction. The Academy of Engineering program includes a variety of LEGO (Registered) products which are used as a mechanical engineering learning aid. An Academy of Engineering site license currently sells for between $13,995 and $21,500 and includes materials, LEGO (Registered) manipulatives and other building components, and curriculum, a custom designed storage and organization unit, a digital camera, web-based support by our "Edventures! Online" product and various electronic assessment tools, and two days of teacher training. We sold 16 Academy of Engineering Labs during the previous fiscal year. Each site license includes all materials necessary to utilize the complete Academy of Engineering program.

          The Academy of Robotics Lab serves as a complement to our Academy of Engineering or can also serve as a stand alone robotics lab. The Academy of Robotics Lab is available in a 10, 20, or 30 student editions. Each Lab contains a comprehensive LEGO (Registered) inventory including LEGO (Registered) Mindstorms kits, additional LEGO (Registered) manipulatives, digital camera, web services, and curriculum. This Lab ranges in price from $6,995 to $20,985. We sold 41 Academy of Robotics Labs during last fiscal year.

          Edventures! Lab is a site license system intended for students ages 7-13 which provides a broader set of subject areas including art, programming, web page design, chess, physics, electricity, and others. It contains curriculum, storage cabinet, and a smaller inventory of LEGO (Registered) manipulatives. It relies on "Edventures! Online" for delivery of the curriculum. A site license for an Edventures! Lab currently costs $7,550 which includes a
          60-student block license for access to "Edventures! Online."   We
          have sold 12 Edventures! Labs during the previous fiscal year.

          Discover! Lab is a scaled down model of the Edventures! Lab site license system intended for smaller groups of approximately 15 students. It contains curriculum, a storage cabinet and other material, but has a reduced inventory of LEGO (Registered) materials and relies on "Edventures! Online" for delivery of the curriculum. A site license for a Discover! Lab currently costs $3,250 which includes a 30-student block license for access to "Edventures! Online". We have sold 30 Discover! Labs during the previous fiscal year.

          Edventures Brick Labs! provide an inexpensive hands-on learning solution for educators in all types of teaching environments. The Brick Lab! combines the "Edventures! Online" curriculum, LEGO (Registered) manipulatives, storage bins and Internet/web services for smaller groups of approximately 30 students. The Brick Lab! sells for $595 and is not licensed. We have sold 441 Brick Labs
          during the previous fiscal year.   In addition, we have developed
          The BrickLab Grade Series. This series is a complete technology curriculum for grades 1-6. Aligned with the ITEA standards, each level in the grade series offers hands-on and open-ended projects for up to 30 students at one time. Each individual grade package includes a sturdy plastic tub filled with over 5,700 building bricks, one teacher curriculum book-- grade specific -- and accompanying posters and labels. Each level contains an excess of over 200 technological projects relevant to the real world. For the fiscal year ended 2005, Grades 1 and 2 are available. Grades 3 and 4 are scheduled for completion this fiscal year, and grades 5 and 6 for the following fiscal year. We sold 352 Brick Labs in FY 2005.

          The Young Learner Building Box was designed to meet the needs of preschoolers. Introducing children to hands-on learning, this lab utilizes activities and games to teach number and letter recognition, build vocabulary, counting, and more. The Young Learner Building Box includes activity cards, large-size plastic building blocks, the exclusive "HIGHRISE" board game, developed by PCS for this specific Lab, and a sturdy mobile storage container. This labs sells for $299 and is unlicensed. Introduced last year ago, we have sold 13 Young Learner Building Boxes during the previous fiscal year.

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

The Academy of Engineering, Academy of Science, Academy of Electrical Engineering, Academy of Robotics, Edventures! Lab, Discover! Lab, and Brick Lab! have three main delivery models, which makes these products suitable for use in various learning Environments:

School Resource Center. The Academy of Engineering, AOE Jr, AOS, Academy of Electrical Engineering, Academy of Robotics, Edventures! Lab, and Discover! Labs are currently being deployed as a school-wide resource center that allows K-12 teachers to integrate hands-on project based learning activities into their daily curriculum. As a resource center, these mobile Labs are rolled from classroom to classroom throughout the course of a typical school week, being used by the entire school. Examples of how the program is used include:
(1) a platform for gifted and talented programs; (2) to enhance and extend a science curriculum;(3) to enhance and extend mathematics activities; (4) to serve as a foundation for an after-school program; (5) as a vocational-technical or technology education program; (6) and to serve as a special education resource. This model makes the program an ideal resource for schools around the country that are seeking innovative and organized methods for integrating technology and hands-on learning in the classroom.

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

Marketing and Other Agreements.
-------------------------------

      Direct Sales Force. Currently, we have a direct sales force consisting of four employees and several independent agency groups. This direct sales force markets our products and programs in a variety of methods to various users, providers and others.

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

Number of Employees.
--------------------

     We employ approximately 10 full-time and 3 part-time employees of which three are in sales, six are in design and project management, two in accounting/finance and two in administration. We will hire part-time and additional full-time employees on an "as-needed" basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 2.  Description of Property.
         ------------------------

     The Company leases its principal executive offices at 345 Bobwhite
Court, Suite #200, Boise, Idaho 83706. These offices consist of approximately 5,412 square feet of office space. Rent obligations are $6,750/month under a non-cancelable operating lease.

     The Company leases additional warehouse space at 7646 Lemhi St, Unit
#13, Boise, Idaho 83709. This warehouse space consists of approximately 1,400 square feet. Rent obligations are $576/month through May 2006.

Item 3.  Legal Proceedings.
         ------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to the Company's shareholders during the last quarter of our current fiscal year.

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

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

                              Stock Quotations
                              ----------------


Quarter Ended                       High       Low
-------------                       ----       ---

September 30, 2001                  $0.60     $0.25

December 31, 2001                   $0.28     $0.18

March 31, 2002                      $0.25     $0.06

June 30, 2002                       $0.19     $0.07

September 30, 2002                  $0.20     $0.10

December 31, 2002                   $0.15     $0.06

March 31, 2003                      $0.10     $0.065

June 30, 2003                       $0.12     $0.065

September 30, 2003                  $0.12     $0.07

December 31, 2003                   $0.17     $0.09

March 31, 2004                      $0.30     $0.10

June 30, 2004                       $0.35     $0.13

September 30, 2004                  $0.27     $0.10

December 31, 2004                   $0.12     $0.06

March 31, 2005                      $0.18     $0.08


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

            Name                     Date          Shares       Consideration
            ----                     ----          Issued      Paid in Dollars
                                                   ------      ---------------
          None                          --           --             --

Holders.
--------

     As of June 29, 2005, there were 28,402,585 shares of common stock outstanding and approximately 404 stockholders of record.

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

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     On April 28, 2004, we entered into a Consulting Agreement with Javan Khazali, an independent consultant. This Consulting Agreement is for one year and consists of compensation Mr. Khazali for services such as: marketing and distribution strategies, structuring of transactions, vendor relations, and business development activities. On May 21, 2004, we filed an S-8 for 10,000,000 shares at $.35 under an Equity Compensation Plan entitled "2004 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement" with Javan Khazali."

Use of Proceeds From the Sale of Registered Securities.
-------------------------------------------------------

     None.

Purchases of Equity Securities.
-------------------------------

     None.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operation.
---------------------

Results and Comparison for Fiscal Years

     Fiscal year ended March 31, 2005 resulted in a net loss of ($938,632). This net loss is an increase of ($786,281) from the net loss for fiscal year 2004 of ($152,351). The Basic Loss per Share for fiscal year 2005 is ($0.04), as compared to a loss per share of ($0.01) for fiscal year 2004. Details of changes in revenues and expenses can be found below.

Revenues

     Revenues of $1,468,671 for fiscal year 2005 were down from revenues of $1,830,861 for fiscal year 2004, or $362,190, for a 20% decrease.

     Revenues for our fourth quarter of this fiscal year were 10% higher than revenues for the same period during last fiscal year, $496,672 and $449,745, respectively. Revenues for the first three quarters decreased due to a combination of a policy change in the fourth quarter of fiscal year 2004 as well as a slight decrease in sales. We changed our policy to give our customers more choice in their lab materials. Under the new policy, our customers can choose where to purchase their lab materials (e.g. LEGO [Registered] manipulatives) and they simply purchase the PCS curriculum, customized furniture unit and site license materials from us. There is no effect on our gross profit as a result of our policy change as our revenues are reduced by same amount as our cost of goods sold.


Cost of Goods Sold/Cost of Sales

     Cost of Goods Sold increased $315 or 0.04%, from fiscal year 2004, $679,009, to fiscal year 2005, $679,324. Costs of goods sold remained flat, in spite of a decrease in sales. This is primarily due to increases in shipping costs as well as the slight increase in sales during the fourth quarter.

Operating Expenses

     Operating expenses increased by $623,335, or 57%. Operating expenses were $1,098,815 in fiscal year 2004 and $1,731,150 in fiscal year 2005. This increase is primarily due to non-cash expenditures of $525,004 associated with stock and options which were issued for services. The scope of said consulting agreement includes advisement and consultation regarding distribution strategies, evaluation of potential acquisition targets and the structuring of any such transactions, and business development strategies, including geographic and service expansion plans.

     Excluding the non-cash expenditure mentioned above, operating expenses for the fourth quarter of fiscal year 2005 increased 25%, or $101,022, from $97,366 during the fourth quarter of fiscal year 2004 to $118,092 for same period during fiscal year 2005. This increase is mainly due to increased copier repair expense, warehouse expense, and increased consulting and marketing expenses.

Liquidity.
----------

     As of the fiscal year ended March 31, 2005, we had $16,752 in Cash, with total current assets of $280,818 and total current liabilities of $1,037,487. We have a stockholders' deficit of ($738,527).

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          March 31, 2005 and 2004

          Report of Independent Registered Public Accounting Firm


          Consolidated Balance Sheet - March 31, 2005

          Consolidated Statements of Operations for the years ended March 31, 2005 and 2004

          Consolidated Statements of Stockholders' Equity (Deficit)

          Consolidated Statements of Cash Flows
          for the Years Ended March 31, 2005 and 2004

          Notes to Consolidated Financial Statements








  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
PCS Edventures!.COM, Inc., and Subsidiary
Boise, Idaho

We have audited the consolidated balance sheet of PCS Edventures!.COM, Inc., and Subsidiary (the "Company") as of March 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCS Edventures!.COM, Inc., and Subsidiary as of March 31, 2005 and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

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


HJ & Associates, LLC
Salt Lake City, Utah
July 15, 2005

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
                    Consolidated Balance Sheet

                              ASSETS

                                                            March 31,
                                                              2005
CURRENT ASSETS

     Cash                                                   $  16,752
     Accounts receivable                                      130,569
     Prepaid expenses                                          14,826
     Deferred costs (Note 2)                                  110,367
     Inventory                                                  8,304
                                                            ---------
          Total Current Assets                                280,818
                                                            ---------
FIXED ASSETS, NET (Note 3)                                     11,917
                                                            ---------
OTHER ASSETS

     Deposits                                                   6,225
                                                            ---------
          Total Other Assets                                    6,225
                                                            ---------
          TOTAL ASSETS                                      $ 298,960
                                                            =========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,
                                                              2005

CURRENT LIABILITIES

     Accounts payable                                      $  183,068
     Accrued Compensation                                      40,537
     Payroll taxes payable                                     87,669
     Accrued interest                                          75,044
     Accrued expenses (Note 12)                                59,079
     Unearned revenue (Note 2)                                269,571
     Notes payable - related party (Note 5)                 117,054
     Notes payable (Note 6)                                   205,465
                                                          -----------
          Total Current Liabilities                         1,037,487
                                                          -----------
          Total Liabilities                                 1,037,487
                                                          -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, no par value, authorized 10,000,000
      shares, 15,246 shares issued and outstanding (Note 4)    56,372
     Common stock, no par value, authorized 40,000,000
      shares; 27,355,451 shares issued and outstanding     23,868,669
     Variable deferred consulting (Note 4)                     (1,000)
     Accumulated deficit                                  (24,662,568)
                                                         ------------
          Total Stockholders' Equity (Deficit)               (738,527)
                                                         ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIT)                                      $    298,960
                                                         ============
The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Operations

                                                      For the Years Ended
                                                           March 31,
                                                   2005             2004
REVENUES

 Lab Revenue                                     $1,294,709    $1,661,838
 License Revenue                                    158,917       156,164
 Subscription Revenue                                15,045        12,859
                                                 ----------    ----------
  Total Revenues                                  1,468,671     1,830,861

COST OF GOODS SOLD                                  679,324       679,009
                                                 ----------    ----------
GROSS PROFIT                                        789,347     1,151,852
                                                 ----------    ----------
OPERATING EXPENSES

 Salaries and wages                                 452,756       463,918
 Depreciation expense                                 2,052        25,447
 General and administrative                         751,338       578,976
 Stock for services expense                         525,004        30,474
                                                 ----------    ----------
  Total Operating Expenses                        1,731,150     1,098,815
                                                 ----------    ----------
OPERATING INCOME (LOSS)                            (941,803)       53,037

OTHER INCOME AND EXPENSES

 Interest expense                                   (58,877)     (214,804)
 Interest income                                        993            18
 Other income                                        17,065         4,398
 Gain on settlement of debt (Note 7)                 43,990         5,000
                                                 ----------    ----------
  Total Other Income and Expenses                     3,171      (205,388)
                                                 ----------    ----------
NET LOSS                                        $  (938,632)  $  (152,351)
                                                 ==========    ==========
BASIC LOSS PER SHARE (Note 2)                   $     (0.04)  $     (0.01)
                                                 ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              26,253,256    19,447,429
                                                 ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)
                                Common Shares             Preferred Shares
                              -----------------------   --------------------
                               Shares      Amount         Shares     Amount
                              ----------  -----------   --------- ----------
Balance, March 31, 2003  17,832,301    $ 22,105,987           -    $        -

Common stock issued for
extinguishment of debt and
interest at $0.09 per
share                        35,000           3,150           -             -

Options issued to directors
for accrued directors fees
(Note 11)                         -          17,857           -             -

Contribution to capital
(Note 11)                         -          27,143           -             -

Common stock issued for
conversion of accounts
payable at $0.09 per
share                        11,111           1,000           -             -

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per
share                       202,234          20,223           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                        19,050             191           -             -

Repriced options granted
below market value                -           6,000           -             -

Options granted below
market value                      -           8,250           -             -

                         ----------     -----------   ---------  ------------
Balance Forward          18,099,696     $22,189,801           -  $          -
                         ----------     -----------   ---------  ------------

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance Forward           18,099,696    $22,189,801           -  $          -

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -       5,000         5,000

Preferred stock issued
for cash at $1.00 per
share                             -               -       5,000         5,000

Discount on preferred
stock                             -               -           -         2,500

Common stock issued for
extension of debt at
$0.10 per share              57,600           5,760           -             -

Common stock issued for
conversion of
debt at $0.10 per share     150,000          15,000           -             -

Common stock issued for
cash at $0.01 per share     150,000          15,000           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                         6,000              60           -             -

Common stock issued for
cash at $0.10 per share     550,000          55,000           -             -

Revaluation of repriced
and outstanding options           -            (500)          -             -
                        -----------   -------------   ---------   -----------
Balance forward          19,013,296   $  22,280,121      10,000   $    12,500
                         ----------     -----------   ---------  ------------


                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance forward          19,013,296   $  22,280,121      10,000   $    12,500

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                         6,000              60           -             -

Common stock issued for
cash at $0.10 per share     250,000          25,000           -             -

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
the conversion of warrants
at $0.01 per share            3,000              30           -             -

Common stock issued for
cash at $0.10 per share     200,000          20,000           -             -

Common stock issued for
cash at $0.12 per share     200,000          24,000           -             -

Common stock issued for
cash at $.012 per share     200,000          24,000           -             -

Common stock issued for
services and prepaid
services at $0.12           680,000          85,000           -             -
                       ------------   -------------  ----------  ------------
Balance forward          20,952,296   $  22,498,211      10,000  $     12,500
                         ----------     -----------   ---------  ------------




                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------

Balance forward          20,952,296   $  22,498,211      10,000   $    12,500

Common stock issued for
accrued interest at $0.12   103,207          12,385           -             -

Common stock issued for
accrued legal fees at $.012 106,384          12,766           -             -

Common stock issued for cash
at $0.12 per share          100,000          12,000           -             -

Common stock issued for cash
at $0.12 per share           75,000          15,000           -             -

Preferred stock issued for
cash at $1.00 per share           -               -      12,000        12,000

Discount on preferred stock       -               -           -         3,000

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      11,614        11,613

Discount on preferred stock       -               -           -         2,903
                         ----------     -----------   ---------  ------------
Balance forward          21,436,887     $22,570,362      33,614  $     42,016
                         ----------     -----------   ---------  ------------


                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------

Balance forward          21,436,887     $22,570,362      33,614  $     42,016

Common stock issued for
conversion of preferred at
$0.20 per share              58,070          11,613     (11,614)      (11,613)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      15,165        15,165

Discount on preferred stock       -               -           -         3,791

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      25,275        25,274

Discount on preferred stock       -               -           -        (2,527)

Common stock issued for
conversion of preferred at
$0.20 per share             126,375          25,274     (25,275)      (25,274)

Common stock issued for cash
at $0.12 per share          166,667          20,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      15,181        15,181

Discount on preferred stock       -               -           -         3,795

Common stock issued for cash
at $.125 per share          400,000          50,000           -             -

                         ----------     -----------   ---------  ------------
Balance forward          22,187,999     $22,677,249      52,346  $     70,862
                         ----------     -----------   ---------  ------------


                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------

Balance forward          22,187,999     $22,677,249      52,346  $     70,862

Preferred stock issued
for conversion of debt
at $1.00 per share                -               -      10,134        10,134

Common stock issued for
conversion of preferred at
$0.20 per share              50,670          10,134     (10,134)      (10,134)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -       5,069         5,069

Discount on preferred stock       -               -           -         1,267

Common stock issued for
cash at $0.20 per share     125,000          25,000           -             -

Common stock issued for
cash at $.016 per share   1,562,500         250,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,154        10,154

Discount on preferred stock       -               -           -         2,538

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -       5,092         5,092

Discount on preferred stock       -               -           -         1,273

                         ----------     -----------   ---------  ------------
Balance forward          23,926,169     $22,962,383      72,661  $     96,255
                         ----------     -----------   ---------  ------------


                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------

Balance forward          23,926,169     $22,962,383      72,661  $     96,255

Common stock issued for cash
at $0.20 per share           50,000          10,000           -             -

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      40,746        40,745

Discount on preferred stock       -               -           -         8,149

Common stock issued for
conversion of preferred at
$0.25 per share             203,730          40,745     (40,746)      (40,745)

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,189        10,189

Discount on preferred stock       -               -           -         2,547

Preferred stock issued for
conversion of debt at $1.00
per share                         -               -      10,195        10,195

Discount on preferred stock       -               -           -         2,039

Common stock issued for
conversion of debt at $0.25
per share                    50,975          10,195     (10,195)      (10,195)

Pro-rata cumulative non-cash
preferred stock dividend          -               -           -         1,294

Net loss for the year
ended March 31, 2004              -               -           -             -
                         ----------     -----------   ---------  ------------
Balance, March 31, 2004  24,230,874     $23,023,323      82,850  $    120,473
                         ----------     -----------   ---------  ------------

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------


Balance, March 31, 2004  24,230,874    $ 23,023,323      82,850      $120,473

Common stock issued for
services at $0.17 per
share                        30,000           5,100           -             -

Stock offering costs              -          (5,100)          -             -

Common stock issued for
services at $0.17 per
share                       240,000          40,800           -             -

Stock offering costs              -         (40,800)          -             -

Options issued to employees
below market value                -           3,000           -             -

Options issued to consultants
below market value                -         507,877           -             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share                       376,165          75,232           -             -

Common stock issued for
cash at $0.10 per share
for option exercise         750,000          75,000           -             -

Intrinsic value of
employee options issued
below market value                -           5,000           -             -

Common stock issued for
related party note payable
reduction at $0.07 per
share                       250,000          17,500           -             -

Fair value of options
issued to consultant              -             696           -             -

Common stock issued for
conversion of preferred
stock at $0.20 per share    338,020          67,603     (67,604)      (67,603)

Options issued to directors
for accrued director fees         -           9,241           -             -

                         ----------     -----------   ---------  ------------
Balance forward          26,215,059     $23,784,472      15,246  $     52,870
                         ----------     -----------   ---------  ------------

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------


Balance forward          26,215,059     $23,784,472      15,246  $     52,870

Contributed capital for
accrued director fee              -          50,759           -             -

Pro-rata cumulative
non-cash preferred stock
dividend                          -               -           -         3,502

Amortization of prepaid
expense                           -               -           -             -

Amortization and revaluation
of consulting expense             -         (92,102)          -             -

Stock issued for marketing
services at $0.09 per share 250,000          22,500           -             -

Stock issued for legal
services at $0.09 per share 500,000          45,000           -             -


Stock issued for accounts
payable at $0.15 per share   45,833           6,875           -             -

Stock issued for note
payable to related party
at $0.06 per share          344,559          20,674           -             -

Amortization of prepaid
expense                           -               -           -              -

Fair value of options
issued to consultant              -             491           -             -

Options issued to directors
for accrued director fees         -          28,416           -             -

Contributed capital for
accrued director fees             -           1,584           -             -

Net loss,
  March 31, 2005                  -               -           -             -
                         ----------     -----------   ---------  ------------
Balance,
   March 31, 2005        27,355,451     $23,868,669      15,246    $   56,372
                        ===========    ============   =========  ============
[CONTINUED]



               PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2003           $          -        $        - $(23,530,460)

Common stock issued for
extinguishment of debt and
interest at $0.09 per share                  -                 -            -

Options issued to directors for
accrued director's fees                      -                 -            -

Contribution of capital                      -                 -            -

Common Stock issued for
conversion of accounts payable
at $0.09 per share                           -                 -            -

Common stock issued to
related party for
conversion of accrued
interest at $0.10 per                        -                 -            -

Common stock issued for
the conversion of
warrants at $0.01 per
share                                        -                 -            -

Repriced options granted
below market value                           -                 -            -

Options granted below
market value                                 -                 -            -
                                   -----------         --------- ------------
Balance Forward                    $         -         $       - $(23,530,460)
                                   -----------         --------- ------------

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------

Balance forward               $          -           $       -  $(23,530,460)

Preferred stock issued
for conversion of debt
at $1.00 per share                       -                   -             -

Preferred stock issued
for cash at $1.00 per
share                                    -                   -             -

Discount on preferred
stock                                    -                   -        (2,500)

Common stock issued for
extension of debt at
$0.10 per share                          -                   -             -

Common stock issued for
conversion of
debt at $0.10 per share                  -                   -             -

Common stock issued for
cash at $0.01 per share                  -                   -             -

Common stock issued for the
conversion of warrants at
$0.01 per share                          -                   -             -

Common stock issued for cash
at $0.10 per share                       -                   -             -

Revaluation of repriced and
outstanding options                      -                   -             -
                               -----------           ---------   -----------
Balance forward                $         -           $          $(23,532,960)
                               -----------           ---------   -----------

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance forward                $          -           $       -  $(23,532,960)

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
the conversion of
warrants at $0.01 per
share                                     -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
the conversion of warrants
at $0.01 per share                        -                   -             -

Common stock issued for
cash at $0.10 per share                   -                   -             -

Common stock issued for
cash at $0.12 per share                   -                   -             -

Common stock issued for
cash at $.012 per share                   -                   -             -

Common stock issued for
services and prepaid
services at $0.12                   (67,292)                  -             -
                                 ----------          ----------  ------------
Balance forward                  $  (67,292)         $        -  $(23,532,960)
                               -----------           ---------   -----------


                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance forward                $    (67,292)          $       -  $(23,532,960)

Common stock issued for
accrued interest at $0.12                 -                   -             -

Common stock issued for
accrued legal fees at $.012               -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Preferred stock issued for
cash at $1.00 per share                   -                   -             -

Discount on preferred stock               -                   -        (3,000)

Common stock issued for cash
at $0.20 per share                        -                   -             -

Common stock issued for cash
at $0.20 per share                        -                   -             -

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Discount on preferred stock               -                   -        (2,903)
                                -----------           ---------  ------------
Balance forward                 $  (67,292)           $       -  $(23,538,863)
                                -----------           ---------  ------------

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------

Balance forward                $    (67,292)         $        -  $(23,538,863)

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (3,791)

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Discount on preferred stock               -                   -        (2,527)

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Common stock issued for cash
at $0.12 per share                        -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (3,795)

Common stock issued for cash
at $0.125 per share                       -                   -             -

                                -----------           ---------  ------------
Balance forward                 $   (67,292)          $       -  $(23,548,976)
                                -----------           ---------  ------------

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------

Balance forward                $    (67,292)         $        -  $(23,548,976)

Preferred stock issued
for conversion of debt
at $1.00 per share                        -                   -             -

Common stock issued for
conversion of preferred at
$0.20 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (1,267)

Common stock issued for
cash at $0.20 per share                   -                   -             -

Common stock issued for
cash at $.016 per share                   -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,538)

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (1,273)
                                -----------           ---------  ------------
Balance forward                 $   (67,292)          $       -  $(23,554,054)
                                -----------           ---------  ------------

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------

Balance forward                $    (67,292)         $        -  $(23,554,054)

Common stock issued for cash
at $0.20 per share                        -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (8,149)

Common stock issued for
conversion of preferred at
$0.25 per share                           -                   -             -

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,547)

Preferred stock issued for
conversion of debt at $1.00
per share                                 -                   -             -

Discount on preferred stock               -                   -        (2,039)

Common stock issued for
conversion of debt at $0.25
per share                                 -                   -             -

Pro-rata cumulative non-cash
preferred stock dividend                  -                   -        (1,294)

Net loss for the year
ended March 31, 2004                      -                   -      (152,351)
                               ------------           ---------  ------------
Balance, March 31, 2004        $    (67,292)          $       -  $(23,720,434)
                               ------------           ---------  ------------

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2004          $(67,292)            $      -   $(23,720,434)

Common stock issued for
services at $0.17 per
share                                   -                    -              -

Stock offering costs                    -                    -              -

Common stock issued for
services at $0.17 per share             -                    -              -

Stock offering costs                    -                    -              -

Options issued to employees
below market value                      -                    -              -

Options issued to consultants
below market value                      -             (507,877)             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share                                   -                    -              -

Common stock issued for
cash at $0.10 per share
for option exercise                     -                    -              -

Intrinsic value of
employee options issued
below market value                      -                    -              -

Common stock issued for
related party note payable
reduction at $0.07 per
share                                   -                    -              -

Fair value of options
issued to consultant                    -                    -              -

Common stock issued for
conversion of preferred
stock at $0.20 per share                -                    -              -

Options issued to directors
for accrued director fees               -                    -              -

Contributed capital for
accrued director fees                   -                    -              -

                                -----------           ---------  ------------
Balance forward                 $   (67,292)          $(507,877) $(23,720,434)
                                -----------           ---------  ------------

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance forward                 $   (67,292)          $(507,877) $(23,720,434)

Pro-rata cumulative
non-cash preferred stock
dividend                                -                    -         (3,502)

Amortization of prepaid
expense                            67,292                    -              -

Amortization and revaluation
of consulting expense                   -              506,877              -

Stock issued for marketing
services at $0.09 per share
(unaudited)                       (22,500)                   -              -

Stock issued for legal
services at $0.09 per share       (45,000)                   -             -

Stock issued for accounts
payable at $0.15 per share              -                    -             -

Stock issued for note
payable to related party
at $0.06 per share
(unaudited)                             -                    -             -

Amortization of prepaid
expense                            67,500                    -             -

Fair value of options
issued to consultant                    -                    -             -

Options issued to directors
for accrued director fees               -                    -             -

Contributed capital for
accrued director fees                   -                    -             -

Net loss,
  March 31, 2005                        -                    -       (938,632)
                               ----------            ---------   ------------
Balance,
  March 31, 2005                      -0-           $   (1,000)  $(24,662,568)
                               ==========            =========   ============

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows

                                                     For the Years Ended

                                                           March 31,

                                                     2005             2004
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $   (938,632)  $  (152,351)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation                                         2,052        25,447
  Non-cash debt default additions                          -        52,625
  Amortization of debt offering and extension costs        -         5,460
  Amortization of services prepaid with common
    stock                                            101,042             -
  Stock options issued for compensation                5,000        30,474
  Stock options issued for consulting services       415,962             -
  Stock options issued for board compensation          3,000             -
  Intrinsic value of stock options issued for
    services                                               -        14,250
  Gain on settlement of debt                         (43,990)       (5,000)
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable         318,949      (104,185)
  (Increase) decrease in prepaid expenses                  -        97,578
  (Increase) decrease in inventories                (118,671)        2,073
  (Increase) decrease in deposits                          -        (5,750)
  Increase in accounts payable and
   accrued liabilities                                69,063        25,096
  Increase in interest payable                             -             -
  Increase in unearned revenue                        65,166      (178,085)
  Decrease in other assets                            69,958             -
                                                   ---------    ----------
   Net Cash Provided/ Used by Operating Activities   (51,101)     (192,368)
                                                   ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from note receivable                        50,000             -
 Payment of note receivable                                -       (50,000)
 Deposit on distribution rights                            -       (45,000)
 Purchase of fixed assets                            (13,968)            -
                                                   ---------    ----------
   Net Cash Provided(Used) for Investing Activities   36,032       (95,000)
                                                   ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in cash overdraft                     -        (8,053)
 Payments on related party notes                     (10,654)            -
 Proceeds from notes payable                               -       450,898
 Payments on notes payable                           (71,345)     (675,447)
 Proceeds from preferred stock                             -        17,000
 Proceeds from common stock                                -       605,341
                                                   ---------    ----------
   Net Cash Provided (Used) by Financing Activities  (81,999)      389,739
                                                   ---------    ----------
DECREASE IN CASH                                     (97,068)      102,371

CASH AT BEGINNING OF YEAR                            113,820        11,449
                                                   ---------    ----------
CASH AT END OF YEAR                                $  16,752    $  113,820
                                                   =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)

                                                     For the Years Ended

                                                          March 31,

                                                     2005             2004
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                       $    75,232 $  53,370
 Common stock issued for related party debt          $    38,174 $       -
 Stock options issued for accrued director fees      $    90,000 $  45,000
 Common stock issued for stock offering costs        $    45,900 $       -
 Common stock issued for payment on accounts payable $     6,875 $   4,000
 Preferred stock for notes payable                   $         - $ 166,124
 Common stock issued for conversion of preferred
  stock                                              $         - $  97,961
 Stock options issued for consulting services        $   415,962 $       -
 Stock options issued for employee and
   board compensation                                $     3,000 $       -
 Stock options issued for deferred consulting        $   507,877 $       -
 Common stock issued for services                    $         - $  30,474
Cash Paid For:

 Interest                                            $   37,142  $ 115,975
 Income taxes                                        $        -  $       -

The accompanying notes are an integral part of these consolidated financial statements.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

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

Certain balances have been reclassified to conform to current year presentation.

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

c.  Revenue Recognition

The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

Lab Revenue

The Company recognizes revenues relating to sales of the Academy of Engineering (AOE) and Edventures! labs as they are delivered to the customers. Revenue is only recognized once the product has been delivered to the customer and all other obligations have been met. All product inventory is purchased on a sale-by-sale basis, and is shipped directly from third-party suppliers to the end customer. Accordingly, all costs associated with the purchase of product inventory are also deferred until the product is delivered. As of March 31,2005, the Company has recorded unearned revenues and deferred costs of $269,570 and $110,367, respectively.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Revenue Recognition (Continued)

Licensing Revenue

The Company recognizes revenues relating to the AOE, AOE Jr., AOR, Edventures!, and the Discover! lab site licenses over the 1-year term of the license beginning when the physical lab equipment and the license has been delivered. Subsequent sales of AOE, AOE Jr., AOR, Edventures! or Discover! lab licenses are recorded on the sale of the license and recognized over a 1 year time period to revenue. Each lab license is for a period of 1 year from the date of the renewal.

Subscription Revenue

The Company recognizes revenues relating to the subscriptions sold on their edventures.com website on a monthly basis. Revenues relating to other activities such as education services delivered are recognized when the services are rendered. If a customer decides to discontinue the use of the products, the customer must return all of the information received except for the physical lab equipment. Additionally, the customer will not have access to the license when the contract is terminated. The Company does not have an obligation to refund any portion of the proceeds received for either the sale of a lab license or the subsequent renewals of the licenses.

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

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Provision for Income Taxes (Continued)

Net deferred tax assets consist of the following components as of March 31, 2005, and 2004:

                                                    2005           2004

       Deferred tax assets:
          NOL Carryover                             $ 3,114,065   $2,981,523
          Accrued Expenses                               96,665            -

       Deferred tax liabilities:                              -            -

       Valuation allowance                           (3,210,730)  (2,981,523)
                                                    -----------  -----------
       Net deferred tax asset                       $         -  $         -
                                                    ===========  ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2005 and 2004 due to the following:


                                                    2005          2004


       Book loss                                      $(366,065) $ (59,420)
       Stock for services/options expense               259,500     19,233
       Penalties                                            445     27,365
       Other                                              4,430       (673)
       NOL utilization                                        -     13,495
       Valuation allowance                              101,690         -
                                                       --------  ---------
                                                       $      -  $       -
                                                       ========  =========

At March 31, 2005 the Company had net operating loss carryforwards of approximately $7,900,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the March 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted loss per share is equal to basic loss per share as the result of the antidilutive nature of the stock equivalents. The Company has excluded 3,538,441 potential common stock equivalents from the calculation of basic loss per share.


                                             For the Years Ended
                                                     March 31,
                                                  2005       2004

       Basic loss per share from operations:
       Numerator - loss                        $(938,632)  $(152,351)
       Denominator - weighted average number
         of shares outstanding                26,253,256  19,447,429
                                              ----------  ----------
       Loss per share                         $    (0.04) $    (0.01)
                                              ==========  ==========

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Newly Issued Accounting Pronouncements

During the year ended March 31, 2005, the Company adopted the following accounting pronouncements:

     On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

     The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.


h.     Stock Options

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

i.     Property and Equipment

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

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

NOTE 3 -   FIXED ASSETS

Assets and depreciation for the period are as follows:

                                                               March 31,
                                                                 2005

        Computer equipment                                  $       8,468
        Office equipment                                            5,500
        Education assets and software                             278,886
        Accumulated depreciation                                 (280,937)
                                                            -------------
            Total Fixed Assets                              $      11,917
                                                            =============

Depreciation expense for the years ended March 31, 2005 and 2004 was $2,052 and $25,447, respectively.

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

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004


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

During the year ended March 31, 2005, the Company issued 270,000 shares of common stock in exchange for services valued at $45,900.

During the year ended March 31, 2005, the Company issued 376,165 shares of common stock for the conversion of promissory notes associated with the 2001 private placement. The shares were valued at $0.20 per share, or $75,232, which included principal and interest.

During the year ended March 31, 2005, the Company received $75,000 in exchange for the exercise of 750,000 options.

During the year ended March 31, 2005, the Company received a $17,500 reduction in related party note payable in exchange for the exercise of 250,000 options valued at $0.07 each.

During the year ended March 31, 2005, the Company issued 338,020 shares of common stock valued at $67,603, or $0.20 per share, for the conversion of preferred stock.

During the year ended March 31, 2005, the Company issued 250,000 shares of common stock in exchange for marketing services valued at $22,500.

During the year ended March 31, 2005, the Company issued 500,000 shares of common stock in exchange for legal services valued at $45,000.

During the year ended March 31, 2005, the Company issued 45,833 shares of common stock in exchange for accounts payable valued at $6,875.

During the year ended March 31, 2005, the Company issued 344,559 shares of common stock in exchange for related party note payable valued at $20,674.


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

During the year ended March 31, 2005, the Company issued 338,020 shares of common stock for the conversion of 67,603 shares of preferred stock. The preferred shares, originally sold for $1.00 per share were converted to common at $0.20 per share.

The convertible preferred shares also include a cumulative 10% per annum non-cash dividend, which at March 31, 2005 amounted to $3,502 and has been charged directly to accumulated deficit.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

NOTE 5 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party consisted of the following at March 31, 2005:

Notes payable to the President bearing interest
 at 10% per annum, all unpaid principal and
 interest due on demand                                        $ 117,094
                                                               ---------
            Total Notes Payable   Related Party                $ 117,094
                                                               =========
NOTE 6 -   NOTES PAYABLE

Notes payable consisted of the following at March 31, 2005:

Notes payable related to private placement memorandum
 bearing interest at 8.00% per annum, with payments due
 April 6, 2002, through August 29, 2004, $101,000 past due     $ 101,000

Notes payable to four unrelated individuals bearing interest at 8.0% to 11.2% per annum, with payment due within
 one year, unsecured                                              15,003

Line of credit with a bank bearing interest at 13.99%
 per annum, unsecured                                             36,127

Line of credit with a bank bearing interest at 7.0%
 per annum, past due, unsecured                                   26,549

Line of credit with a financing institution with varying
 interest charges, due periodically (generally monthly),
 secured by assets and specific receivables                       26,786
                                                               ---------
               Total Notes Payable                             $ 205,465
                                                               =========
All notes payable are considered to be current.

NOTE 7 - GAIN ON SETTLEMENT OF DEBT

During March 2004, the Company received a notice of default from the attorneys for Xerox Capital Services, LLC (Xerox), in which Xerox assets that the Company is in default on two lease agreements and a promissory note in the amount of $88,242. During July 2004, the Company agreed to a Release of All Claims and Settlement Agreement (the Settlement) with Xerox Capital Services, LLC in regard to a past due notes payable and copier lease payments. The Settlement calls for the payment of $44,252 in installments as follows: $7,500 upon execution; $10,000 on or before August 5, 2004; $10,000 on or before August 19, 2004; $12,500 on or before September 15, 2004; and $4,252 on or before October 15, 2004. In addition, the Company agreed to return the copier. The Company has recognized a gain on extinguishment of debt of $43,990 as a result of this Settlement. As of March 31, 2005, all scheduled payments have been made.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligation

The Company leases its office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in March 2008.

Minimum rental payments under the non-cancelable operating lease is as follows:

            Years ending
               March 31,                                         Amount
                  2006                                           $ 81,500
                  2007                                             87,500
                  2008                                             85,250
                  2009                                                  -
                  2010                                                  -
                                                                ---------
           Total                                                $ 254,250
                                                                =========

Rent expense was $75,500 and $69,500 for the years ended March 31, 2005 and 2004, respectively.

The Company leases warehouse space close to its headquarters. The lease expires in May 2006. The monthly rental obligation is $576.00 for total lease payments of $10,368. Rent expense was $1,246 for the year ended March 31, 2005.

Litigation

During March 2004, the Company received a notice of default from the attorneys for Xerox Capital Services, LLC (Xerox), in which Xerox assets that the Company is in default on two lease agreements and a promissory note in the amount of $88,242. During July 2004, the Company agreed to a Release of All Claims and Settlement Agreement (the Settlement) with Xerox Capital Services, LLC in regard to a past due notes payable and copier lease payments. The Settlement calls for the payment of $44,252 in installments as follows: $7,500 upon execution; $10,000 on or before August 5, 2004; $10,000 on or before August 19, 2004; $12,500 on or before September 15, 2004; and $4,252 on or before October 15, 2004. In addition, the Company agreed to return the copier. The Company has recognized a gain on extinguishment of debt of $43,990 as a result of this Settlement. As of March 31, 2005, all scheduled payments have been made; the obligation is paid in full.

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

During the fiscal year ending March 2005, the Company opened discussions with several target companies for possible merger and acquisition activities. In addition, the Company also continued to investigate the feasibility of utilizing parts of our Learning Labs to create a line of specialty retail learning toys. The Company has also entered into several strategic alliances with K-NEX, Science Demo, and GibsonTechEd for further product development and enhancement. The Company has also strengthened its international position by naming agents and installing Learning Labs in Egypt, Dubai, and Saudi Arabia. Over the next fiscal year, the Company will continue to develop marketplace strategy for the US market as well as the international market.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 -  DILUTIVE INSTRUMENTS

a.  Stock Options

SFAS No. 148, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The current year pro forma net loss includes $13,722 of prior year option expense amortization. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 100% to 538% percent for all years; risk-free interest rates of 1% to 6%, and expected lives of 1 to 10 years.

                                              For the Years Ended
                                                     March 31,
                                                2005          2004


        Net loss:
           As reported                     $ (938,632)  $ (152,351)
           Pro Forma                       (1,106,204)    (272,508)

        Net loss per share:
           As reported                     $    (0.04)  $    (0.01)
           Pro Forma                            (0.04)       (0.01)

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004


NOTE 10 -  DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

       The Company has granted the following options as of March 31, 2005:
                                                           Amount
                   Date of    Issue     Issue   Amount     Expired/     Amount
  Description      Grant      Number    Price   Exercised  Cancelled
Outstanding
----------------  -------- ---------  --------  --------- --------- ----------
1) Board Members  12-10-01 1,000,000  $   0.30         0   (250,000)   750,000
2) Board Members  06-03-02 1,000,000  $   0.16         0   (250,000)   750,000
3) Employees      07-01-02   335,000  $   0.16         0    (10,000)   325,000
4) Employee       08-15-02     5,000  $   0.16         0          0      5,000
5) Board Members  10-21-02   499,998  $   0.09         0   (166,666)   333,332
6) Board Members  05-15-03   892,855  $   0.07   (250,000) (214,285)   428,570
7) Employee       05-20-03   100,000  $   0.07         0          0    100,000
8) Employee       07-25-03    25,000  $   0.10         0          0     25,000
9) Employee       09-05-03   150,000  $   0.07         0          0    150,000
10) Employee      09-25-03    25,000  $   0.15         0          0     25,000
11) Board Member  04-28-04   150,000  $   0.15         0          0    150,000
12) Consultant    04-28-04 2,000,000  $   0.10  (750,000)(1,250,000)         0
13) Consultant    04-28-04 4,000,000  $   0.25         0 (4,000,000)         0
14) Consultant    04-28-04   200,000  $   0.10         0          0    200,000
15) Consultant    04-28-04   200,000  $   0.20         0          0    200,000
16) Consultant    04-28-04   200,000  $   0.30         0          0    200,000
17) Consultant    04-28-04   200,000  $   0.35         0          0    200,000
18) Board Members 09-14-04    80,358  $   0.14         0          0     80,358
19) Board Members 09-14-04    93,750  $   0.12         0          0     93,750
20) Board Members 09-14-04   112,500  $   0.10         0          0    112,500
21) Board Members 09-14-04    48,912  $   0.23         0          0     48,912
22) Board Members 09-14-04    57,692  $   0.26         0          0     57,692
23) Employee      07-29-04   153,533  $   0.15         0          0    153,533
24) Employee      08-10-04    50,000  $   0.13         0          0     50,000
25) Employee      07-10-04    50,000  $   0.13         0          0     50,000
26) Employee      07-01-04    25,000  $   0.31         0          0     25,000
27) Consultant    07-29-04     5,000  $   0.15         0          0      5,000
28) Employee      11-15-04   100,000  $   0.10         0          0    100,000
29) Board Members 01-04-05   315,792  $   0.10         0          0    315,792
30) Consultant    01-06-05     4,500  $   0.10         0          0      4,500
31) Employee      06-01-04    75,000  $   0.31         0          0     75,000
32) Employee      06-14-04   250,000  $   0.31         0          0    250,000
33) Employee      06-01-04    50,000  $   0.31         0          0     50,000
34) Employee      06-01-04    75,000  $   0.31         0          0     75,000
35) Employee      06/16/04   150,000  $   0.31         0          0    150,000

                          ----------           --------- ---------- ----------
                          12,679,890          (1,000,000) 6,140,951  5,538,939
                          ==========           ========= ========== ==========

    Amount Exercisable                                               4,540,406
                                                                    ==========


                                    Risk-Free
                        Fair        Interest    Expected   Expected
      Description       Value         Rate        Life    Volatility
   ---------------- ---------       ---------   --------  ----------
   1) Board Members $    0.20         5.69%      10.00      99.80%
   2) Board Members $    0.15         5.48%      10.00     128.91%
   3) Employee      $    0.14         2.84%       3.50     157.77%
   4) Employee      $    0.14         2.84%       3.30     163.77%
   5) Board Members $    0.09         3.94%      10.00     158.83%
   6) Board Members $    0.09         3.94%      10.00     151.61%
   7) Employee      $    0.06         2.54%       4.00     151.61%
   8) Employee      $    0.12         2.81%       4.00     156.24%
   9) Employee      $    0.11         2.81%       4.00     152.03%
  10) Employee      $    0.12         3.07%       5.85     152.03%
  11) Board Member  $    0.17         4.43%      10.00     344.55%
  12) Consultant    $    0.17         0.98%       0.17     187.13%
  13) Consultant    $    0.17         0.98%       0.33     187.13%
  14) Consultant    $    0.17         1.55%       1.00     537.80%
  15) Consultant    $    0.17         1.55%       1.00     537.80%
  16) Consultant    $    0.17         1.55%       1.00     537.80%
  17) Consultant    $    0.17         1.55%       1.00     537.80%
  18) Board Members $    0.15         4.14%      10.00     247.04%
  19) Board Members $    0.15         4.14%      10.00     247.04%
  20) Board Members $    0.15         4.14%      10.00     247.04%
  21) Board Members $    0.15         4.14%      10.00     247.04%
  22) Board Members $    0.15         4.14%      10.00     247.04%
  23) Employee      $    0.14         3.78%       5.00     250.60%
  24) Employee      $    0.13         3.47%       5.00     247.04%
  25) Employee      $    0.23         3.64%       5.00     250.60%
  26) Employee      $    0.27         3.81%       5.00     240.27%
  27) Consultant    $    0.14         3.78%       5.00     250.60%
  28) Employee      $    0.10         3.53%       5.00     236.98%
  29) Board Members $    0.09         4.29%      10.00     234.54%
  30) Consultant    $    0.11         3.65%       5.00     236.98%
  31) Employee      $    0.31         3.91%       5.00     235.04%
  32) Employee      $    0.26         3.98%       5.00     235.04%
  33) Employee      $    0.31         3.91%       5.00     235.04%
  34) Employee      $    0.31         3.91%       5.00     235.04%
  35) Employee      $    0.31         3.91%       5.00     235.04%

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2004 and 2003

NOTE 10 - DILUTIVE INSTRUMENTS (Continued)

a.       Stock Options (Continued)

On April 28,2004, the Company issued options to purchase 6,000,000 shares of its common stock for prepaid consulting fees. The options are exercisable immediately with 2,000,000 options exercisable at a price of $0.10 per share for 60 days while 4,000,000 are exercisable at a price of $0.25 per share for 120 days. During the first quarter of fiscal year 2005, 750,000 options were exercised at $0.10 and 1,250,000 were allowed to expire unexercised. The issuance of these options resulted in the recording of $372,988 in variable deferred consulting fees.

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

On April 28, 2004, the Company issued options to purchase 800,000 shares of its common stock for prepaid consulting fees. The options are exercisable immediately in groups of 200,000 at prices of $0.10, $0.20, $0.30 and $0.35 per share for one year. The issuance of these options resulted in the recording of $134,889 in variable deferred consulting fees. In accordance with EITF 96-18 and FIN 48, the issuance of these options resulted in the recording of an increase in deferred valuation of $73,111 and $34,667 in non-cash consulting expense during the quarter ended June 30, 2004.

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

During June 2004, the Company issued options to purchase 600,000 of its common stock to five employees, including one Officer. The options are exercisable immediately at a price of $0.31 per share for five years.

During July 2004, the Company issued 250,000 shares of common stock to its Chief Executive Officer for the non-cash exercise of options, reducing related party debt by $17,500.

On July 29, 2004, the Company issued options to purchase 5,000 shares of its common stock for consulting services rendered. The options are exercisable immediately at a price of $0.15 per share for five years.

On July 29, 2004, the Company issued options to purchase 153,533 shares of its common stock to an employee. The options are exercisable at $0.15 per share as follows: 50,000 on or after July 29, 2005; 50,000 on or after July 29, 2006; and, 53,533 on or after July 29, 2007. The options expire on July 29, 2009.

On July 10, 2004, the Company issued options to purchase 50,000 shares of its common stock to an employee. The options are exercisable at $0.13 per share as follows: 10,000 on or after July 10, 2005; 20,000 on or after July 10, 2006; and, 20,000 on or after July 10, 2007. The options expire on July 10, 2009.

On July 1, 2004, the Company issued options to purchase 25,000 shares of its common stock to an employee. The options are exercisable at $0.31 per share as follows: 5,000 on or after July 1, 2005; 5,000 on or after July 1, 2006; and, 15,000 on or after July 1, 2007. The options expire on July 1, 2009.

On August 10, 2004, the Company issued options to purchase 50,000 shares of its common stock to an employee. The options are exercisable at $0.13 per share as follows: 10,000 on or after July 10, 2005; 20,000 on or after July 10, 2006; and, 20,000 on or after July 10, 2007. The options expire on July 10, 2009.

On September 14, 2004, the Company issued options to purchase 20,786 shares of common stock to each of its three Board Members, for a total issuance of 80,358 at an exercise price of $0.14 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2003. The options expire on September 14, 2014.

On September 14, 2004, the Company issued options to purchase 31,250 shares of common stock to each of its three Board Members, for a total issuance of 93,750 at an exercise price of $0.12 per share. The options were issued as compensation for Board services for the quarter ending September 30, 2003.
The options expire on September 14, 2014.

On September 14, 2004, the Company issued options to purchase 37,500 shares of common stock to each of its three Board Members, for a total issuance of 112,500 at an exercise price of $0.10 per share. The options were issued as compensation for Board services for the quarter ending December 31, 2003. The options expire on September 14, 2014.

On September 14, 2004, the Company issued options to purchase 16,304 shares of common stock to each of its three Board Members, for a total issuance of 48,912 at an exercise price of $0.23 per share. The options were issued as compensation for Board services for the quarter ending March 31, 2004. The options expire on September 14, 2014.

On September 14, 2004, the Company issued options to purchase 14,423 shares of common stock to each of its four Board Members, for a total issuance of 52,692 at an exercise price of $0.26 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2004. The options expire on September 14, 2014.

On January 4, 2005, the Company issued options to purchase 78,948 shares of common stock to each of its four Board Members, for a total issuance of 315,792 at an exercise price of $0.10 per share. The options were issued as compensation for Board services for the quarters ending September 30, 2004 and December 31, 2004.

During the month of January 2005, the Company issued options to purchase 4,500 shares of common stock to a consultant for purchasing services at an exercise price of $0.10 per share. These figures are included in the above financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

NOTE 11 -RELATED PARTY TRANSACTIONS

On September 14, 2004, the Company authorized and issued options to purchase 335,520 shares of common stock to Board Members as payment for accrued directors fees totaling $45,000. These options vested immediately and have an exercise prices ranging from $0.10-$0.23 per share. This payment covered all directors fees incurred for the year ended March 31, 2004

During 2004, the Company issued 305,441 shares of common stock to the Company's President in payment of $32,608 in accrued interest. The stock was valued at the market price of the stock on the dates of conversion, or an average of $0.11 per share.

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

During the month of September 2004, the Company issued options to purchase 14,423 shares of common stock to each of its four Board Members, for a total issuance of 57,692 at an exercise price of $0.26 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2004.

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

During the year ended March 31, 2005, the Company repaid debt owed to the President of the Company of $48,828 through cash payments and issuances of common stock.



NOTE 12 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2005:

        Accrued directors fees                                 $   15,000
        Credit card and other
            miscellaneous accrued expenses                         44,079
                                                               ----------
            Total                                              $   59,079
                                                               ==========
NOTE 13 - SUBSEQUENT EVENTS

On April 1, 2005, the Company issued options to purchase
20,270 shares of common stock to each of its four Board Members, for a total issuance of 81,080 at an exercise price of $0.185 per share. The options expire on April 1, 2016. The options were issued as compensation for Board services for the quarter ending March 31, 2005.

On May 26, 2005, the Company issued options to purchase a total of 282,467 to eight employees. The options are exercisable at $0.50 per share and expire in five years.

During the month of June 2005, the Board of Directors authorized the issuance of common stock to the indentured trust holders for conversion of notes payable. 654,706 shares were issued in exchange for the reduction of $101,000, plus interest, in notes payable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None, not applicable.

Item 8(a).  Controls and Procedures.
------------------------------------

          On June 1, 2005, The Company's Audit Committee submitted for Board approval, the following policies and procedure manuals: Accounting Policies and Procedures; Internal Control Procedures, and Sarbanes-Oxley Compliance. All three manuals were reviewed and unanimously approved by the Board of Directors. In addition to formalizing the Company's already existing policies, the Accounting Policies and Procedures and the Internal Control Procedures manuals include guidelines which offer an additional level of review of financial information. Due to the small accounting staff, the Company viewed this as an area for improvement. We believe that the approval and implementation of these policies with regards to disclosure controls and procedures are effective in timely alerting the Chief Executive Officer and the Chief Financial Officer to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8(b).  Other Information.

         Subsequent to this filing, during the first fiscal quarter of 2006, the Company filed a Form 8-K on May 11, 2005. This Form 8-K was filed in accordance to Regulation FD Disclosure with regards to the following press releases:

* Press Release dated April 26, 2005. PCS Edventures Announces Kindergarten Curriculum.

* Press Release dated April 27, 2005. PCS Edventures Announces Discussions with LEGO (registered).

* Press Release dated May 3, 2005. PCS Edventures Announces Lab Sale to Site in Portugal.

* Press Release dated May 10, 2005. PCS Edventures Announces Cleveland Lab Installations.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the name, address, age and position of each officer and director of the Company:


    Name                Age                      Position
    ----                ---                   --------

Anthony A. Maher        58                  Chairman of the Board,
                                            President, and
                                            Chief Executive Officer

Robert O. Grover        42                  Executive Vice President, Chief
                                            Technology Officer

Christina M. Vaughn     36                  Vice President, Chief Financial
                                            Officer

Donald J. Farley        54                  Secretary, Director

Cecil D. Andrus         77                  Director

Michael K. McMurray                         Director


Term of Office.
---------------

     The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in July of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

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

Audit Committee.
----------------

     We adopted an audit committee three years ago for the purpose of engaging HJ & Associates for the annual audit. The audit committee currently consists of board members, Michael McMurray and Cecil Andrus. During this last fiscal year, the audit adopted a formal policy regarding the scope, responsibilities and length of service for the audit committee.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and it was attached as Exhibit 14 to our 2004 Annual Report.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Anthony A. 3/31/05 120,000   0     0      0     *      0    0
Maher      3/31/04 120,000   0     0      0     0      0    0
President
Director


     *  Mr. Maher was the only executive officer of PCS whose cash
compensation exceeded $100,000 during the last two fiscal years.   See the
table below under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item for stock options granted to Mr. Maher and other members of management during the last two fiscal years ended March 31, 2005 and 2004.

Options Grants in Last Fiscal Year

     There were grants of stock options made during the fiscal years ended March 31, 2005 and 2004 to our directors and executive officers and others. These options are described below under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item.

Compensation of Directors

     Each fiscal year, the Board of Directors sets the dollar amount for the compensation of outside directors for their services. Said compensation shall be in the form of freely tradable PCS common stock at its then bid price, or in the form of stock options to purchase PCS common stock at its then current bid price. For fiscal years 2005 and 2004, the Board of Directors set the amounts of $15,000 for each of said fiscal years.

Employment Agreements

     We have no written employment agreements with our management.
Currently, we are paying our officers the following annual salaries: Anthony
A. Maher - $120,000; Robert O. Grover - $90,000; Christina Vaughn - $80,000. The Company also provides medical and dental insurance for its officers and other employees.

Stock Option Plans and Other Incentive Compensation Plans

     PCS has not adopted any formal option plans or other incentive compensation plans as of the date of this report. We anticipate that our Board of Directors will, in the near future, adopt incentive compensation plans to provide reward and incentives to employees, directors and agents of PCS. PCS has granted the following options to officers, directors, employees and consultants:

                         Number         Date of   Exercise  Expiration
     Option Holder       Shares          Grant    Price       Date
     -------------       ------          -----    -----       ----

     Board Members*   1,000,000          6/03/02  $.16       6/03/12
     Suzanne Haislip     50,000          7/01/02  $.16       1/01/06
     Christina Vaughn*   50,000          7/01/02  $.16       1/01/06
     William Albert      75,000          7/01/02  $.16       1/01/06
     David Chase         35,000          7/01/02  $.16       1/01/06
     Joe Egusquiza       15,000          7/01/02  $.16       1/01/06
     Laura Baran         25,000          7/01/02  $.16       1/01/06
     Robert O. Grover*   75,000          7/01/02  $.16       1/01/06
     Nic Perner           5,000          8/15/02  $.16       2/15/06
     Donald J. Farley*  166,666         10/21/02  $.09      10/21/12
     Cecil Andrus*      166,666         10/21/02  $.09      10/21/12
     Donald J. Farley*  214,285          5/15/03  $.07       5/15/13
     Cecil Andrus*      214,285          5/15/03  $.07       5/15/13
     Anthony Maher*     250,000          5/15/03  $.07       5/15/13
     Suzanne Haislip    100,000          5/20/03  $.07       5/20/07
     Joe Egusquiza       25,000          7/25/03  $.10       7/15/07
     Christina Vaughn*  150,000          9/05/03  $.07       9/15/07
     Suhas Pharkute      25,000         9/25/03  $.10       7/29/07
     Michael McMurray*  150,000          4/28/04  $.15       4/28/14
     Consultant       2,000,000          4/28/04  $.10       6/28/04
     Consultant       4,000,000          4/28/04  $.25       8/28/04
     Consultant         200,000          4/28/04  $.10       4/28/05
     Consultant         200,000          4/28/04  $.20       4/28/05
     Consultant         200,000          4/28/04  $.30       4/28/05
     Consultant         200,000          4/28/04  $.35       4/28/05
     David Chase         75,000          6/01/04  $.31       6/08/09
     Suzanne Haislip     50,000          6/01/04  $.31       6/01/09
     Richard Wright      75,000          6/01/04  $.31       6/01/09
     Robert O. Grover*  250,000          6/14/04  $.31       6/14/09
     Christina Vaughn*  150,000          6/16/04  $.31       6/16/09
     David Chase         25,000          7/01/04  $.31       7/01/09
     William Albert      50,000          7/10/04  $.13       7/10/09
     Consultant           5,000          7/29/04  $.15       7/29/09
     Robert O. Grover*  153,533          7/29/04  $.15       7/29/07
     Laura Baran         50,000          8/10/04  $.13       7/10/09
     Board Members*      80,358          9/14/04  $.14       9/22/14
     Board Members*      93,750          9/14/04  $.12       9/22/14
     Board Members*     112,500          9/14/04  $.10       9/22/14
     Board Members*      48,912          9/14/04  $.23       9/22/14
     Board Members*      57,692          9/14/04  $.26       9/22/14
     Robert O. Grover*  100,000         11/14/04  $.10      11/15/09
     Board Members*     315,792          1/04/05  $.10       1/04/15
     Consultant           4,500          1/06/05  $.10       1/06/10


         * Denotes directors and executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth information concerning the beneficial ownership of PCS common stock as of June 29, 2005, by each director and executive officer, all directors and officers as a group, and each person known to PCS to beneficially own 5% or more of its outstanding common stock.

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned(1)              Owned(1)
     -------------------           ---------------              --------

     Anthony A. Maher                2,346,147(3)                  7.35%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Robert O. Grover                  740,000(4)                  2.32%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Donald J. Farley                1,823,632(5)                  5.71%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Cecil D. Andrus                 1,084,765(6)                  3.40%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Michael K. McMurray               263,641(7)                  (2)
     345 Bobwhite Court, Suite 200
     Boise, Idaho 83706

     Christina M. Vaughn               350,000(8)                  1.10%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     All officers and Directors as a
     group                           6,608,185                    20.69%
     (6 persons)

     (1) Based upon 28,402,585 shares of common stock issued and outstanding as of June 29, 2005, including 3,538,441 shares that may be issued upon the exercise of currently exercisable options, for a total number of shares outstanding of 31,941,026, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

     (2)  Under 1 percent.

     (3) These shares include (i) 1,850,211 shares owned of record by Mr. Maher, (ii) 10,000 shares owned by Louise Maher, (iii) 19,500 shares which are beneficially owned by a family limited liability named Sullivan Maher for which Mr. Maher acts as a manager (iv) 54,500 shares owned by the Nick Maher foundation of which Mr. Maher is a trustee, (v) 59,000 shares owned by E.L. Sullivan which are voted by Mr. Maher pursuant to an irrevocable proxy, (vi) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through May 15, 2007, (vii) 166,666 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through October 21, 2012, and (viii) 20,270 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.19 through April 1, 2016.

     (4) These shares include (i) 315,000 shares owned of record by Mr. Grover, (ii) 75,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through December 31, 2005, (iii) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.31 through June 14, 2009, and (iv) 100,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through November 15, 2009.

     (5) These shares include (i) 722,000 shares owned of record by Mr. Farley, (ii) 9,000 shares in the name of Ryan Farley, (iii) 9,000 shares in the name of Brandon Farley, (iv) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 per share and are exercisable through December 2011, (v) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through June 3, 2012, (vi) 214,285 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through May 15, 2013, and (vii) 166,666 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through October 21, 2012, (viii) 26,786 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.14 through September 22, 2014, (ix) 31,250 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.12 through September 22, 2014, (x) 37,500 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through September 22, 2014,
(xi) 16,304 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.23 through September 22, 2014, (xii) 14,423 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.26 through September 22, 2014, (xiii) 78,948 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through January 4, 2015, (xiv) 20,270 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.19 through April 1, 2016.

     (6) These shares include (i) 123,333 shares owned of record by Mr. Andrus, and (ii) 214,285 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through May 15, 2013, and (iii) 166,666 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through October 21, 2012, (iv) 100,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.30 through December 31, 2011, (v) 250,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through June 3, 2012,
(vi) 26,786 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.14 through September 22, 2014, (vii) 31,250 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.12 through September 22, 2014, (viii) 37,500 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through September 22, 2014, (ix) 16,304 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.23 through September 22, 2014, (x) 14,423 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.26 through September 22, 2014, (xi) 78,948 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through January 4, 2015, (xii) 20,270 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.19 through April 1, 2016.

     (7) These shares include (i) 150,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.15 through April 22, 2014, (ii) 14,423 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.26 through September 22, 2014, (iii) 78,948 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.10 through January 4, 2015, (iv) 20,270 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.19 through April 1, 2016.


     (8) These shares include (i) 50,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.16 per share and are exercisable through December 31, 2005 and (ii) 150,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.07 through September 15, 2007, (iii) 150,000 shares which may be issued upon the exercise of currently exercisable stock options; these options are exercisable at $.31 through June 16, 2009.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the last two fiscal years ended March 31, 2005 and 2004, we have granted certain options to members of our management. See the heading "Stock Option Plans and Other Incentive Compensation Plans" of Item 10, above.

     During the year ended March 31, 2003, three members of the Company's board of directors acted as guarantors on a promissory note that provided the Company $60,600 in financing. This note was paid in full during 2004.

     During the year ended March 31, 2003, the Company repaid debt owed to the President of the Company of $20,000.

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

     On September 14, 2004, the Company authorized and issued options to purchase 335,520 shares of common stock to Board Members as payment for accrued directors fees totaling $45,000. These options vested immediately and have an exercise prices ranging from $0.10-$0.23 per share. This payment covered all directors fees incurred for the year ended March 31, 2004

     During 2004, the Company issued 305,441 shares of common stock to the Company's President in payment of $32,608 in accrued interest. The stock was valued at the market price of the stock on the dates of conversion, or an average of $0.11 per share.

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

     During the month of September 2004, the Company issued options to purchase 14,423 shares of common stock to each of its four Board Members, for a total issuance of 57,692 at an exercise price of $0.26 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2004.

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

     During the year ended March 31, 2005, the Company repaid debt owed to the President of the Company of $48,828.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.

     No Current Reports on Form 8-K of the Securities and Exchange Commission have been filed by the Company during the last quarter of its fiscal year ended March 31, 2005.


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to PCS by its principal accountants during the fiscal years ended March 31, 2005, and March 31, 2004:


     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $32,500        $19,845

     Audit-related fees                $     0        $     0

     Tax fees                          $     0        $     0

     All other fees                    $     0        $     0

     Total fees                        $32,500        $19,845

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

                                         PCS EDVENTURES!.COM, INC.



Date: 7/14/2005                          By/s/Anthony A. Maher
      -------------                      -------------------------------------
                                         Anthony A. Maher
                                         CEO, President and Chairman of the
                                         Board of Directors


Date: 7/16/2005                          By/s/Christina M. Vaughn
      -------------                      -------------------------------------
                                         Christina M. Vaughn
                                         Vice President and CFO


Date: 7/14/2005                          By/s/Donald J. Farley
      -------------                      -------------------------------------
                                         Donald J. Farley
                                         Secretary and Director


Date: 7/15/2005                          By/s/Cecil D. Andrus
      -------------                      ------------------
                                         Cecil D. Andrus
                                         Director