Form 10QSB
period 2005-06-30
PCS EDVENTURES COM INC
filed 2005-08-22
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                                28,488,485

                              July 27, 2004

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

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2005 and March 31, 2005

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                    June 30,      March 31,
                                                      2005          2005
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $    66,013  $   16,752
 Accounts receivable                                   238,493     130,569
 Inventory                                              54,596       8,304
 Deferred costs                                              -     110,367
 Prepaid expenses                                       18,019      14,826
 Other assets                                            1,000           -
                                                   -----------  ----------
  Total Current Assets                                 378,121     280,818
                                                   -----------  ----------

FIXED ASSETS (NET)                                      13,242      11,917
                                                   -----------  ----------
OTHER ASSETS

 Deposits                                                6,225       6,225
                                                   -----------  ----------
  Total Other Assets                                     6,225       6,225
                                                   -----------  ----------
  TOTAL ASSETS                                     $   397,588  $  298,960
                                                   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     June 30,     March 31,
                                                       2005         2005
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $  141,255   $ 183,068
 Accrued compensation                                   58,506      40,537
 Payroll taxes payable                                  66,673      87,669
 Accrued interest                                       70,805      75,044
 Accrued expenses                                       59,284      59,079
 Unearned revenue                                      159,256     269,571
 Notes payable - related parties                       117,054     117,054
 Notes payable                                         122,116     205,465
                                                    ----------   ---------
  Total Current Liabilities                            794,949   1,037,487
                                                    ----------   ---------
  Total Liabilities                                    794,949   1,037,487
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, no par value, authorized
   10,000,000 shares, 15,246 shares issued
   and outstanding                                      56,372      56,372
 Common stock, no par value, authorized 50,000,000
  shares; 28,402,585 shares issued and outstanding  24,065,117  23,868,669
 Variable deferred consulting fees                           -      (1,000)
 Accumulated deficit                               (24,518,850)(24,662,568)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                (397,361)   (738,527)
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $   397,588 $   298,960
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)


                                                 For the Three Months Ended
                                                           June 30,
                                                 --------------------------
                                                    2005              2004
                                                 -------------   ----------
REVENUES

 Lab Revenue                                        $  889,522   $ 395,729
 License Revenue                                        44,132      45,961
 Subscription Revenue                                    1,318       3,008
                                                    ----------   ---------
  Total Revenues                                       934,972     444,698
                                                    ----------   ---------
COST OF GOODS SOLD                                     382,211     147,472
                                                    ----------   ---------
GROSS PROFIT                                           552,761     297,226
                                                    ----------   ---------
OPERATING EXPENSES

 Salaries and wages                                    106,768     116,859
 Depreciation expense                                    1,190           -
 Stock options issued for consulting services                -     322,442
 General and administrative                            293,767     242,722
                                                    ----------   ---------
  Total Operating Expenses                             401,725     682,023
                                                    ----------   ---------
OPERATING INCOME (LOSS)                                151,036    (384,797)
                                                    ----------   ---------
OTHER INCOME AND (EXPENSES)

 Gain on settlement of debt (Note 4)                         -      43,990
 Interest income                                             5         949
 Interest expense                                      (23,778)    (30,438)
 Other income                                           16,455       7,293
 Other expense                                               -      (1,467)
                                                    ----------   ---------
  Total Other Income and (Expenses)                     (7,318)     20,327
                                                    ----------   ---------
INCOME BEFORE INCOME TAXES                             143,718    (364,470)

INCOME TAX EXPENSE (BENEFIT)                                 -           -
                                                    ----------   ---------
NET INCOME                                          $  143,718   $(364,470)
                                                    ==========   =========
BASIC INCOME (LOSS) PER SHARE                       $     0.01   $   (0.01)
                                                    ==========   =========
DILUTED INCOME (LOSS) PER SHARE                     $     0.00   $   (0.01)
                                                    ==========   =========

WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING                           26,515,013  24,692,361
                                                   =========== ===========


WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING                          30,659,009  24,692,361
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)

                                Common Shares             Preferred Shares
                              -----------------------   --------------------
                               Shares      Amount         Shares     Amount
                              ----------  -----------   --------- ----------
Balance, March 31, 2004  24,230,874    $ 23,023,323      82,850      $120,473

Common stock issued for
services at $0.17 per
share                        30,000           5,100           -             -

Stock offering costs              -          (5,100)          -             -

Common stock issued for
services at $0.17 per
share                       240,000          40,800           -             -

Stock offering costs              -         (40,800)          -             -

Options issued to employees
below market value                -           3,000           -             -

Options issued to consultants
below market value                -         507,877           -             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share                       376,165          75,232           -             -

Common stock issued for
cash at $0.10 per share
for option exercise         750,000          75,000           -             -

Intrinsic value of
employee options issued
below market value                -           5,000           -             -

Common stock issued for
related party note payable
reduction at $0.07 per
share                       250,000          17,500           -             -

Fair value of options
issued to consultant              -             696           -             -

Common stock issued for
conversion of preferred
stock at $0.20 per share    338,020          67,603     (67,604)      (67,603)

Options issued to directors
for accrued director fees         -           9,241           -             -

                         ----------     -----------   ---------  ------------
Balance forward          26,215,059     $23,784,472      15,246  $     52,870
                         ----------     -----------   ---------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance forward          26,215,059     $23,784,472      15,246  $     52,870

Contributed capital for
accrued director fee              -          50,759           -             -

Pro-rata cumulative
non-cash preferred stock
dividend                          -               -           -         3,502

Amortization of prepaid
expense                           -               -           -             -

Amortization and revaluation
of consulting expense             -         (92,102)          -             -

Stock issued for marketing
services at $0.09 per share 250,000          22,500           -             -

Stock issued for legal
services at $0.09 per share 500,000          45,000           -             -


Stock issued for accounts
payable at $0.15 per share   45,833           6,875           -             -

Stock issued for note
payable to related party
at $0.06 per share          344,559          20,674           -             -

Amortization of prepaid
expense                           -               -           -              -

Fair value of options
issued to consultant              -             491           -             -

Options issued to directors
for accrued director fees         -          28,416           -             -

Contributed capital for
accrued director fees             -           1,584           -             -

Net loss,
  March 31, 2005                  -               -           -             -

                         ----------     -----------   ---------    ----------
Balance, March 31, 2005  27,355,451    $ 23,868,669      15,246     $  56,372
                         ----------     -----------   ---------    ----------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                Common Shares             Preferred Shares
                              -----------------------   --------------------
                               Shares      Amount         Shares     Amount
                              ----------  -----------   --------- ----------
Balance Forward         27,355,451    $ 23,868,669      15,246     $  56,372

Options issued to directors
for accrued director fees
(unaudited)                       -          15,000           -             -

Treasury stock issued for
legal services (unaudited)        -          21,250           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  15,000           2,400           -             -

Stock issued for cash
for $0.20 per share
(unaudited)                  35,000           7,000           -             -

Stock issued for public
relations services for
$0.095/share (unaudited)     90,972           8,649           -             -

Stock issued for the
exercise of options for
$0.13 per share (unaudited) 205,211          26,645           -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited) 654,706         112,485            -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)  12,815          2,178            -             -

Stock issued for cash
for $0.17 per share
(unaudited)                  33,430           5,683           -             -

Amortization and revaluation
of consulting expense
(unaudited)                       -          (7,667)          -             -

Options issued to employees
below market value (unaudited)    -           2,825           -             -

Net income,
  June 30, 2005 (unaudited)       -               -           -             -
                         ----------     -----------   ---------  ------------
Balance,
   June 30, 2005 (unaudited)
                        28,402,585     $24,065,117      15,246    $   56,372
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

               PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance forward                 $   (67,292)          $(507,877) $(23,720,434)

Pro-rata cumulative
non-cash preferred stock
dividend                                -                    -         (3,502)

Amortization of prepaid
expense                            67,292                    -              -

Amortization and revaluation
of consulting expense                   -              506,877              -

Stock issued for marketing
services at $0.09 per share       (22,500)                   -              -

Stock issued for legal
services at $0.09 per share       (45,000)                   -             -

Stock issued for accounts
payable at $0.15 per share              -                    -             -

Stock issued for note
payable to related party
at $0.06 per share                      -                    -             -

Amortization of prepaid
expense                            67,500                    -             -

Fair value of options
issued to consultant                    -                    -             -

Options issued to directors
for accrued director fees               -                    -             -

Contributed capital for
accrued director fees                   -                    -             -

Net loss,
  March 31, 2005                        -                    -      (938,632)

                               -----------------     ----------  -----------
Balance, March 31, 2005          $      -            $  (1,000) $(24,662,568)
                               -----------------     ----------  -----------

               PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance Forward                  $      -            $  (1,000) $(24,662,568)

Options issued to directors
for accrued director fees
(unaudited)                             -                    -             -

Treasury stock issued for
legal services (unaudited)              -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -

Stock issued for cash
for $0.20 per share (unaudited)         -                    -             -

Stock issued for public
relations services for
$0.095/share (unaudited)                -                    -             -

Stock issued for the
exercise of options for
$0.13 per share (unaudited)             -                    -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)             -                    -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)             -                    -             -

Stock issued for cash
for $0.17 per share (unaudited)         -                    -             -

Amortization and revaluation
of consulting expense (unaudited)       -                1,000             -

Options issued to employees
below market value (unaudited)          -                    -             -

Net income,
  June 30, 2005 (unaudited)             -                    -       143,718
                               ----------            ---------   ------------
Balance,
  June 30, 2005 (unaudited)             -            $       -   $(24,518,850)
                               ==========            =========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                            For the
                                                       Three Months Ended
                                                            June 30,
                                                      ----------------------
                                                         2005        2004
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $ 143,718    $(364,470)
 Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  Depreciation                                            1,190            -
  Gain on extinguishment                                      -      (43,990)
  Stock options issued for consulting services            8,649      322,442
  Stock options issued for board compensation            15,000        3,000
  Stock options issued for employee compensation          2,825            -
  Amortization of expenses prepaid with common stock     (7,667)      21,250
  Stock issued for legal expenses                        35,000            -
  Gain on return of common stock                        (13,750)           -
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable           (107,924)      90,395
  Decrease in prepaid expenses                           (4,193)       6,084
  (Increase) in inventory                               (46,291)     (12,507)
  Decrease in deferred costs                            110,367            -
  Increase (decrease) in accounts payable and accrued
   liabilities                                          (44,976)      (6,587)
  Increase (decrease) in interest payable                (4,240)      12,511
  (Decrease) in unearned revenue                       (110,315)     (33,692)
                                                      ---------     --------
   Net Cash Provided (Used) by Operating Activities     (22,607)      (5,564)
                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash receipt on notes receivable                             -       50,000
 Purchase of fixed assets                                (2,515)           -
                                                      ---------     --------
   Net Cash Provided (Used) by Investing Activities      (2,515)      50,000
                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES

 (Decrease) in cash overdraft                                 -            -
 Payments to related parties                                  -      (10,654)
 Payments on notes payable                              (27,726)     (73,086)
 Proceeds from notes payable                             60,380            -
 Proceeds from common stock                              41,728       75,000
                                                       --------    ---------
   Net Cash Provided (Used) by Financing Activities      74,382       (8,740)
                                                       --------    ---------
NET INCREASE IN CASH                                     49,260       35,696

CASH AT BEGINNING OF PERIOD                              16,753      113,820
                                                       --------    ---------
CASH AT END OF PERIOD                                  $ 66,013    $ 149,516
                                                       ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                            For the
                                                       Three Months Ended
                                                            June 30,
                                                     ---------------------
                                                        2005        2004
                                                     ----------- ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                       $   114,664 $  75,232
 Common stock issued for stock offering costs        $         - $  45,900
 Common stock issued for payment on accounts payable $         - $       -
 Stock options issued for consulting services        $     8,649 $ 332,442
 Stock options issued for board compensation         $    15,000 $   3,000
 Stock options issued for employee compensation      $     2,825 $       -


Cash Paid For:

 Interest                                            $   13,199  $       -
 Income taxes                                        $         - $       -


The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30, 2005 and March 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

During the fiscal year ending March 2005, the Company opened discussions with several target companies for possible merger and acquisition activities. In addition, the Company also continued to investigate the feasibility of utilizing parts of our Learning Labs to create a line of specialty retail learning toys. The Company has also entered into several strategic alliances with K'NEX, Science Demo, and GibsonTechEd for further product development and enhancement. The Company has also strengthened its international position by naming agents and installing Learning Labs in Egypt, Dubai, and Saudi Arabia. Over the next fiscal year, the Company will continue to develop marketplace strategy for the US market as well as the international market.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DILUTIVE INSTRUMENTS

a.  Stock Options

SFAS No. 148, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The current year pro forma net income(loss) includes $17,675 of prior year option expense amortization.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 100% to 538% percent for all years; risk-free interest rates of 1% to 6%, and expected lives of 1 to 10 years.

                                              For the Three Months Ended
                                                     June 30,
                                                2005          2004


        Net income(loss):
           As reported                     $  143,718   $ (364,470)
           Pro Forma                          173,396     (390,401)

        Net income(loss) per share:
           As reported                     $     0.01   $    (0.01)
           Pro Forma                             0.00        (0.02)

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     June 30, 2005 and March 31, 2005


NOTE 3 -  DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

       The Company has granted the following options as of June 30, 2005:
                                                           Amount
                   Date of    Issue     Issue   Amount     Expired/     Amount
  Description      Grant      Number    Price   Exercised  Cancelled
Outstanding
----------------  -------- ---------  --------  --------- --------- ----------
1) Board Members  12-10-01 1,000,000  $   0.30         0   (250,000)   750,000
2) Board Members  06-03-02 1,000,000  $   0.16         0   (250,000)   750,000
3) Employees      07-01-02   335,000  $   0.16         0    (10,000)   325,000
4) Employee       08-15-02     5,000  $   0.16         0          0      5,000
5) Board Members  10-21-02   499,998  $   0.09         0   (166,666)   333,332
6) Board Members  05-15-03   892,855  $   0.07  (250,000)  (214,285)   428,570
7) Employee       05-20-03   100,000  $   0.07         0          0    100,000
8) Employee       07-25-03    25,000  $   0.10         0          0     25,000
9) Employee       09-05-03   150,000  $   0.07         0          0    150,000
10) Employee      09-25-03    25,000  $   0.15         0          0     25,000
11) Board Member  04-28-04   150,000  $   0.15         0          0    150,000
12) Consultant    04-28-04 2,000,000  $   0.10  (750,000)(1,250,000)         0
13) Consultant    04-28-04 4,000,000  $   0.25         0 (4,000,000)         0
14) Consultant    04-28-04   200,000  $   0.10         0          0    200,000
15) Consultant    04-28-04   200,000  $   0.20         0          0    200,000
16) Consultant    04-28-04   200,000  $   0.30         0          0    200,000
17) Consultant    04-28-04   200,000  $   0.35         0          0    200,000
18) Board Members 09-14-04    80,358  $   0.14         0          0     80,358
19) Board Members 09-14-04    93,750  $   0.12         0          0     93,750
20) Board Members 09-14-04   112,500  $   0.10         0          0    112,500
21) Board Members 09-14-04    48,912  $   0.23         0          0     48,912
22) Board Members 09-14-04    57,692  $   0.26         0          0     57,692
23) Employee      07-29-04   153,533  $   0.15         0          0    153,533
24) Employee      08-10-04    50,000  $   0.13         0          0     50,000
25) Employee      07-10-04    50,000  $   0.13         0          0     50,000
26) Employee      07-01-04    25,000  $   0.31         0          0     25,000
27) Consultant    07-29-04     5,000  $   0.15         0          0      5,000
28) Employee      11-15-04   100,000  $   0.10         0          0    100,000
29) Board Members 01-04-05   315,792  $   0.10         0          0    315,792
30) Consultant    01-06-05     4,500  $   0.10         0          0      4,500
31) Employee      06-01-04    75,000  $   0.31         0          0     75,000
32) Employee      06-14-04   250,000  $   0.31         0          0    250,000
33) Employee      06-01-04    50,000  $   0.31         0          0     50,000
34) Employee      06-01-04    75,000  $   0.31         0          0     75,000
35) Employee      06-16-04   150,000  $   0.31         0          0    150,000
36) Board Members 04-01-05    81,080  $   0.185        0          0     81,080
37) Employees     05-26-05   175,000  $   0.50         0          0    175,000
38) Officer       05-26-05   107,467  $   0.50         0          0    107,467
                          ----------           --------- ---------- ----------
                          13,043,437          (1,000,000) 6,140,951  5,620,019
                          ==========           ========= ========== ==========
    Amount Exercisable                                               4,621,486
                                                                    ==========


                                    Risk-Free
                        Fair        Interest    Expected   Expected
      Description       Value         Rate        Life    Volatility
   ---------------- ---------       ---------   --------  ----------
   1) Board Members $    0.20         5.69%      10.00      99.80%
   2) Board Members $    0.15         5.48%      10.00     128.91%
   3) Employee      $    0.14         2.84%       3.50     157.77%
   4) Employee      $    0.14         2.84%       3.30     163.77%
   5) Board Members $    0.09         3.94%      10.00     158.83%
   6) Board Members $    0.09         3.94%      10.00     151.61%
   7) Employee      $    0.06         2.54%       4.00     151.61%
   8) Employee      $    0.12         2.81%       4.00     156.24%
   9) Employee      $    0.11         2.81%       4.00     152.03%
  10) Employee      $    0.12         3.07%       5.85     152.03%
  11) Board Member  $    0.17         4.43%      10.00     344.55%
  12) Consultant    $    0.17         0.98%       0.17     187.13%
  13) Consultant    $    0.17         0.98%       0.33     187.13%
  14) Consultant    $    0.17         1.55%       1.00     537.80%
  15) Consultant    $    0.17         1.55%       1.00     537.80%
  16) Consultant    $    0.17         1.55%       1.00     537.80%
  17) Consultant    $    0.17         1.55%       1.00     537.80%
  18) Board Members $    0.15         4.14%      10.00     247.04%
  19) Board Members $    0.15         4.14%      10.00     247.04%
  20) Board Members $    0.15         4.14%      10.00     247.04%
  21) Board Members $    0.15         4.14%      10.00     247.04%
  22) Board Members $    0.15         4.14%      10.00     247.04%
  23) Employee      $    0.14         3.78%       5.00     250.60%
  24) Employee      $    0.13         3.47%       5.00     247.04%
  25) Employee      $    0.23         3.64%       5.00     250.60%
  26) Employee      $    0.27         3.81%       5.00     240.27%
  27) Consultant    $    0.14         3.78%       5.00     250.60%
  28) Employee      $    0.10         3.53%       5.00     236.98%
  29) Board Members $    0.09         4.29%      10.00     234.54%
  30) Consultant    $    0.11         3.65%       5.00     236.98%
  31) Employee      $    0.31         3.91%       5.00     235.04%
  32) Employee      $    0.26         3.98%       5.00     235.04%
  33) Employee      $    0.31         3.91%       5.00     235.04%
  34) Employee      $    0.31         3.91%       5.00     235.04%
  35) Employee      $    0.31         3.91%       5.00     235.04%
  36) Board Members $    0.185        4.24%      10.00     237.88%
  37) Employees     $    0.50         3.91%       5.00     257.85%
  38) Officer       $    0.50         3.91%       5.00     257.85%

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     June 30, 2005 and March 31, 2005

NOTE 4 - SUBSEQUENT EVENTS

During the month of July 2005, the Company issued 20,000 shares to certain individuals who helped with converting the last of the indentured trustholders' notes to common stock. The shares were issued valued at $0.705 per share for a total commission expense of $14,100.

During the month of July 2005, the Company issued 60,900 shares to an indentured trust holder who converted debt to common stock. This transaction is reflected in the above financial statements.

During the month of July 2005, the Company issued 5,000 shares to a consultant who was exercising options. These options were exercisable at a price of $0.15 per share.

During July 2005, the Company signed a letter of intent (LOI) to acquire LabMentors, a Canadian based developer of hands-on virtual computer, networking, and server labs. PCS will acquire all LabMentor's stock in exchange for PCS' restricted stock; the final structure of the exchange has not been determined. The purchase price is $450,000, payable in PCS restricted common stock. In addition to the purchase price, LabMentor's shareholders can earn additional PCS shares based on LabMentor's EBITDA (earnings before income taxes, depreciation/amortization) for three years
after the initial purchase of LabMentors.   The LOI will terminate on October
31, 2005, unless a definitive agreement is reached following PCS' due diligence.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Three months ended June 30, 2005, compared to three months ended
June 30, 2004.
--------------

         Revenues for the three-month period ended June 30, 2005, increased by $490,274, or 110% to $934,972 as compared to $444,698 for the three-month period ended June 30, 2004. This increase is due to increased sales and marketing efforts throughout the country as well as increased international sales. In addition, we received several large orders at the end of the previous fiscal year (ended March 31, 2005); these orders were delivered, and the revenue recognized, during this first quarter.

        Cost of goods sold for the three-month period ended June 30, 2005, increased by $234,739, or 159% to $382,211 as compared to $147,472 for the three-month period ended June 30, 2004. This increase is due to an increase in sales as well as an increase in shipping costs and slightly higher supplier pricing.

        Operating expenses for the three-month period ended June 30, 2005, decreased by $280,298, or 41% to $401,725 as compared to $682,023 for the three-month period ended June 30, 2004. This decrease is primarily due the non-recurring expense we booked during last year's period for non-cash consulting expense of $322,442.

        Interest expenses for the three-month period ended June 30, 2005, decreased 22%, or $6,659 to $23,778 as compared to $30,438 for the three-month, period ended June 30, 2004. This decrease is due to our efforts to convert debt to equity. During this first quarter ended June 30, 2005, we converted approximately $103,500 of indentured trust debt to equity.

Liquidity and Capital Resources.
--------------------------------

          We had a cash balance of $66,013 at June 30, 2005. Management believes that the cash received from delivered sales orders, as well as continued limited offerings of our common stock, will be sufficient to meet our operating expenses for the foreseeable future.

Item 3.   Controls and Procedures.
----------------------------------

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange
Commission.   It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

None; not applicable.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

Laura & Bill Baran             15,000        (1)
Hazen & Josephine Sandwick     35,000        (2)
Scott Peyron & Associates      90,972        (3)
Anthony A. Maher              205,211        (4)
Paul & Lynn Kalcic             12,815        (5)
Matamo Corp. LLC               16,715        (6)
Douglas Miller                 16,715        (6)
Trace G. Barnes                33,382        (5)
Trevor Brown Living Trust      71,030        (5)
William & Linda Hamm           81,000        (5)
Mary Kalcic                    75,000        (5)
Armand LaSorsa                 66,911        (5)
Baker-Louderback Living Trust  39,539        (5)
Rodney C. Luker               100,494        (5)
Clifford W. Nichols            71,030        (5)
Nelson Wooster                 40,235        (5)
John R. Coghlan                76,085        (5)

(1) These shares were issued to an employee who exercised some options. These options were exercisable at $0.16 per share.

(2) These shares were issued for cash at $0.20 per share.

(3) These shares were issued for public relations services at $0.095 per share.

(4) These shares were issued to an Officer/Board Member who exercised some options. These options were exercisable at $0.13 per share.

(5) These shares were issued for the conversion of indentured trust debt and interest at $0.17 per share.

(6) These shares were issued for cash at $0.17 per share.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1  302 Certification of Anthony A. Maher

               31.2  302 Certification of Christina M. Vaughn

               32    906 Certifications

                     SB-2 Registration Statement Filed with an Effective Date of May 11, 2001*

               *  Incorporated by Reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PCS EDVENTURES.COM, INC.


Date: 8/22/2005                     By:/s/Anthony A. Maher
     ----------                     -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 8/22/2005                     By:/s/Christina M. Vaughn
     ----------                     -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer


Date: 8/17/2005                     By:/s/Donald J. Farley
     ----------                     -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director



Date: 8/15/2005                     By:/s/Cecil D. Andrus
     ----------                     -------------------------------------
                                    Cecil D. Andrus
                                    Director