Form 10QSB
period 2005-09-30
PCS EDVENTURES COM INC
filed 2005-11-14
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
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

                                28,793,537

                              October 5, 2005

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

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 2005 and March 31, 2005

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                September 30,     March 31,
                                                      2005          2005
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $   130,047  $   16,752
 Accounts receivable                                   583,936     130,569
 Inventory                                              87,416       8,304
 Deferred costs                                          4,995     110,367
 Prepaid expenses                                        6,062      14,826
 Other assets                                            1,250           -
                                                   -----------  ----------
  Total Current Assets                                 813,706     280,818
                                                   -----------  ----------

FIXED ASSETS (NET)                                      13,834      11,917
                                                   -----------  ----------
OTHER ASSETS

 Deposits                                                6,225       6,225
                                                   -----------  ----------
  Total Other Assets                                     6,225       6,225
                                                   -----------  ----------
  TOTAL ASSETS                                     $   833,765  $  298,960
                                                   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  September 30,   March 31,
                                                       2005         2005
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $  422,455   $ 183,068
 Accrued compensation                                   56,293      40,537
 Payroll taxes payable                                  48,769      87,669
 Accrued interest                                       60,344      75,044
 Accrued expenses                                       69,735      59,079
 Unearned revenue                                      347,310     269,571
 Notes payable - related parties                       116,690     117,054
 Notes payable                                         114,952     205,465
                                                    ----------   ---------
  Total Current Liabilities                          1,236,548   1,037,487
                                                    ----------   ---------
  Total Liabilities                                  1,236,548   1,037,487
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, no par value, authorized
   10,000,000 shares, 15,246 shares issued
   and outstanding                                      56,372      56,372
 Common stock, no par value, authorized 50,000,000
  shares; 28,793,537 and 27,355,451 shares issued
  and outstanding, respectively                     24,199,911  23,868,669
 Variable deferred consulting fees                           -      (1,000)
 Accumulated deficit                               (24,659,066)(24,662,568)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                (402,783)   (738,527)
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $   833,765 $   298,960
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)


                         For the Three Months Ended  For the Six Months Ended
                              September 30,               September 30,
                         --------------------------  ------------------------
                            2005           2004          2005           2004
                          ----------     ----------   ----------  -----------
REVENUE
  Lab Revenue             $   762,852    $   227,983  $ 1,652,374 $   623,712
  License Revenue              47,350         41,114       91,482      87,075
  Subscription Revenue          1,235          4,042        2,553       7,050
                          -----------    -----------  ----------- -----------
      Total Revenues          811,437        273,139    1,746,409     717,837

COST OF GOODS SOLD/
   COST OF SALES              477,080        115,154      859,291     262,626
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  334,357        157,985      887,118     455,211
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

 Salaries and wages           150,323        123,307      257,091     240,166
 Depreciation expense           1,191             92        2,381          92
 Common stock and stock
   options issued for
   consulting expense          88,133        138,042       90,115     481,733
 General and administrative   222,131        152,385      513,916     373,858
                          -----------    -----------  ----------- -----------
  Total Operating Expenses    461,778        413,826      863,503   1,095,849
                          -----------    -----------  ----------- -----------
OPERATING INCOME (LOSS)      (127,421)      (255,841)      23,615    (640,638)
                          -----------    -----------  ----------- -----------
OTHER INCOME AND EXPENSES

 Gain on settlement of debt         -              -            -      43,990
 Interest income                   18             24           23         973
 Interest expense             (11,089)       (10,012)     (34,867)    (40,450)
 Other income                     676          5,276       17,131      12,569
 Other expense                 (2,400)          (528)      (2,400)     (1,995)
                          -----------    -----------  ----------- -----------
  Total Other Income and
  (Expenses)                  (12,795)        (5,240)     (20,113)     15,087
                          -----------    -----------  ----------- -----------
INCOME (LOSS) BEFORE
INCOME TAXES                 (140,216)      (261,081)       3,502    (625,551)

INCOME TAX EXPENSE                  -              -            -           -
                          -----------    -----------  ----------- -----------
NET INCOME (LOSS)         $  (140,216)   $  (261,081) $     3,502 $  (625,551)
                          ===========    ===========  =========== ===========

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)

                           (Continued)


                         For the Three Months Ended  For the Six Months Ended
                              September 30,               September 30,
                         --------------------------- ------------------------
                             2005           2004          2005         2004
                          -----------    -----------  ----------- -----------
BASIC INCOME (LOSS)
 PER SHARE                $     (0.00)   $     (0.01) $      0.00 $     (0.02)
                          ===========    ===========  =========== ===========
DILUTED INCOME (LOSS)
 PER SHARE                                            $      0.00
                                                      ===========
WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING  26,874,521     25,688,359   26,854,923  25,386,545
                          ===========    ===========  =========== ===========
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING                             30,275,536
                                                       ==========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)

                                   Common Shares           Preferred Shares
                              -----------------------   --------------------
                               Shares      Amount         Shares     Amount
                         ----------     -----------    ---------   ----------
Balance, March 31, 2004  24,230,874    $ 23,023,323      82,850      $120,473

Common stock issued for
services at $0.17 per
share                        30,000           5,100           -             -

Stock offering costs              -          (5,100)          -             -

Common stock issued for
services at $0.17 per
share                       240,000          40,800           -             -

Stock offering costs              -         (40,800)          -             -

Options issued to employees
below market value                -           3,000           -             -

Options issued to consultants
below market value                -         507,877           -             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share                       376,165          75,232           -             -

Common stock issued for
cash at $0.10 per share
for option exercise         750,000          75,000           -             -

Intrinsic value of
employee options issued
below market value                -           5,000           -             -

Common stock issued for
related party note payable
reduction at $0.07 per
share                       250,000          17,500           -             -

Fair value of options
issued to consultant              -             696           -             -

Common stock issued for
conversion of preferred
stock at $0.20 per share    338,020          67,603     (67,604)      (67,603)

Options issued to directors
for accrued director fees         -           9,241           -             -

                         ----------     -----------   ---------  ------------
Balance forward          26,215,059     $23,784,472      15,246  $     52,870
                         ----------     -----------   ---------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance forward          26,215,059     $23,784,472      15,246  $     52,870

Contributed capital for
accrued director fee              -          50,759           -             -

Pro-rata cumulative
non-cash preferred stock
dividend                          -               -           -         3,502

Amortization of prepaid
expense                           -               -           -             -

Amortization and revaluation
of consulting expense             -         (92,102)          -             -

Stock issued for marketing
services at $0.09 per share 250,000          22,500           -             -

Stock issued for legal
services at $0.09 per share 500,000          45,000           -             -


Stock issued for accounts
payable at $0.15 per share   45,833           6,875           -             -

Stock issued for note
payable to related party
at $0.06 per share          344,559          20,674           -             -

Amortization of prepaid
expense                           -               -           -              -

Fair value of options
issued to consultant              -             491           -             -

Options issued to directors
for accrued director fees         -          28,416           -             -

Contributed capital for
accrued director fees             -           1,584           -             -

Net loss,
  March 31, 2005                  -               -           -             -

                         ----------     -----------   ---------    ----------
Balance, March 31, 2005  27,355,451    $ 23,868,669      15,246     $  56,372
                         ----------     -----------   ---------    ----------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                Common Shares             Preferred Shares
                              -----------------------   --------------------
                             Shares      Amount         Shares     Amount
                          ----------  -----------      ---------  ----------
Balance, March 31, 2005   27,355,451   $ 23,868,669       15,246  $   56,372

Options issued to directors
for accrued director fees
(unaudited)                       -          15,000           -             -

Treasury stock issued for
legal services (unaudited)        -          21,250           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  15,000           2,400           -             -

Stock issued for cash
for $0.20 per share
(unaudited)                  35,000           7,000           -             -

Stock issued for public
relations services for
$0.095/share (unaudited)     90,972           8,649           -             -

Stock issued for the
exercise of options for
$0.13 per share (unaudited) 205,211          26,645           -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited) 654,706         112,485           -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)  12,815           2,178           -             -

Stock issued for cash
for $0.17 per share
(unaudited)                  33,430           5,683           -             -

Amortization and revaluation
of consulting expense
(unaudited)                       -          (7,667)          -             -

Options issued to employees
below market value (unaudited)    -           2,825           -             -

Stock issued for services at
$0.705 per share (unaudited) 20,000          14,100           -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)  60,900          10,353           -             -

Stock issued for the
exercise of options for
$0.15 per share (unaudited)   5,000             750           -             -

Stock issued for marketing
services @ $0.12 per share
(unaudited)                  25,208           3,025           -             -

Stock issued for marketing
services below market value
(unaudited)                       -           1,008           -             -

Stock issued for the
exercise of options for
$0.10 per share (unaudited)   4,500             450           -             -

Stock issued for the
exercise of options for
$0.31 per share (unaudited)     344             107           -             -

Options issued to employee
below market value (unaudited)    -           7,000           -             -

Stock issued for services at
$0.70 per share (unaudited) 100,000          70,000           -             -

Stock issued for the reduction of
interest and principal for a note
payable for a related party
(unaudited)                 100,000          16,000           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  75,000          12,000           -             -


Net income,
September 30, 2005
(unaudited)                       -               -           -             -
                         ----------     -----------   ---------  ------------
Balance,
September 30, 2005
(unaudited)              28,793,537     $24,199,910      15,246    $   56,372
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

               PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2005          $      -            $  (1,000) $(24,662,568)

Options issued to directors
for accrued director fees
(unaudited)                             -                    -             -

Treasury stock issued for
legal services (unaudited)              -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -

Stock issued for cash
for $0.20 per share (unaudited)         -                    -             -

Stock issued for public
relations services for
$0.095/share (unaudited)                -                    -             -

Stock issued for the
exercise of options for
$0.13 per share (unaudited)             -                    -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)             -                    -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)             -                    -             -

Stock issued for cash
for $0.17 per share (unaudited)         -                    -             -

Amortization and revaluation
of consulting expense (unaudited)       -                1,000             -

Options issued to employees
below market value (unaudited)          -                    -             -

Stock issued for services at
$0.705 per share (unaudited)            -                    -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.15 per share (unaudited)             -                    -             -

Stock issued for marketing
services @ $0.12 per share
(unaudited)                             -                    -             -

Stock issued for marketing
services below market value
(unaudited)                             -                    -             -

Stock issued for the
exercise of options for
$0.10 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.31 per share (unaudited)             -                    -             -

Options issued to employee
below market value (unaudited)          -                    -             -

Stock issued for services at
$0.70 per share (unaudited)             -                    -             -

Stock issued for the reduction of
interest and principal for a note
payable for a related party
(unaudited)                             -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -


Net income,
September 30, 2005
(unaudited)                             -                    -          3,502
                               ----------            ---------   ------------
Balance,
September 30, 2005
(unaudited)                             -            $       -   $(24,659,066)
                               ==========            =========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                            For the
                                                       Six Months Ended
                                                          September 30,

                                                      ----------------------
                                                         2005        2004
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $   3,502    $(625,551)
 Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Depreciation                                            2,381           92
  Gain on extinguishment                                      -      (43,990)
  Stock/Stock options issued for consulting services     96,782      415,138

  Stock options issued for board compensation            15,000        3,000

  Stock options issued for compensation                   9,825        5,000
  Stock issued for legal services                        35,000            -
  Gain on return of common stock                        (13,750)           -
  Amortization of expenses prepaid with common stock     (6,667)      67,292
Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable           (453,367)     244,606
  (Increase) in inventory                               (79,112)     (33,967)
  Decrease in deferred costs                            105,372            -
  Increase (decrease) in accounts payable and accrued
   liabilities                                          226,899      (88,357)
  Increase in interest payable                           24,954            -
  Increase in unearned revenue                           77,739      48,198
  Decrease in other assets                                7,513        5,185
                                                      ---------     --------
   Net Cash Provided (Used) by Operating Activities      52,071       (3,354)
                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash receipt on notes receivable                             -       50,000
 Purchase of fixed assets                                (4,298)      (5,500)
                                                       --------     --------
   Net Cash Provided by (Used) Investing Activities      (4,298)      44,500
                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments to related parties                                  -      (10,654)
 Principal payments on notes payable                    (43,605)     (79,335)
 Cash proceeds from notes payable                        54,092            -
 Proceeds from common stock                              55,035       75,000
                                                       --------    ---------
   Net Cash Provided (Used) by Financing Activities      65,522      (14,989)
                                                       --------    ---------
NET INCREASE IN CASH                                    113,295       26,157

CASH AT BEGINNING OF PERIOD                              16,752      113,820
                                                       --------    ---------
CASH AT END OF PERIOD                                  $130,047    $ 139,977
                                                       ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                           For the
                                                       Six Months Ended
                                                         September 30,

                                                     ---------------------
                                                        2005        2004
                                                     ----------- ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                       $   140,653 $  75,232
 Common stock issued for related party debt          $       364 $  17,500
 Stock options issued for accrued director fees      $    15,000 $  60,000
 Common stock issued for stock offering costs        $         - $  45,900
Stock options issued for consulting services         $    96,782 $ 415,138
 Stock options issued for employee and
   board compensation                                $         - $   8,000


Cash Paid For:

 Interest                                            $    21,386 $  24,949
 Income taxes                                        $         - $       -



The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 September 30 and March 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

During the fiscal year ending March 2005, the Company opened discussions with several target companies for possible merger and acquisition activities. In addition, the Company also continued to investigate the feasibility of utilizing parts of our Learning Labs to create a line of specialty retail learning toys. The Company has also entered into several strategic alliances with K'NEX, Science Demo, and GibsonTechEd for further product development and enhancement. The Company has also strengthened its international position by naming agents and installing Learning Labs in Egypt, Dubai, and Saudi Arabia. To date, the Company has continued to develop marketplace strategy for the US market as well as the international market and is still pursuing merger and acquisition candidates.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DILUTIVE INSTRUMENTS

a.  Stock Options

SFAS No. 148, requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148, which would have resulted in additional expense of $28,720 and $122,367 for the six months ended September 30, 2005 and 2004, respectively.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 100% to 538% percent for all years; risk-free interest rates of 1% to 6%, and expected lives of 1 to 10 years.

                                              For the Six Months Ended
                                                     September 30,
                                                2005          2004


        Net income(loss):
           As reported                     $    3,502   $ (625,551)
           Pro Forma                          (25,218)    (747,918)

        Net income(loss) per share:
           As reported                     $     0.00   $    (0.02)
           Pro Forma                             0.01        (0.03)

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     September 30 and March 31, 2005


NOTE 3 -  DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

       A summary of the status of the Company's outstanding stock options as of September 30, 2005 is presented below:

                                                            Weighted
                                                             Average
                                                            Exercise
                                               Shares         Price
                                             ----------      --------
       Outstanding, March 31, 2005           12,679,890        $0.19
       Granted                                  463,547        $0.47
       Expired/Cancelled                     (6,940,951)       $0.21
       Exercised                             (1,405,055)       $0.11
                                             -----------
       Outstanding, September 30, 2005        4,797,431        $0.21
                                             ===========      =======

       Exercisable, September 30, 2005        3,651,431        $0.17
                                             ===========      =======

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     September 30 and March 31, 2005

NOTE 4 - SUBSEQUENT EVENTS

During July 2005, the Company signed a letter of intent (LOI) to acquire LabMentors, a Canadian based developer of hands-on virtual computer, networking, and server labs. PCS will acquire all LabMentor's stock in exchange for PCS' restricted stock; the final structure of the exchange has not been determined. The purchase price is $450,000, payable in PCS restricted common stock. In addition to the purchase price, LabMentor's shareholders can earn additional PCS shares based on LabMentor's EBITDA (earnings before income taxes, depreciation/amortization) for three years
after the initial purchase of LabMentors.   The LOI will terminate on November
30, 2005, unless a definitive agreement is reached following PCS' due diligence. The Company is currently working on due diligence and anticipates completion and close of the transaction on or before November 30, 2005.

In addition, two of PCS Board Members have exercised stock options after the quarter close. The total number of shares purchased through exercising stock options is 769,720 with an average exercise price of $0.099 cents per share. The total amount received by PCS for these transactions was $64,144.55.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Three months ended September 30, 2005, compared to Three months ended September 30, 2004.
-------------------

         Revenues for the three-month period ended September 30, 2005, increased by $538,298, or 197% to $811,437 as compared to $273,139 for the three-month period ended September 30, 2004. This increase is due to increased sales and marketing efforts throughout the country, as well as increased international sales.

        Cost of goods sold for the three-month period ended September 30, 2005, increased by $361,926, or 314% to $477,080 as compared to $115,154 for the three-month period ended September 30, 2004. This increase is due to an increase in sales as well as an increase in shipping costs. Included in the Cost of goods sold figure is Sales Commissions, which have also increased due to the increase in sales.

        Operating expenses for the three-month period ended September 30, 2005, increased by $47,952, or 12% to $461,778 as compared to $413,826 for the three-month period ended September 30, 2004. This increase is primarily due the Company experiencing an increase in legal and accounting expenses due to the due diligence associated with acquisition activity.

        Interest expenses for the three-month period ended September 30, 2005, increased 11%, or $1,077 to $11,089 as compared to $10,012 for the three-month, period ended September 30, 2004. This increase was due to an increase in interest rates, as well as fully utilizing short term borrowing abilities.

Six months ended September 30, 2005, compared to six months ended
September 30, 2004.
-------------------

         Revenues for the six-month period ended September 30, 2005, increased by $1,028,572, or 143% to $1,746,409 as compared to $717,837 for the six-month period ended September 30, 2004. This increase is due to increased sales and marketing efforts throughout the country as well as increased international sales.

        Cost of goods sold for the six-month period ended September 30, 2005, increased by $537,617, or 167% to $859,291 as compared to $262,626 for the six-month period ended September 30, 2004. This increase is due to an increase in sales as well as an increase in shipping costs. Included in the Cost of goods sold figure is Sales Commissions which have also increased due to the increase in sales.

        Operating expenses for the six-month period ended September 30, 2005, decreased by $232,346, or 21% to $863,503 as compared to $1,095,849 for the six-month period ended September 30, 2004. This decrease is primarily due the non-recurring expense we booked during last year's period for non-cash consulting expense of $322,442. In addition to the non-recurring expense, we also experienced an increase in legal and accounting expenses due to the due diligence associated with acquisition activity.

        Interest expenses for the six-month period ended September 30, 2005, decreased 14%, or $5,583 to $34,867 as compared to $40,450 for the six-month, period ended September 30, 2004. This decrease is due to our efforts during the first quarter to convert debt to equity.

Liquidity and Capital Resources.
--------------------------------

          We had a cash balance of $130,047 at September 30, 2005. Management believes that the cash received from delivered sales orders, as well as continued limited offerings of our common stock, will be sufficient to meet our operating expenses for the foreseeable future.

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


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

James Boston                      800        (1)
Loretta Cook                      800        (1)
Jerry Sexton                      800        (1)
Thomas Tice                       800        (1)
Mark Stutzman                   1,200        (1)
Douglas Miller                  7,800        (1)
Matamo Development LLC          7,800        (1)
Baker-Louderback Living Trust  60,900        (2)
Joe D. and Gina L. Egusquiza    5,000       750
Scott Peyron & Associates      25,208        (3)
Joe D. and Gina L. Egusquiza    4,500       450
Richard Mussler-Wright            344       107
Harbor View Fund Inc.         100,000        (4)
Anthony A. Maher              100,000        (5)
Bill Albert                    75,000    12,000

(1) These shares were issued for consulting services at $0.705 per share.

(2) These shares were issued for the conversion of debt and interest at $0.20 per share.

(3) These shares were issued for public relations services at $0.12 per share.

(4) These shares were issued for consulting services at $0.70 per share.

(5) These shares were issued to an Officer/Board Member who exercised some options in consideration for a reduction of notes payable and interest. These options were exercisable at $0.16 per share.

We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

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

                                    PCS EDVENTURES.COM, INC.


Date: 11/14/2005                    By:/s/Anthony A. Maher
     -----------                    -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 11/14/2005                    By:/s/Christina M. Vaughn
     -----------                    -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer


Date: 11/9/2005                     By:/s/Donald j. Farley
     ----------                     -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director



Date: 11/14/2005                    By:/s/Cecil D. Andrus
     -----------                    -------------------------------------
                                    Cecil D. Andrus
                                    Director



Date: 11/11/2005                    By:/s/Michael K. McMurray
     -----------                    -------------------------------------
                                    Michael K. McMurray
                                    Director