Form 10QSB
period 2005-12-31
PCS EDVENTURES COM INC
filed 2006-02-17
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D.C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

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

                                29,389,294

                              January 31, 2006

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

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 December 31, 2005 and March 31, 2005

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                   December 31,   March 31,
                                                      2005          2005
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $    63,310  $   16,752
 Restricted cash                                         1,155           -
 Accounts receivable                                   539,005     130,569
 Inventory                                              39,666       8,304
 Deferred costs                                            382     110,367
 Prepaid expenses                                       18,422      14,826
 Other assets                                           10,931           -
                                                   -----------  ----------
  Total Current Assets                                 672,871     280,818
                                                   -----------  ----------

FIXED ASSETS (NET)                                      17,713      11,917
                                                   -----------  ----------

INTELLECTUAL PROPERTY (NET)                             18,593           -
                                                   -----------  ----------

EDUCATIONAL SOFTWARE (NET)                             142,097           -
                                                   -----------  ----------

GOODWILL                                               349,580           -
                                                   -----------  ----------
OTHER ASSETS

 Deposits                                                6,175       6,225
                                                   -----------  ----------
  Total Other Assets                                     6,175       6,225
                                                   -----------  ----------
  TOTAL ASSETS                                     $ 1,207,029  $  298,960
                                                   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  December 31,   March 31,
                                                       2005         2005
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Bank overdraft                                     $    9,217   $       -
 Accounts payable                                      414,324     183,068
 Stock payable                                         289,001           -
 Accrued compensation                                   44,016      40,537
 Payroll taxes payable                                  33,999      87,669
 Deposits payable                                        4,286           -
 Accrued interest                                       63,035      75,044
 Accrued expenses                                       63,867      59,079
 Unearned revenue                                      310,184     269,571
 Loan payable                                           47,766           -
 Notes payable - related parties                       116,690     117,054
 Notes payable                                         235,263     205,465
                                                    ----------   ---------
  Total Current Liabilities                          1,631,648   1,037,487
                                                    ----------   ---------
  Total Liabilities                                  1,631,648   1,037,487
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, no par value, authorized
   10,000,000 shares, 15,246 shares issued
   and outstanding                                      56,372      56,372
 Common stock, no par value, authorized 50,000,000
  shares; 30,540,212 and 27,355,451 shares issued
  and outstanding, respectively                     24,767,129  23,868,669
 Variable deferred consulting fees                           -      (1,000)
 Accumulated other comprehensive loss                      210           -
 Accumulated deficit                               (25,248,330)(24,662,568)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                (424,619)   (738,527)
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $ 1,207,029 $   298,960
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)


                         For the Three Months Ended  For the Nine Months Ended
                              December 31,               December 31,
                         --------------------------  ------------------------
                            2005           2004          2005           2004
                          ----------     ----------   ----------  -----------
REVENUE
  Lab Revenue             $   224,338    $   213,936  $ 1,876,712 $   837,648
  License Revenue              59,209         36,057      150,691     123,132
  Subscription Revenue          1,091          4,168        3,644      11,218
                          -----------    -----------  ----------- -----------
      Total Revenues          284,638        254,161    2,031,047     971,998

COST OF GOODS SOLD/
   COST OF SALES              354,858        113,888    1,214,150     368,521
                          -----------    -----------  ----------- -----------
GROSS PROFIT                  (70,220)       140,273      816,897     603,477
                          -----------    -----------  ----------- -----------
OPERATING EXPENSES

 Salaries and wages           205,324        162,241      510,132     430,108
 Depreciation expense           6,788            275        9,169         367
 Common stock and stock
   options issued for
   consulting expense               -         (3,509)           -     483,921
 General and administrative   299,680        170,928      855,720     511,388
 Other operating expenses         333              -            -           -
                          -----------    -----------  ----------- -----------
  Total Operating Expenses    512,125        329,935    1,375,021   1,425,784
                          -----------    -----------  ----------- -----------
OPERATING INCOME (LOSS)      (582,345)      (189,662)    (558,124)   (822,307)
                          -----------    -----------  ----------- -----------
OTHER INCOME AND EXPENSES

 Gain on settlement of debt         -              -            -      43,990
 Interest income                   11             15            -         987
 Interest expense             (12,220)       (16,047)     (47,087)    (56,497)
 Other income                   4,957          3,517       19,449      16,086
 Other expense                      -         (1,788)           -     (3,783)
                          -----------    -----------  ----------- -----------
  Total Other Income and
  (Expenses)                   (7,252)       (14,303)     (27,638)        783
                          -----------    -----------  ----------- -----------
INCOME (LOSS) BEFORE
INCOME TAXES                 (589,597)      (203,965)    (585,762)   (821,524)

INCOME TAX EXPENSE                  -              -            -           -
                          -----------    -----------  ----------- -----------
NET INCOME (LOSS)            (589,597)      (203,965)    (585,762)   (821,524)

 Foreign currency
    translation                   210              -          210           -
                          -----------    -----------  ----------- -----------
COMPREHENSIVE NET
 INCOME (LOSS)            $  (589,387)   $  (203,965) $  (585,552)$  (821,524)
                          ===========    ===========  =========== ===========

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)

                           (Continued)


                         For the Three Months Ended  For the Nine Months Ended
                              December 31,               December 31,
                         --------------------------- ------------------------
                             2005           2004          2005         2004
                          -----------    -----------  ----------- -----------
BASIC INCOME (LOSS)
 PER SHARE                $     (0.02)   $     (0.01) $     (0.02)$     (0.03)
                          ===========    ===========  =========== ===========

WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING  27,226,279     25,745,125   27,277,971  18,640,974
                          ===========    ===========  =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit)

                                   Common Shares           Preferred Shares
                              -----------------------   --------------------
                               Shares      Amount         Shares     Amount
                         ----------     -----------    ---------   ----------
Balance, March 31, 2004  24,230,874    $ 23,023,323      82,850      $120,473

Common stock issued for
services at $0.17 per
share                        30,000           5,100           -             -

Stock offering costs              -          (5,100)          -             -

Common stock issued for
services at $0.17 per
share                       240,000          40,800           -             -

Stock offering costs              -         (40,800)          -             -

Value of options issued
to employees
below market value                -           3,000           -             -

Value of options issued
to consultants
below market value                -         507,877           -             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share                       376,165          75,232           -             -

Common stock issued for
cash at $0.10 per share
for option exercise         750,000          75,000           -             -

Intrinsic value of
employee options issued
below market value                -           5,000           -             -

Common stock issued for
related party note payable
reduction at $0.07 per
share                       250,000          17,500           -             -

Fair value of options
issued to consultant              -             696           -             -

Common stock issued for
conversion of preferred
stock at $0.20 per share    338,020          67,603     (67,604)      (67,603)

Options issued to directors
for accrued director fees         -           9,241           -             -

                         ----------     -----------   ---------  ------------
Balance forward          26,215,059     $23,784,472      15,246  $     52,870
                         ----------     -----------   ---------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance forward          26,215,059     $23,784,472      15,246  $     52,870

Contributed capital for
accrued director fee              -          50,759           -             -

Pro-rata cumulative
non-cash preferred stock
dividend                          -               -           -         3,502

Amortization of prepaid
expense                           -               -           -             -

Amortization and revaluation
of consulting expense             -         (92,102)          -             -

Stock issued for marketing
services at $0.09 per share 250,000          22,500           -             -

Stock issued for legal
services at $0.09 per share 500,000          45,000           -             -


Stock issued for accounts
payable at $0.15 per share   45,833           6,875           -             -

Stock issued for note
payable to related party
at $0.06 per share          344,559          20,674           -             -

Amortization of prepaid
expense                           -               -           -              -

Fair value of options
issued to consultant              -             491           -             -

Options issued to directors
for accrued director fees         -          28,416           -             -

Contributed capital for
accrued director fees             -           1,584           -             -

Net loss,
  March 31, 2005                  -               -           -             -

                         ----------     -----------   ---------    ----------
Balance, March 31, 2005  27,355,451    $ 23,868,669      15,246     $  56,372
                         ----------     -----------   ---------    ----------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                Common Shares             Preferred Shares
                              -----------------------   --------------------
                             Shares      Amount         Shares     Amount
                          ----------  -----------      ---------  ----------
Balance, March 31, 2005   27,355,451   $ 23,868,669       15,246  $   56,372

Options issued to directors
for accrued director fees
(unaudited)                       -          15,000           -             -

Treasury stock issued for
legal services (unaudited)        -          21,250           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  15,000           2,400           -             -

Stock issued for cash
for $0.20 per share
(unaudited)                  35,000           7,000           -             -

Stock issued for public
relations services for
$0.095/share (unaudited)     90,972           8,649           -             -

Stock issued for the
exercise of options for
$0.13 per share (unaudited) 205,211          26,645           -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited) 654,706         112,485           -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)  12,815           2,178           -             -

Stock issued for cash
for $0.17 per share
(unaudited)                  33,430           5,683           -             -

Amortization and revaluation
of consulting expense
(unaudited)                       -          (7,667)          -             -

Value of options issued to
employees below market value
(unaudited)                       -           2,825           -             -

Stock issued for services at
$0.705 per share (unaudited) 20,000          14,100           -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)  60,900          10,353           -             -

Stock issued for the
exercise of options for
$0.15 per share (unaudited)   5,000             750           -             -

Stock issued for marketing
services @ $0.12 per share
(unaudited)                  25,208           3,025           -             -

Value of stock issued for
marketing services below
market value
(unaudited)                       -           1,008           -             -

Stock issued for the
exercise of options for
$0.10 per share (unaudited)   4,500             450           -             -

Stock issued for the
exercise of options for
$0.31 per share (unaudited)     344             107           -             -

Value of options issued to
employee below market value
(unaudited)                       -           7,000           -             -

Stock issued for services at
$0.70 per share (unaudited) 100,000          70,000           -             -

Stock issued for the
reduction of interest and
principal for a note
payable for a related party
(unaudited)                 100,000          16,000           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  75,000          12,000           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  50,000           8,000           -             -

Stock issued for the
exercise of options at
weighted average of
$0.0885 per share
(unaudited)                 555,435          49,145           -             -

Stock issued for
interest payments at
$0.20 per share (unaudited)  53,746          10,749           -             -

Stock issued for the
exercise of options for
$0.07 per share (unaudited) 214,285          15,000           -             -

Stock issued for the
exercise of options for
$0.10 per share (unaudited)  15,000           1,500           -             -

Options issued to directors
for accrued director fees
(unaudited)                       -          22,500           -             -

Stock issued for purchase of
LabMentors (unaudited)       700,000        420,000

Stock issued to Officer
for compensation at
$0.74 per share (unaudited)   6,756           5,000           -             -

Stock issued for royalty
payments at $0.155 per share
(unaudited)                  31,453           4,875           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  35,000           5,600           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  10,000           1,600           -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)  75,000          12,000           -             -

Options issued to directors
for accrued director fees
(unaudited)                       -          11,250           -             -

Net income,
December 31, 2005
(unaudited)                       -               -           -             -

Foreign currency adjustment
(unaudited)                       -               -           -             -
                         ----------     -----------   ---------  ------------
Balance,
December 31, 2005
(unaudited)              30,540,212     $24,767,129      15,246  $     56,372
                        ===========    ============   =========  ============

[CONTINUED]

               PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2004          $(67,292)            $      -   $(23,720,434)

Common stock issued for
services at $0.17 per
share                                   -                    -              -

Stock offering costs                    -                    -              -

Common stock issued for
services at $0.17 per share             -                    -              -

Stock offering costs                    -                    -              -

Value of options issued to
employees below market value            -                    -              -

Value of options issued to
consultants below market value          -             (507,877)             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share                                   -                    -              -

Common stock issued for
cash at $0.10 per share
for option exercise                     -                    -              -

Value of employee options
issued below market value               -                    -              -

Common stock issued for
related party note payable
reduction at $0.07 per
share                                   -                    -              -

Fair value of options
issued to consultant                    -                    -              -

Common stock issued for
conversion of preferred
stock at $0.20 per share                -                    -              -

Options issued to directors
for accrued director fees               -                    -              -

Contributed capital for
accrued director fees                   -                    -              -
                                -----------           ---------  ------------
Balance forward                 $   (67,292)          $(507,877) $(23,720,434)
                                -----------           ---------  ------------

               PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance forward                $   (67,292)           $(507,877) $(23,720,434)

Pro-rata cumulative
non-cash preferred stock
dividend                                -                    -         (3,502)

Amortization of prepaid
expense                            67,292                    -              -

Amortization and revaluation
of consulting expense                   -              506,877              -

Stock issued for marketing
services at $0.09 per share       (22,500)                   -              -

Stock issued for legal
services at $0.09 per share       (45,000)                   -             -

Stock issued for accounts
payable at $0.15 per share              -                    -             -

Stock issued for note
payable to related party
at $0.06 per share                      -                    -             -

Amortization of prepaid
expense                            67,500                    -             -

Fair value of options
issued to consultant                    -                    -             -

Options issued to directors
for accrued director fees               -                    -             -

Contributed capital for
accrued director fees                   -                    -             -

Net loss,
  March 31, 2005                        -                    -      (938,632)

                               ----------            ----------  -----------
Balance, March 31, 2005        $        -            $  (1,000) $(24,662,568)
                               ----------            ----------  -----------

               PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Variable
                                Expenses Prepaid      Deferred    Accumulated
                               with Common Stock     Consulting      Deficit
                               -----------------     ----------  -----------
Balance, March 31, 2005          $      -            $  (1,000) $(24,662,568)

Options issued to directors
for accrued director fees
(unaudited)                             -                    -             -

Treasury stock issued for
legal services (unaudited)              -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -

Stock issued for cash
for $0.20 per share (unaudited)         -                    -             -

Stock issued for public
relations services for
$0.095/share (unaudited)                -                    -             -

Stock issued for the
exercise of options for
$0.13 per share (unaudited)             -                    -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)             -                    -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)             -                    -             -

Stock issued for cash
for $0.17 per share (unaudited)         -                    -             -

Amortization and revaluation
of consulting expense (unaudited)       -                1,000             -

Value of options issued to
employees below market value
(unaudited)                             -                    -             -

Stock issued for services at
$0.705 per share (unaudited)            -                    -             -

Stock issued for conversion
of debt and interest at
$0.17 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.15 per share (unaudited)             -                    -             -

Stock issued for marketing
services @ $0.12 per share
(unaudited)                             -                    -             -

Value of stock issued for
marketing services below
market value (unaudited)                -                    -             -

Stock issued for the
exercise of options for
$0.10 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.31 per share (unaudited)             -                    -             -

Value of options issued to
employee below market value
(unaudited)                             -                    -             -

Stock issued for services at
$0.70 per share (unaudited)             -                    -             -

Stock issued for the reduction of
interest and principal for a note
payable for a related party
(unaudited)                             -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options at
weighted average of
$0.0885 per share
(unaudited)                             -                    -             -

Stock issued for
interest payments at
$0.20 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.07 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.10 per share (unaudited)             -                    -             -

Options issued to directors
for accrued director fees
(unaudited)                             -                    -             -

Stock issued for purchase
of LabMentors (unaudited)               -                    -             -


Stock issued to Officer
for compensation at
$0.74 per share (unaudited)             -                    -             -

Stock issued for royalty
payments at $0.155 per share
(unaudited)                             -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -

Stock issued for the
exercise of options for
$0.16 per share (unaudited)             -                    -             -

Options issued to directors
for accrued director fees
(unaudited)                             -                    -             -

Net income,
December 31, 2005
(unaudited)                             -                    -       (585,762)

Foreign currency adjustment
(unaudited)                             -                    -            210
                               ----------            ---------   ------------
Balance,
December 31, 2005
(unaudited)                             -            $       -   $(25,248,120)
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

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                            For the
                                                       Nine Months Ended
                                                          December 31,

                                                      ----------------------
                                                         2005        2004
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $(585,762)   $(821,524)
 Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Depreciation                                            9,169          367
  Gain on extinguishment                                      -      (43,990)
  Stock/Stock options issued for consulting services     96,782      411,629
  Stock options issued for board compensation            48,750        3,000
  Stock options issued for compensation                  19,700        5,000
  Stock issued for legal services                        35,000            -
  Gain on return of common stock                        (13,750)           -
  Amortization of expenses prepaid with common stock     (6,667)     101,042
Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable           (389,303)     299,522
  (Increase) in inventory                               (26,366)    (112,102)
  Decrease in deferred costs                            105,040            -
  Increase (decrease) in accounts payable and accrued
   liabilities                                          404,475      (48,741)
  Increase in interest payable                           38,393            -
  Increase in unearned revenue                           40,614      137,030
  Decrease in other assets                              (16,449)       5,405
                                                      ---------     --------
   Net Cash Provided (Used) by Operating Activities    (240,374)     (63,362)
                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash receipt on notes receivable                             -       50,000
 Purchase of fixed assets                                (5,465)      (5,500)
                                                       --------     --------
   Net Cash Provided by (Used) Investing Activities      (5,465)      44,500
                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments to related parties                                  -      (10,654)
 Principal payments on notes payable                    (13,807)     (96,171)
 Cash proceeds from notes payable                       151,104            -
 Proceeds from common stock                             147,880       75,000
 Cash from acquisition                                       63            -
 Increase in bank overdraft                               7,157            -
                                                       --------    ---------
   Net Cash Provided (Used) by Financing Activities     292,397      (31,825)
                                                       --------    ---------
NET INCREASE (DECREASE) IN CASH                          46,558      (50,687)

CASH AT BEGINNING OF PERIOD                              16,752      113,820
                                                       --------    ---------
CASH AT END OF PERIOD                                  $ 63,310    $  63,133
                                                       ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                           For the
                                                       Nine Months Ended
                                                         December 31,

                                                     ---------------------
                                                        2005        2004
                                                     ----------- ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of stock for payment on notes payable
  and interest                                       $   141,017 $  75,232
 Common stock issued for related party debt          $         - $  38,174
 Stock options issued for accrued director fees      $         - $  90,000
 Common stock issued for stock offering costs        $         - $  45,900
 Common stock issued for accounts payable            $    10,749 $   6,875
 Stock options issued for consulting services        $     1,000 $ 411,629
 Stock options issued for employee and
   board compensation                                $    48,750 $   3,000
 Issuance of stock for acquisition                   $   420,000 $       -
 Common stock issued for marketing                   $         8 $       -


Cash Paid For:

 Interest                                            $    38,393 $  19,490
 Income taxes                                        $         - $       -



The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 December 31 and March 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the results of PCS Edventures!.com, Inc. and its subsidiaries. The subsidiaries include PCS School, Inc. and PCS LabMentors, LTD., which the Company acquired in 1994 and November 30, 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements and presented on an unaudited basis. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB, which is on file with the SEC, and the Company's current 8-K on file relating to the acquisition of PCS LabMentors dated December 9, 2005.

The financial statements previously presented are on a consolidated basis and include post-acquisition numbers of PCS LabMentors, LTD., which includes December 1, 2005 through December 31, 2005. The pre-acquisition net income(loss) and balance sheet accounts are not included herein.

The operating results for the three and nine month periods ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

During the fiscal year ending March 2005, the Company opened discussions with several target companies for possible merger and acquisition activities. The Company has also entered into several strategic alliances with K'NEX, Science Demo, and GibsonTechEd for further product development and enhancement. The Company has also strengthened its international position by naming agents and installing Learning Labs in Egypt, Dubai, and Saudi Arabia. To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market. Further, the Company is still pursuing merger and acquisition candidates and looking at different marketing strategies to realign products.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DILUTIVE INSTRUMENTS

a.  Stock Options

We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of Financial Accounting Standards Board Statement No. 123." All of which requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. Had this method been in place for the Company, it would have resulted in additional expense of $9,825 and $10,291 for the nine months ended December 31, 2005 and 2004, respectively.

The Company would also like to note that the SEC issued SFAS 123(R), "Share-Based Payment." This new SFAS establishes how companies should account for transactions wherein the company issues equity instruments in exchange for services and/or goods. This is not a reporting requirement for the Company due to its small business filing status.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively: dividend yield of zero percent for all years; expected volatility of 100% to 538% percent for all years; risk-free interest rates of 1% to 6%, and expected lives of 1 to 10 years.

                                              For the Nine Months Ended
                                                     December 31,
                                                2005          2004

        Net income(loss):
           As reported                     $ (585,195)   $ (625,551)
           Pro Forma                         (863,467)     (747,918)

        Net income(loss) per share:
           As reported                     $    (0.02)   $    (0.02)
           Pro Forma                            (0.03)        (0.03)

The pro forma amounts presented above may not be indicative of the expected results for the fiscal year ending March 31, 2006.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     December 31 and March 31, 2005


NOTE 3 -  DILUTIVE INSTRUMENTS (Continued)

       a.  Stock Options (Continued)

       A summary of the status of the Company's outstanding stock options as of December 31, 2005 is presented below:

                                                            Weighted
                                                             Average
                                                            Exercise
                                               Shares         Price
                                             ----------      --------
       Outstanding, March 31, 2005           12,704,890        $0.19
       Granted                                  515,789        $0.49
       Expired/Cancelled                     (7,010,951)       $0.21
       Exercised                             (2,145,490)       $0.11
                                             ----------      -------
       Outstanding, December 31, 2005         4,064,238        $0.23
                                             ==========      =======

       Exercisable, December 31, 2005         2,938,238        $0.19
                                             ==========      =======

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     December 31 and March 31, 2005

NOTE 4 - SUBSEQUENT EVENTS

On November 18 2005, the Company signed a Letter of Intent (LOI) for a stock purchase by the investment company known as Barron Partners, LP. Barron conducted due diligence and after a thorough analysis, continued with its investment in the Company. The investment is structured as stated in the Company's recent 8-K filed with the SEC on January 1, 2006. All details are outlined therein and any potential investee is encouraged to review such document.

In addition, one of PCS' Board Members has exercised stock options after the quarter close. The total number of shares purchased through exercising stock options is 25,000 with an exercise price of $0.16 cents per share.
The total amount received by PCS for these transactions was $4,000, which was applied to a note payable principle and interest due to the Board Member.

NOTE 5 - BUSINESS COMBINATIONS

On November 30, 2005, the Company entered into a Stock Purchase Agreement with 511092 N.B. LTD. dba LabMentors, a Canadian Company, wherein the Company acquired all of the issued and outstanding shares of common stock of LabMentors. Since the acquisition the name has been legally changed to PCS LabMentors, LTD. (LabMentors). The effective date was November 30, 2005 and as such the results of LabMentors operations are included in our consolidated financial information from December 1, 2005 forward. LabMentors virtual on-line labs are utilized by all sectors of education and business communities, particularly at the university level for educational curriculum. LabMentors will continue to operate as a Canadian company and based in Fredericton, New Brunswick. We will be renaming the LabMentors brand as "PCS LabMentors", since the company will be a wholly owned subsidiary of PCS.

The acquisition provides opportunities for expansion into the college market, as well as synergies to complement the educational whole learning lab solutions currently undertaken by the Company. We expect the acquisition to continue the growth of PCS into the educational markets. The products provided by LabMentors compliment the current Edventures! lab provided by PCS as well as incorporates new products into the product mix.

The aggregate purchase price was $420,000, which consisted of 700,000 shares of PCS stock. There was no cash exchange for the acquisition. The purchase price was allocated to the assets and liabilities, as well as future earning potential with the Company's marketing staff, acquired by the Company. The fair value of the assets and liabilities of LabMentors as of the close of the acquisition is as follows:

ASSETS

CURRENT ASSETS

   Accounts receivable                    $  18,947
     Other receivable                         4,449
     Restricted cash                          1,152
                                          ---------
          Total Current Assets               24,548

FIXED ASSETS (NET)                            4,308

EDUCATIONAL SOFTWARE (NET)                  146,835

INTELLECTUAL PROPERTY (NET)                  19,347
                                          ---------
          TOTAL ASSETS                    $ 195,038
                                          =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Bank overdraft                       $   1,996
     Accounts payable                        44,451
     Deposits payable                         4,273
     Payroll payable                         13,803
     Other current liabilities               12,460
     Notes payable                           47,632
                                          ---------
          Total Current Liabilities         124,615
                                          ---------
          Total Liabilities                 124,615
                                          ---------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, no par value,
     authorized unlimited shares;
     32,073,961 shares issued
     and outstanding                        495,781
     Accumulated other comprehensive loss   (36,648)
     Accumulated deficit                   (388,713)
                                          ---------
      Total Stockholders' Equity (Deficit)   70,420
                                          ---------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)      $ 195,035
                                          =========

Pro forma financials of PCS as if LabMentors was acquired March 31, 2005 and September 30, 2005, as well as the financial statements for LabMentors as of September 30, 2005, are available in the Form 8K/A filed on February 15, 2006.


                          Periods Ended
                       Sept. 30,   May 31,
                        2005       2005
                      -------    -------
Revenues              $1,801,655 $ 1,593,519
Net loss              $ (107,660)$(1,098,093)
Net loss per share*   $    (0.00)$     (0.04)

Note that the pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of fiscal year 2006, nor are they indicative of future results of operations of the Company.

The purchase of goodwill is normally deductible for tax purposes. However, since the acquisition was completed through the exchange of stock, goodwill is not deductible for such purposes.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Overview.
---------

The Company is engaged in the business of developing and marketing educational learning labs bundled with related technologies and programs. Our products and technologies are targeted and marketed to the public and private schools classroom for grades pre-kindergarten through twelfth grade, after school market, and home market. Our products and technologies are delivered to the each of these markets through an inventory of hardware, software, books (both developed in-house and outside), and Internet access. Our technologies and products are delivered to the home user through Internet access via a subscription based website. Our products and technologies allow students ages 3-18 to explore the basic foundations of mechanical engineering, structures in architecture, robotics, math, and science.

We have developed several innovative technology based educational programs. Our "Academy of Engineering," "Academy of Science," "Academy of Robotics," "Edventures! Lab," and "Discover! Lab" products are site-license installations for classrooms and learning programs. Our "PCS BrickLab!" and "Young Learner Building Box" products are also for classrooms and learning programs, but are not licensed. Our "Edventures! Online" product is our comprehensive Internet delivered educational experience that supports our Edventures! Labs and our Discover! Labs site licenses and also serves as a stand-alone home usage program. Our "Edventures! Online" program is delivered to the home user over the Internet on a monthly subscription basis. Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, learning centers, and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

The results of operations discussed herein are on a consolidated basis and include post-acquisition numbers of PCS LabMentors, LTD., which includes December 1, 2005 through December 31, 2005.


Foreign Currency Exchange Rate Risk.
------------------------------------

The Company sells many products throughout the international market, as well as having operations in Canada as a result of the acquisition of LabMentors. AS a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. Any gains or losses from the foreign currency translation are presented in our statements of operations. The recently acquired subsidiary is not a significant component of our business and as such the risk associated therewith is minimal.

Results of Operations.
----------------------

Three months ended December 31, 2005, compared to three months ended December 31, 2004.
------------------


         Revenues for the three-month period ended December 31, 2005, increased to $284,638 or by $30,477 (12.0%) as compared to $254,161 for the three-month period ended December 31, 2004. This increase is due to increased sales and marketing efforts throughout the country, as well as increased international sales. In addition, the new subsidiary has contributed to the slight increase.

        Cost of goods sold for the three-month period ended December 31, 2005, increased by $240,970 (211.6%) to $354,858 as compared to $113,888 for the three-month period ended December 31, 2004. This increase is due to an increase in sales, as well as an increase in shipping costs. Included in the cost of goods sold figure is Sales Commissions, which have also increased due to the increase in sales and accrual of royalty payments for our distribution rights on the Academy of Science product line.

        Operating expenses for the three-month period ended December 31, 2005, increased by $182,190 (55.2%) to $512,125 as compared to $329,935 for the three-month period ended December 31, 2004. This increase is primarily due the Company experiencing an increase in legal and accounting expenses due to the due diligence associated with acquisition activity. In addition, the Company hired additional development personnel and had other increases from the acquisition of LabMentors.

        Interest expenses for the three-month period ended December 31, 2005, decreased by $3,838 (-23.9%) to $12,209 as compared to $16,047 for the three-month, period ended December 31, 2004. This decrease was due to partial repayment of short term borrowing, and partially offset by the increase in interest rates.

Nine months ended December 31, 2005, compared to nine months ended December 31, 2004.
------------------

         Revenues for the nine-month period ended December 31, 2005, increased to $2,031,047 or by $1,059,049 (109.0%) as compared to $971,998 for the nine-month period ended December 31, 2004. This increase is due to increased sales and marketing efforts throughout the country, as well as increased international sales. The largest increase in sales occurred in our second quarter when several large lab orders were delivered.

        Cost of goods sold for the nine-month period ended December 31, 2005, increased by $827,629 (214.1%) to $1,214,150 as compared to $386,521 for the nine-month period ended December 31, 2004. This increase is due to an increase in sales, as well as an increase in shipping costs. Included in the Cost of goods sold figure is Sales Commissions, which have also increased due to the increase in sales and accrual of royalty payments for our distribution rights on the Academy of Science product line.

        Operating expenses for the nine-month period ended December 31, 2005, decreased by $50,762 (-3.6%) to $1,375,022 as compared to $1,425,784 for the nine-month period ended December 31, 2004. This decrease is primarily due the non-recurring expense we booked during last year's period for non-cash consulting expense of $322,442. The decrease in consulting expenses booked were offset by increased legal and accounting expenses due to the due diligence associated with acquisition activity, as well as the hiring of additional personnel.

        Interest expenses for the nine-month period ended December 31, 2005, decreased $9,410 (-16.7%) to $47,087 as compared to $56,497 for the nine-month period ended December 31, 2004. This decrease is due to our efforts during the first quarter to convert debt to equity.

Liquidity and Capital Resources.
--------------------------------

          We had a consolidated cash balance of $54,093 at December 31, 2005. Management believes that the cash received from delivered sales orders, continued limited offerings of our common stock, and the subsequent events noted in NOTE 4 above will be sufficient to meet our operating expenses for the foreseeable future.

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


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

Suzanne Haislip                50,000        8,000
Cecil Andrus                  555,435       49,145
Robert Fyfe                       928          (1)
Leonard & Sonia Coote           2,640          (1)
Steve Womack                    2,229          (1)
Hazen & Josephine Sandwick      1,724          (1)
John Ariko, Jr.                 2,568          (1)
Ronald Scheeler                 1,468          (1)
Sina Leatha                     2,218          (1)
Brown Living Trust              2,768          (1)
Mary Kalcic                     2,091          (1)
Armand LaSorsa                  3,249          (1)
Nelson Wooster                  1,967          (1)
Kathleen Cullinan               1,091          (1)
Kenneth Klauer                  2,182          (1)
Harris Family Living Trust      4,224          (1)
Diane Stump                       299          (1)
Mark Boland                     1,969          (1)
Flint Family Trust              1,366          (1)
Paul Kuehn                        808          (1)
Ralph Long                      2,684          (1)
Allen Reuben                    1,468          (1)
Charles Bradley                 4,364          (1)
Dave & Sue Kimball              1,724          (1)
David Levosky                   1,899          (1)
Fred & Debbie Harper            3,249          (1)
Verl A. Jensen                  2,569          (1)
Donald J. Farley              214,285      15,000
Joe & Sarah Egusquiza          15,000       1,500
Zvi Ludmer                      6,915          (2)
Roy A. Ludmer                   6,246          (2)
Mid-Atlantic Training, Inc.     7,584          (2)
Gregory Shiffner                6,692          (2)
Martin and Helen Tarlow         1,785          (2)
Nimrod Arad                     2,231          (2)
David and Sarah Chase          35,000       5,600
William & Laura Baran          10,000       1,600
Robert Grover                  75,000      12,000

(1) These shares were issued for interest at a weighted average of $0.0885 per share.

(2) These shares were issued for royalties at $0.155 per share.

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

                                    PCS EDVENTURES.COM, INC.


Date: 2/13/2006               By:   /s/Anthony A. Maher
     ----------                     -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 2/14/2006               By:   /s/Christina M. Vaughn
     ----------                     -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer


Date: 2/17/2006               By:   /s/Donald J. Farley
     ----------                     -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director


Date: 2/17/2006               By:   /s/Cecil D. Andrus
     ----------                     -------------------------------------
                                    Cecil D. Andrus
                                    Director



Date: 2/16/2006                By:  /s/Michael K. McMurray
     ----------                     -------------------------------------
                                    Michael K. McMurray
                                    Director