Form 10KSB
period 2006-03-31
PCS EDVENTURES COM INC
filed 2006-06-29
CIK 1122020

U. S. Securities and Exchange Commission
                     Washington, D.C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 000-49990


                      PCS EDVENTURES!.COM, INC.
          (Name of Small Business Issuer in its charter)

             IDAHO                                    82-0475383
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

345 Bobwhite Court, Suite #200 Boise, Idaho           83706
  (Address of Principal executive offices)         (Zip Code)

               Issuer's telephone number:  (208) 343-3110

                                N/A
     (Former Name or Former Address, if changed since last Report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class      Name of Each Exchange on Which Registered

               None.

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

                  Yes  X    No
                       ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

     State issuer's revenues for its most recent fiscal year: $2,602,039.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     June 9, 2006: $15,169,759 - There are approximately 27,088,855 shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on June 9, 2006 or $0.56 per share.

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

                  Yes        No
                       ---       ---

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          June 9, 2006

                           31,306,457

                    DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                       TABLE OF CONTENTS
                                                                      PAGE
                             Part I

Item 1.  Description of Business.                                        4
Item 2.  Description of Property.                                       23
Item 3.  Legal Proceedings.                                             23
Item 4.  Submission of Matters to a Vote of Security Holders.           23

                            Part II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities.          24
Item 6.  Management's Discussion and Analysis or Plan of Operation.     32
Item 7.  Financial Statements.                                          38
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.                                      85
Item 8A. Controls and Procedures.                                       85
Item 8B. Other Information                                              85

                            Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.             86
Item 10. Executive Compensation.                                        89
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and related Stockholder Matters.                               90
Item 12. Certain Relationships and Related Transactions.                92
Item 13. Exhibits.                                                      94
Item 14. Principal Accountant Fees and Services.                        95
Signatures                                                              96

                             PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     General.
     --------

     PCS Edventures!.com, Inc. (the "Company," "PCS," "we," "our," "us" or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. ("PCS Schools") and in November 2005 we acquired 511092 N.B. LTD. dba LabMentors based in Fredericton, New Brunswick Canada, which are both wholly owned subsidiaries of PCS Edventures!.com, Inc. The 511092 N.B. LTD. company was renamed PCS LabMentors, LTD. ("LabMentors" or "PCS LabMentors").

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

     PCS LabMentors is the exclusive provider of a proprietary virtual lab technology designed to provide hands-on experience to high school through college students studying a variety of technical topics. These technical topics include programming, network management, security, and operating systems. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server 3000(Registered), Linux(Registered) system administration, and various other applications without the associated overhead of owning and managing various hardware platforms.

     The Company is engaged in the business of developing and marketing educational learning labs bundled with related technologies and programs. Our products and technologies are targeted and marketed to the public and private school classrooms for pre-kindergarten through college, after school market, and home school market. Our products and technologies are delivered to each of these markets through an inventory of hardware, software, books (both developed in-house and from external sources), and Internet access. Our technologies and products are delivered to the home user through Internet access via a subscription based website. Our products and technologies allow students ages 3 and up to explore the basic foundations of mechanical engineering, structures in architecture, robotics, mathematics, art, computer science, programming, and physical science.

   PCS Edventures!.com, Inc. has developed several innovative technology based educational programs directed to the pre-kindergarten through high school age groups. Our Academy of Engineering(Trademarked); Academy of Electric Engineering(Trademarked); Academy of Science(Trademarked); Academy of Robotics(Trademarked); Edventures! Lab(Trademarked); and Discover! Lab products are site-license installations for classrooms and learning programs. Our PCS BrickLab(Trademarked) and Young Learner Building Box(Trademarked) products are also for classrooms and learning programs, but are not licensed. Our Edventures! Online(Trademarked) product is our comprehensive Internet delivered educational experience that supports our Edventures! Labs and our Discover! Labs site licenses and also serves as a stand-alone program for home use on a monthly subscription basis. Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, learning centers, and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

     The results of operations discussed herein are on a consolidated basis and include post-acquisition numbers of PCS LabMentors, LTD., which includes December 1, 2005 through March 31, 2006.

Recent Developments.
---------------------

     The following are the business developments during fiscal 2006:

     We continued to open discussions with several target companies for possible merger and acquisition activities to increase market share and product depth. The synergies we see in these target companies will strengthen our position in the marketplace and/or reduce costs associated with producing, marketing, and selling our products.

     We continued our relationship with Edison Schools. We currently sell various labs, including custom developed labs for use in the Edison School system. We sold additional labs to Edison Schools during the current fiscal year. These labs included custom work for lab "camps" relating to bugs, famous structures, history, space, wheels, architecture, ships, and animation.

     During the current fiscal year, we expanded our market share in the Detroit Public School system. We sold over $300,000 to this school system relating to our Academy of Engineering labs.

     We began developing marketing material, including a catalog and website, through a consultant for use with our sales for various retail products. By investing in a catalog medium of marketing, we are able to reach additional customers through new means.

     During the current fiscal year, our development staff continued the development and release of additional curriculum for our classroom learning labs. This new curriculum included the following:

     *    Academy of Engineering (Trademarked) Training Manual
     *    PCS Academy of Science (Trademarked) (AOS):
          o    Electricity Book
          o    Forces Book
          o    Energy Book
          o    Matter Book
     *    Academy of Electronics Books 1 and 2
     *    PCS BrickLab (Trademarked):
          o    Kindergarten Series, including workbooks
          o    Grade 2 Series workbooks
          o    Grade 3 Series, including workbooks
          o    Homeschool survey booklet
     *    Edventures! Online(Trademarked) 5 curriculum modules
     *    ERC Online for two semesters, as well as license updates
     *    Young Learner Lab (Trademarked) curriculum development

     We further developed our relationships with the World Bank and USAID for the purpose of being included in several RFP's in the Middle East. This continued relationship building has enhanced our marketing position for future sales in that region.

     We completed our acquisition of 511092 N.B. LTD. on November 30, 2005. This acquisition will help us penetrate the collegiate market for their products, as well as expand our current product dispersion. In addition, the similarities in the companies will help reduce costs on a long-term basis once adequate sales persons are allocated to the subsidiary.

     Pursuant to the LabMentors acquisition, the Company acquired all of the assets of LabMentors, namely current inventory of learning programs, intellectual property comprising the delivery platform, one pending Canadian trademark application, and one Canadian copyright, accounts receivable, and cash, as well as the liabilities, namely trade payables and deposits payable comprising of one deposit payable due December 2005. All LabMentors stock that was outstanding at the time of closing was converted into the Company's stock at $0.60 per share. The LabMentors acquisition was structured through a Share Exchange Agreement. The purchase price of the transaction was $420,000 USD, which was converted to the Company's stock at $0.60 per share and Company stock was issued pursuant to Rule 144 in the amount of 700,000 shares. The 511092 N.B. LTD. DBA LabMentors unaudited financial statements for September 30, 2005 can be viewed in the 8-K/A filed with the SEC on February 15, 2006, which is incorporated herein by reference.

     We signed a Note Purchase Agreement dated December 29, 2005, by and between the Company and Barron Partners LP, a Delaware limited partnership (the "Note Purchase Agreement"), Barron Partners LP ("Barron") purchased from the Corporation a convertible promissory note in the principal amount of $1,000,000 (the "Note"). The Note and the Note Purchase Agreement contemplate that the Note shall be converted into convertible preferred stock having certain rights, preferences and limitations set forth in the Certificate of Designations attached as Exhibit A to the Note; and the Note Purchase Agreement therefore requires that the Company amend its Articles of Incorporation to authorize 5,000,000 shares of preferred stock having such rights, preferences and limitations. Further, until such preferred stock has been duly authorized by an amendment of the Company's Articles of Incorporation, the Note (or the preferred stock, if issued prior to March 31, 2007) shall be convertible into 1,666,667 shares of the Corporation's common stock at the Conversion Price of $0.60 per share; provided that, if the Corporation's EBITDA (where "EBITDA" means earnings before interest, tax, depreciation and amortization as reported from continuing operations before any non-recurring items) is less than $4,500,000 for the fiscal year ended March 31, 2007, then the Conversion Price shall be reduced proportionately but not below $0.1714 per share. Therefore, if the Conversion Price is reduced to $0.1714, the maximum number of shares in which the Note (or the preferred stock, if issued prior to March 31, 2007) may be converted equals 5,834,306 shares of common stock of the Company.

     Pursuant to the Note Purchase Agreement, Barron purchased (i) a Common Stock Purchase Warrant "A" (the "Class A Warrant") entitling Barron to purchase up to 2,500,000 shares of the Company's common stock at a price of $1.20 per share and (ii) a Common Stock Purchase Warrant "B" (the "Class B Warrant") to purchase up to 2,500,000 shares of the Company's common stock at a price of $1.80 per share. The Class A Warrant is exercisable through the later of December 29, 2009, or 18 months of the effectiveness of the Company's registration statement registering the shares underlying the Class A Warrant. The Class A Warrant has a "cashless exercise" feature, and the exercise price may be adjusted downward, to as low as $0.15 per share, based on the Company's failure to meet certain EBITDA targets during the period of exercisability. The Company may call the Class A Warrant if the closing market price of its common stock equals or exceeds $1.80 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Class A Warrant during such period. The period of exercisability of the Class B Warrant, and the other material terms thereof, are the same as for the Class A Warrant, with the exception that the call feature is triggered if the closing market price of the Company's common stock equals or exceeds $2.70 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Class B Warrant during such period.

     The Note Purchase Agreement also requires amendment of the Company's Articles of Incorporation to include (A) a provision granting the Company's Board of Directors the authority to (i) classify any unissued shares of the Company's authorized stock into one or more classes or into one or more series within a class; (ii) to reclassify any unissued shares of any class of the Company's authorized stock into one or more classes or into one or more series within one or more classes; and (iii) to reclassify any unissued shares of any series of any class of the Company's authorized stock into one or more classes or into one or more series within a class (the "Blank Check Authorization"), and (B) a provision authorizing the Board to provide, in any rights, options or warrants issued by the Company, that any terms and conditions of such rights, options or warrants may be waived or amended only with the consent of holders or a designated group of the holders of a designated percentage of a designated class of the Company's capital stock (the "Option Amendment Provision").

     The following are the business developments during the fiscal years ended March 31, 2005 and 2004.
     ------------------------------

          * Opened discussions with several target companies for possible merger and acquisition activities;

          *  Sold an additional 480 Labs to Edison Schools;

          * Investigated using parts of our Learning Labs to create a line of specialty educational retail learning toys;

          * Developed and expanded a strategic alliance with K-Nex Corporation, a manufacturer and distributor of learning manipulatives to the US K-12 market;

          * Developed a strategic alliance with Science Demo, an Israeli Science Kit designer and manufacturer, for the Academy of Science to be the exclusive distributor in the United States;

          * Developed a strategic alliance with GibsonTechEd, for electronic components to fit into our Academy of Electrical Engineering;

          * Continued the development and release of additional curriculum for a line of learning labs destined for the classroom;

          * Named Agents in Egypt, Dubai, and Saudi Arabia, where we sold and installed Learning Labs in each Country;

          * Began to develop relationships with the World Bank and USAID for the purpose of being included in several RFP's in the Middle East;

          * Announced and continued to develop new marketplace strategy for the US market by introducing new products, added sales representation and continued to expand the state and national standards alignment in all 50 states; and

          * Developed a strategic alliance with the Air University in Pakistan.

Strategy.
---------

  Our strategy is to provide a broad range of educational products tied to educational standards in the U.S. and international markets delivered via the Internet, after school programs, and in classrooms to address the various needs of pre-kindergarten through college age levels. Our strategy consists of the following key areas:

     * working with various customers to customize educational products to meet their growing needs and adapt current curriculum to fit specific standards;
     * expanding our sales force to increase market awareness and penetration at all targeted market levels;
     *    building the PCS brand to continue to increase market awareness;
     * developing new and enhancing current curriculum to increase market appeal; and
     * utilizing the Internet to bring our products to other areas, persons, and markets to increase market penetration.

Foreign Currency Exchange Rate Risk.
------------------------------------

The Company sells many products throughout the international market, as well as having operations in Canada as a result of the acquisition of LabMentors. As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary is held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. Any gains or losses from the foreign currency translation are presented in our statements of operations. The recently acquired subsidiary is not a significant component of our business, and as such the risk associated therewith is minimal.

Backlog.
--------

Our unearned revenue was $136,554 at the fiscal year ended March 31, 2006.
The unearned revenue was $269,571 for the same period ending March 31, 2005. At the end of fiscal year 2006, the entire amount of unearned revenue was expected to be earned during fiscal years 2007 and 2008. All amounts listed in unearned revenue are for orders placed by customers to the Company that merely have yet to be delivered to the customers or license fees paid but that have been yet to be fully utilized by our customers. Once the products are delivered to the customers, the amounts will be invoiced and recognized as revenue in the appropriate period. Each month, the license fees are amortized according to the length of the subscription/license.

Seasonality.
------------

Our quarterly operating results fluctuate as a result of a number of factors, including, but not limited to, the funding of customers, timing of product development and release, availability and timeliness of items required for assembly of the products, budget cycles, and period ending dates. Because of these factors, the results for the interim periods presented are not necessarily indicative of the results one could expect to see for the Company's entire fiscal year.

Business of Issuer.
-------------------

   We are engaged in the business of developing and marketing educational Learning Labs, virtual labs, and related technologies and programs directed to the kindergarten through college levels, as well as the after-school market. Our products and technologies are targeted to the public and private school classrooms, the after school market, and the home school market. Our products and technologies are delivered to the classroom through an inventory of hardware, software, books, and Internet access. Our technologies and products are delivered to the home user through Internet access to our subscription based website. Our products and technologies allow students of all ages to explore the basic foundations of mechanical engineering, structures in architecture, art, electrical engineering, mathematics, science, and computer programming.

     We have only commenced marketing efforts for our current products and technologies during the last four years, and more recently the PCS LabMentors' products in 2006. We continue to expand distribution and marketing channels. To date, we have sold approximately 2,500 Labs to the US and international markets. In addition, the LabMentors subsidiary has two major customers in the US that it continues to service with its multi-platform virtual labs.

Principal products or services and their markets.
-------------------------------------------------

     We have now developed and are currently marketing several innovative technology based educational programs for the kindergarten through 12th grade ("K-12"), after-school market, learning center market, and home school market, as well as the virtual labs currently marketed to the collegiate level. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

Customers currently use our products to:

     *    uniquely motivate students by engaging them in their own learning;

     * provide opportunities for students to pursue their own interests and questions and make decisions about how they will find answers and solve problems;

     * to make learning relevant and useful to students by establishing connections to life outside the classroom, addressing real world concerns, and developing real world skills, which are desired by today's employers, including the ability to work well with others, make thoughtful decisions, take initiative, and solve complex problems;

     * to provide opportunities for teachers to build relationships with each other and with those in the larger community through sharing with other teachers, parents, mentors, and the business community who all have a stake in the student's education;

     * to provide exciting, hands-on, inquiry based instruction, which recommended by The NSTA National Science Teachers Association, The National Science Education Standards, AAAS American Association for the Advancement of Science, Project 2061, and many more;

     * to help increase test scores and understanding in Science, Technology, Math and Engineering (STEM) standards; and

     * to enable teachers to teach science lab activities without a science lab.

   The technologies and products for PCS Edventures!.com, Inc. that we are currently marketing, are as follows:

          Our Academy of Engineering(Trademarked) Lab is a site license program designed for use within various K-12 environments. The Academy of Engineering(Trademarked) Lab is available in a 10, 20 or 30 student edition. Using the Academy of Engineering(Trademarked), students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering(Trademarked) product includes books from the mechanical and electrical engineering strand and 12 extension books covering a variety of topics. Future topic strands for expanding the program include structural and software engineering. Each strand, when completed, includes courseware for over 272 hours of instruction.

          The Academy of Engineering(Trademarked) program includes a variety of LEGO(Registered) products that are used as mechanical engineering learning aids. An Academy of Engineering(Trademarked) site license currently sells for between $13,995 and $23,995 and includes materials, LEGO(Registered) manipulatives and other building components, curriculum, a custom designed storage and organization unit, a digital camera, web-based support by our Edventures! Online(Trademarked) product, various electronic assessment tools, and two days of teacher training. We sold forty-three Academy of Engineering(Trademarked) Labs during the fiscal year ended March 31, 2006. Each site license includes all materials necessary to utilize the complete Academy of Engineering(Trademarked) program.

          The Academy of Robotics(Trademarked) Lab serves as a complement to our Academy of Engineering(Trademarked) Lab or can also serve as a stand-alone robotics lab. The Academy of Robotics(Trademarked) Lab is available in a 10, 20 or 30 student edition. Each Lab contains a comprehensive LEGO(Registered) inventory, including LEGO(Registered) Mindstorms(Registered) kits, additional LEGO(Registered) manipulatives, a digital camera, web services, and curriculum. This Lab ranges in price from $6,995 to $18,995. We sold thirty-eight Academy of Robotics(Trademarked) Labs during the fiscal year ended March 31, 2006.

          PCS Edventures! Lab(Trademarked) is a site license system intended for students ages 7-13, which provides a broader set of subject areas including art, programming, web page design, chess, physics, electricity, and others. It contains curriculum, storage cabinet, and a smaller inventory of LEGO(Registered) manipulatives. It relies on Edventures! Online(Trademarked) for delivery of the curriculum. A site license for a PCS Edventures! Lab(Trademarked) currently costs between $4,995 and 12,995, which includes a 10, 20 or 30 student license for access to Edventures! Online(Trademarked). We have sold forty Edventures! Labs the fiscal year ended March 31, 2006.

          Discover! Lab(Trademarked) is a scaled down model of the Edventures! Lab(Trademarked) site license system and is intended for smaller groups of approximately 15 students. It contains curriculum, a storage cabinet, and other material, but has a reduced inventory of LEGO(Registered) materials and relies on Edventures! Online(Trademarked) for delivery of the curriculum. A site license for a Discover! Lab(Trademarked) currently costs $3,250, which includes a 30-student block license for access to Edventures! Online(Trademarked). We have sold thirteen Discover! Labs(Trademarked) during the fiscal year ended March 31, 2006.

          PCS Brick Labs!(Trademarked) provide an inexpensive hands-on learning solution for educators in all types of teaching environments. The PCS Brick Lab!(Trademarked) combines the Edventures! Online(Trademarked) curriculum, LEGO(Registered) manipulatives, storage bins, and Internet/web services for smaller groups of approximately 30 students. The PCS Brick Lab!(Trademarked) sells for between $95 and $595 and is not licensed. In addition, we have developed the PCS BrickLab!(Trademarked) Grade Series. This series is a complete technology curriculum for grades 1-6. Aligned with the ITEA standards, each level in the grade series offers hands-on and open-ended projects for up to 30 students at one time. Each individual grade package includes a sturdy plastic tub filled with over 5,700 building bricks, one teacher curriculum book -- grade specific -- and accompanying posters and labels. Each level contains in excess of over 200 technological projects relevant to the real world. Grades 4, 5, and 6 are scheduled for completion during fiscal year 2007. We sold 605 PCS Brick Lab!(Trademarked) during the fiscal year ended March 31, 2006.

          The Young Learner Building Box(Trademarked) was designed to meet the needs of preschoolers. Introducing children to hands-on learning, this lab utilizes activities and games to teach number and letter recognition, build vocabulary, counting, and more. The Young Learner Building Box(Trademarked) includes activity cards, large-size plastic building blocks, the exclusive "HIGHRISE" board game, developed by PCS for this specific Lab, and a sturdy mobile storage container. This labs sells for $299 and is unlicensed. Introduced in 2003, we have sold twenty-six Young Learner Building Boxes(Trademarked) during the fiscal year ended March 31, 2006.

          Edventures! Online(Trademarked) is an Internet delivered program that provides a safe, secure, and exciting learning environment for students to interact with from home and/or school. Edventures! Online(Trademarked) includes online curriculum and assessment, filtered communication tools, forums, and a variety of additional online services. The program utilizes Internet based resources and services as a stand-alone product and also serves as an extension service to our school-based Edventures! Lab(Trademarked). Edventures Online(Trademarked) can be viewed on the web at www.edventures.com. This environment features over 200 do-at-home projects organized into a sophisticated learning model (Merit System), an animated glossary, monitored chat rooms, live interaction with online instructors, personal email accounts for all students, and more. The Edventures! Online(Trademarked) at-home curriculum utilizes found materials, LEGO(Registered) products, software, and other resources to teach concepts in physics, electricity, Internet, programming, art, architecture, engineering, and robotics. Edventures! Online(Trademarked) provides all lab licensees an online support tool and provides a framework within which students can safely communicate, collaborate, and learn. Edventures! Online(Trademarked) is also available as a stand-alone, home based subscription product for $69.95 per year.

     The PCS Academy of Science(Trademarked). This series is a complete science curriculum for grades K-12. The PCS Academy of Science(Trademarked) line is a unique, hands-on science package that combines curriculum and a simple, effective apparatus. The curriculum is aligned with National and State science standards and does not require an actual laboratory. We have sold several individual items that make up our recently positioned PCS Academy of Science(Trademarked) lab. This fiscal year to date, we have not sold any of the newly positioned lab packages. The products can be purchased in a lab format or individually based on the specific needs of the customer. The labs currently sell for between $1,495 and $7,995, while individual products vary in price.

     The Academy of Engineering(Trademarked), Academy of Science(Trademarked), Academy of Electrical Engineering(Trademarked), Academy of
Robotics(Trademarked), Edventures! Lab(Trademarked), Discover!
Lab(Trademarked), and PCS BrickLab!(Registered) have three main delivery models, which makes these products suitable for use in various learning
Environments:

          School Resource Center. The Academy of Engineering(Trademarked), PCS Academy of Science(Trademarked), Academy of Electrical Engineering(Trademarked), Academy of Robotics(Trademarked), Edventures! Lab(Trademarked), and Discover!(Trademarked) Labs are currently being deployed as a school-wide resource center that allows K-12 teachers to integrate hands-on project based learning activities into their daily curriculum. As a resource center, these mobile Labs are rolled from classroom to classroom throughout the course of a typical school week, being used by the entire school. Examples of how the program is used include: (1) a platform for gifted and talented programs; (2) to enhance and extend a science curriculum;
(3) to enhance and extend mathematics activities; (4) to serve as a foundation for an after-school program; (5) as a vocational-technical or technology education program; (6) and to serve as a special education resource. This model makes the program an ideal resource for schools around the country that are seeking innovative and organized methods for integrating technology and hands-on learning in the classroom.

          Pre-Engineering Course. The Academy of Engineering(Trademarked), Academy of Robotics(Trademarked), and Edventures! Labs(Trademarked) provide a comprehensive engineering curriculum designed around the hands-on use of LEGO(Registered) manipulatives. This curriculum allows the program to serve as the foundation for pre-engineering courses suitable for students in Jr./Sr. High. The hands-on applications of technology, design and production techniques, and the integration of the Internet based services, makes it a highly attractive total classroom solution.

          After School Program. The Academy of Engineering(Trademarked), Academy of Robotics(Trademarked), Edventures! Lab(Trademarked), Discover! Lab(Trademarked), and PCS Brick Lab!(Trademarked) programs were originally designed in an after-school environment and are ideal to meet the expanding need for educational solutions for school-based programs, Boys & Girls Clubs, YMCA, Community Learning Centers and similar organizations. When used in this format, these programs become a hub for educational activities out of the engineering curriculum, or from the Edventures! Online(Trademarked) program. The complete support, assessment and curriculum components provide a system for offering a flexible, effective educational offering.

     The technologies and products for PCS LabMentors, LTD. that we are currently marketing are as follows:

     On-call mentoring. This is a 24 hour 7 days per week call in and/or email service for students to contact the company for technical assistance. The current price is $25 per student per month for unlimited assistance.

     Windows(Registered) Based Applications. Currently LabMentors has virtual labs on its proprietary platform for Windows XP(Registered) and Windows Server 2003(Registered). These labs currently sell for between $60 and $75 per student. The pricing is for individual students, while large clients are billed based on virtual machine lab hours at a negotiated rate.

     Linux(Registered) Based Applications. Currently LabMentors has virtual labs on its proprietary platform for Linux+(Registered). These labs currently sell for $75 per student. The pricing is for individual students, while large clients are billed based on virtual machine lab hours at a negotiated rate.

     Custom Labs. In addition, LabMentors also provides custom lab development. This pricing is based on the complexity and resources involved in developing such curriculum/virtual labs.

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

    We continue to believe that a major shift of focus is taking place in education in our public and private schools as educators and parents seek to maximize educational experiences for children based upon advances in technology. We believe that this shift necessitates sweeping changes in how schools are operated, programs are taught, technology is integrated, students are assessed, and classrooms are managed. Over the past few years, the emergence of a for-profit education industry has begun to evolve in response to parents' and society's demand for more and better alternatives in education. Parents are giving their children's schools low grades for teaching performance and at the same time there is an increase in public support for school choice. The issue of education, including the public funding of private school vouchers is significant. A school voucher program has also been recently upheld in a case decided at the United States Supreme Court. These factors are driving the growth of private and charter school alternatives.

     Capitalizing on this atmosphere, private education based companies specializing in after-school, tutoring, and special skills programs are marketing programs, technologies, and products catering to teachers, students, and parents. Parents support alternative education programs and enrichment activities and actively seek them out for their children, as well as exert
more and more pressure on public schools to improve their performance.   We
believe that with the change and unrest taking place within the education industry, enormous opportunities are emerging for companies who understand the problems and promise of technology and new educational methodologies. It is our business strategy to, through our technologies and experience, develop and market technology enhanced learning programs to address this education demand.

     The growth of the Extended Learning Market. Recent high-profile federal programs indicate a growing opportunity within the extended learning market which encompasses before, after, and summer school programs on the campus of public schools, or operated through the venue of organizations like the Boys & Girls Clubs of America. The website, www.afterschool.gov, summarizes many of the federal funding sources now available for this growing market segment. Our salespersons are constantly reviewing the new funding sources and attempting to position our current products in ways that fit each sources' criteria.

     PCS Designated Markets.
     -----------------------

    We have identified public and private schools and the after-school programs, which are growing quickly across the United States, as our primary market for our labs. Widespread financial support for implementing school-based after-school programs is driving the growth of public school programs in this segment. The growth of programs such as those offered by the Boys & Girls Clubs of America are further proof of the market need for this product. As a niche market, after school programs, on and off the campus of public schools (the Extended Learning Market), represent a potential market for PCS products.

     Boys & Girls Clubs.   We are currently continuing our efforts to
distribute our labs into the Boys & Girls Clubs. To date, clubs have evidenced a strong interest in our program due to an organization-wide mandate to implement educational programs like the Academy of Engineering(Trademarked). The funding cycle access to funds for these programs are a significant factor in our ability to market the Academy of Engineering(Trademarked) to Boys & Girls Clubs. We currently have labs in over 50 of the 3,300 Boys & Girls Clubs nationwide.

      YMCA.   We are currently continuing our efforts to distribute our labs into the YMCA. To date, clubs have evidenced a strong interest in our program due to an organization-wide mandate to implement educational programs like the Academy of Engineering(Trademarked). The funding cycle access to funds for these programs are a significant factor in our ability to market the Academy of Engineering(Trademarked) to YMCAs. We currently have labs in several YMCAs nationwide.

     Extended Learning Market.   In addition to the Boys & Girls Clubs of
America and YMCA, additional non-school-based programs are increasing through such institutions as Community Learning Centers and other sites such as Science Museums. PCS is currently working to establish reference sites in each of these markets and will follow a strategy similar to the one it is pursuing with the Boys & Girls Clubs of America. Progress to date in these market segments includes implementation of labs within over 10 science museums nationwide.

     Collegiate Market. Through the LabMentors subsidiary, we currently have installations of the virtual labs utilizing our proprietary software in several outlets serviced by DeVry University and Thompson Learning/Course Technologies. We are continuing to expand the agreements with each of these customers to expand market presence and gain brand recognition.

     Edventures! Online Markets.
     ---------------------------

     Edventures! Online(Trademarked) is designed to provide a full-featured educational extension via the Internet to all students participating in PCS programs such as the Academy of Engineering(Trademarked). However, for families and students who do not have access to PCS Labs through a local site license, the program is available on a subscription basis for $69.95 per year. PCS describes the primary market for the current Edventures! Online(Trademarked) product as families with children ages six to thirteen who have a strong interest in education. Edventures! Online(Trademarked) has been approved for state level funding for home school students in the states of California and Alaska. PCS is currently developing a promotional effort that will take advantage of this funding availability to promote the Edventures! program to the thousands of home school families in these states.

   Marketing and Other Agreements.
   -------------------------------

     Our sales and marketing efforts are designed to expand market share in the markets discussed above. We currently utilize a direct sales force and are creating a catalog for distribution to increase our market coverage.

      Direct Sales Force. Currently, we have a direct sales force consisting of five employees (in-house) and several independent agency groups (Representatives). This in-house direct sales force markets our products and programs in a variety of methods to various users, providers, and others. The Representatives use their own networks to drive increased sales in various states and countries to increase market awareness for PCS (Registered) products and services. The in-house salespersons utilize trade show conferences, referrals, and telephone communications to sell and market the PCS (Registered) products.

Distribution methods of the products or services.
-------------------------------------------------

  All products except the virtual labs produced by LabMentors and our Edventures! Online subscriptions are drop shipped from the manufacturer or shipped through a preferred provider from our warehouse to the specified customer. The virtual labs produced by LabMentors and our Edventures! Online are delivered through the Internet through server farms located off-site.

Status of any publicly announced new product or service.
--------------------------------------------------------

  PCS announced a new Mobile Device Content Delivery IT service on November 22, 2005. This project has been fully implemented and is being utilized by our sales force while traveling throughout the United States. This service allows our sales team to query our Internal Management System (IMS) for information such as telephone numbers and e-mail addresses through use of a PDA or cell phone.

  PCS announced on July 26, 2005 the launch of a new service for its education customers with the addition of a catalog of commonly used school supplies.
The catalog service offers over 30,000 products that range from pencils and paper products to software and book supplies. PCS began distribution of print versions of the catalog in January 2006 and a web enabled version of the service is scheduled for deployment in Q1 of fiscal year 2007. Product fulfillment is managed through EDI processes that tie PCS internal management systems to its wholesale partner Educators Resource of Semmes, Alabama.

Competitive business conditions and the small business issuer's competitive position in the industry and methods competition.
-------------------------------------------------

     Both the education marketplace and the Internet are highly competitive and rapidly evolving fields, and are expected to continue to undergo significant and rapid technological change. Other companies may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. We are aware of several development stage and established enterprises, including major telecommunications and computer software and technology companies, which are exploring the fields of online educational products and services or are actively engaged in research and development of products and services targeted at these fields. Many of these companies have substantially greater financial, manufacturing, marketing, and technical resources than we have and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices, or with higher quality and that are more cost effective, our business could be adversely affected.

     Potential Competitive Advantages.
     ---------------------------------

     We believe that we have certain competitive advantages which we will attempt to maximize in developing and effecting our business strategy.

     These potential advantages include the following:

     High barriers exist to entry. PCS' educational programs are innovative, unique and based on over 20 years of experience and product development.

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

     Proliferate licensing of PCS programs by continuing to expand other educational market segments. PCS recognizes that the public schools and community organizations offering educational programs are the best choice for rapid expansion and capturing market share and visibility. Additional market segments will be attacked individually as PCS demonstrates program viability, market by market. By taking a long term strategic approach to market penetration and maintaining a policy of solid strategic alliances for distribution, each PCS educational program will be an asset that will continue to generate growth and sales.

Sources and availability of raw materials and the names of principal suppliers.
----------

     None, not applicable.

Dependence on one or a few major customers.
-------------------------------------------

  In general, PCS does not rely on one or a few major customers. However, during fiscal year 2006, PCS had one major customer as part of their overall customer base, namely Detroit Public Schools. In addition, PCS LabMentors has two major customers that make up the majority of its revenue stream, namely Thomson Course Technology and DeVry University.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.
------------------------------------

     We seek to protect our technology, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our employees, key vendors, and suppliers. Currently we use the following trade names: PCS & Design(Registered), Academy of Learning(Trademarked), Edventures!(Trademarked), and PCS BrickLab!(Trademarked), PCS Academy of Science(Trademarked), PCS Edventures!.com, Inc.(Registered), WebLab(Trademarked), PCS STEPS & Design(Trademarked), Young Learning(Trademarked), and PCS Academy of Engineering(Trademarked). We intend to evaluate continually the appropriateness of seeking registration of additional product names and trademarks as they evolve.

     At the present time, we have not applied for any patents, nor do we have any patents pending. We anticipate that our products will not be the type for which patent protection will be sought. However, we may file for patent protection on certain aspects of our proprietary technology in the future.

     Our PCS & Design(Registered) mark (Registration No. 2,213,678) has been in service since at least as early as 1992 and trademarked since December 29, 1998. PCS Edventures!.COM(Registered) has been in service since at least as early as January 1, 1999 and trademarked since November 27, 2001. We applied for a trademark (application #78/329127) for PCS BrickLab!(Trademarked) on November 13, 2003. We applied for a trademark (application #78/472600) for PCS ACADEMY OF SCIENCE(Trademarked) on August 24, 2004. We anticipate that these pending trademark applications will be granted in the near future. Protection for all trademarks is for a 10-year period, with renewals available indefinitely so long as we continue to show proof of use of the mark in commerce.

     Although we believe that our products have been independently developed and that we do not infringe on any third party rights, third parties may, in the future, assert infringement claims against us. We may be required to modify our products, trademarks, and/or technology or to obtain licenses to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions and as such, failure to do so could irreparably harm the Company and/or our operating results.

  We currently have royalty agreements with PCS Effective Education and Gibson Tech. The agreement with PCS Effective Education is for royalty payments made through the issuance of stock based on sales of PCS Academy of Science(Trademarked) product line. The ten-month agreement, which terminates August 1, 2006) with Gibson Tech is for a constant monthly cash payment of $550 with additional cash commission payments based on sales of our Academy of Engineering (Trademarked) products generated by their firm.

Need for any government approval of principal products or services.
-------------------------------------------------------------------

     None, not applicable.

Effect of existing or probably governmental regulations on the business.
------------------------------------------------------------------------

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority owned subsidiary, the parent is also a small business issuer. Provided however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding voting and non-voting common equity held by non-affiliates) of $25 million or more.

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

     Sarbanes-Oxley Act.
     -------------------

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. We were not subject to these requirements for the fiscal year ended March 31, 2005. The internal control report must contain
(i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

     Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 within the prescribed period, beginning on our next fiscal year, our CFO along with management is engaged in the process to document and evaluate our internal control over financial reporting. In this regard, management will need to adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate,
(iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent auditors', conclusions as of March 31, 2006 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither our independent auditors nor we will be able to conclude at or around March 31, 2006 that our internal controls over financial reporting are effective as required by
Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. The CFO and management intend to take every step necessary to ensure compliance with Section 404.

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

     Rule 15g-9 of the Securities and Exchange Commission requires brokers/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience, and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience, and investment goals.

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

Research and Development Expenses.
----------------------------------

     PCS Edventures! incurred research and development expenses during the last fiscal year for re-design of lab modules, as well as for development of additional marketing materials. We believe that continued investment in research and development will contribute to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

     PCS LabMentors, LTD. utilizes the Scientific Research & Experimental Development ("SR&ED") credits, which can allow for tax credits to Canadian companies. SR&ED is a refundable tax credit program offered by the Canada Revenue Agency ("CRA") to provide incentive for companies to undertake development activities in Canada. There are stringent reporting criteria to complete the filings to be reimbursed and to apply for these credits. The Company has applied for the refundable tax credits for the year ended May 31, 2004 for the LabMentors subsidiary. The Company is in the process of applying for such refundable tax credits for the year ended May 31, 2005 for the LabMentors subsidiary. Because of the uncertainties surrounding the application process and related qualifications, no amounts related to these possible credits have been recognized in the consolidated financial statements.

Number of total employees and number of full time employees.
------------------------------------------------------------

     We employ approximately twelve full-time and five part-time employees, and our LabMentors subsidiary has five full-time employees. We will hire part-time and additional full-time employees on an "as-needed" basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Reports to security holders.
----------------------------

    None, not applicable.

Item 2.  Description of Property.
         ------------------------

Location.
---------

     The Company leases its Principal executive offices in Boise, Idaho. These offices consist of approximately 5,412 square feet of office space. Rent obligations are currently $7,250/month under a non-cancelable operating lease that expires February 28, 2008. The rent will increase to $7,750/month during fiscal year 2008.

     The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 1,400 square feet. Rent obligations are $670/month through May 2006.

     The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick Canada. This space consists or approximately 1,000 square feet. Rent obligations are $1,143/month under a month-to-month lease.

Investment policies.
--------------------

  None, not applicable.


Description of Real Estate and Operating Data.
----------------------------------------------

   None, not applicable.

Item 3.  Legal Proceedings.
         ------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     None.

                   PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

There has never been any "established public trading market" for our shares of common stock. Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol "PCSV" as discussed below. No assurance can be given that any market for our common stock will develop in the future or will be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for our common stock during each quarter of our past two fiscal years are shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, markdowns or commissions.

                              Stock Quotations
                              ----------------

Quarter Ended                       High       Low
-------------                       ----       ---

June 30, 2004                       $0.35     $0.13

September 30, 2004                  $0.27     $0.10

December 31, 2004                   $0.12     $0.06

March 31, 2005                      $0.18     $0.08

June 30, 2005                       $0.83     $0.16

September 30, 2005                  $0.80     $0.61

December 31, 2005                   $0.80     $0.57

March 31, 2006                      $0.81     $0.44

Holders.
--------

     As of March 31, 2006, we had approximately 900 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

Dividends.
----------

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intent of management to utilize all available funds for the development of our business.

Recent Sales of Unregistered Securities.
----------------------------------------

  During the last three years, we sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). No underwriting fee or other compensation was paid in connection with the issuance of shares.

Description                          Date          Shares             Amount
-----------                         -------        ------             ------
Armand LaSorsa                      6/24/03        200,000          20,000(1)
Carl S. Derwig                      6/24/03        200,000          20,000(1)
Vincent Simon                       6/24/03        100,000          10,000(1)
Robert Graybill                     6/24/03        150,000          15,000(1)
David R. & Alice M. Evers           6/24/03        100,000          10,000(1)
Robert D. & Rita Y. Ervin           6/24/03        200,000          20,000(1)
Trevor J. Brown & Annette Kowalaski 6/24/03        100,000          10,000(1)
Mark S. Borland                     6/24/03         30,000           3,000(1)
Jim & Kathleen M. Cullinan          6/24/03         10,000           1,000(1)
Norman R. Morris                    6/24/03        100,000          10,000(1)
Frederick R. Stahl, Jr.             6/24/03        100,000          10,000(1)
Thomas Hay                           5/8/03         35,000           3,150(2)
William F. Albert                    6/5/03         11,111           1,000(3)
Anthony A. Maher                     6/6/03        202,234          20,223(4)
Thomas M. Lorentzen                 7/30/03         57,600           5,760(5)
A. Joan Nordberg and Bruno Nordberg 8/31/03        100,000          10,000(5)
Thomas S. Brower                    8/31/03        100,000           5,000(5)
John C. Bult                        9/24/03          6,000              60(6)
Jack A. McLeod                      9/30/03        550,000          55,000(7)
Samuel R. Trozzo                    10/6/03        200,000          20,000(8)
Richard E. Bean                     10/8/03        250,000          25,000(8)
Frank W. Klescewski                 10/6/03        400,000          40,000(8)
Digital Wallstreet, Inc.            1/22/04        680,000                (9)
Anthony A. Maher                    1/22/04        103,207                (10)
Leonard Burningham                  1/22/04        106,384                (11)
Moshe Weiss and Hanna Weiss          2/9/04         75,000          15,000(13)
Barry L. Brown                       2/2/04        100,000          12,000(12)
Eliezer Schloss                     2/11/04         50,000          10,000(13)
Shmuel Dabi                         2/12/04         50,000          10,000(13)
David Levosky                       2/14/04         58,070                (14)
John Ariko                          2/19/04         75,825                (14)
Hazen Sandwick                      2/19/04         50,550                (14)
Samuel R. Trozzo                    2/23/04        166,667          20,000(12)
Kenneth E. Dawkins                  2/25/04        400,000          50,000(16)
Dave and Sue Kimball                 3/1/04         50,670                (14)
Ronald A. Nelson                     3/5/04        125,000          25,000(13)
Temporary Financial Services, Inc.  3/10/04      1,562,500         250,000(17)

Description                          Date          Shares             Amount
-----------                         ------         ------             ------
Sam Mayer                           3/24/04         50,000          10,000(13)
Charles Bradley                     3/25/04        101,865                (14)
Sina Leatha                         3/25/04        101,865                (14)
Steve Womack                        3/29/04         50,975                (14)
Verl Jensen                         2/19/04         15,165                (15)
Leonard and Sonia Coote             2/24/04         15,181                (15)
Robert and Ann Fyfe                  3/3/04          5,069                (15)
Michael Yokoyama and Jaye Venuti    3/10/04         10,154                (15)
Kathleen Cullinan                   3/24/04          5,092                (15)
Kapital Koncepts                    3/26/04         10,189                (15)
Diana Gayle Smith                    2/9/04         12,000                (18)
David C. Levosky                    2/14/04         11,614                (15)
Hazen A. Sandwick                   2/19/04         10,110                (15)
John G. Ariko, Jr.                  2/19/04         15,165                (15)
Kimball Family Trust                 3/1/04         10,134                (15)
Charles L. Bradley                  3/25/04         20,373                (15)
Sina L. Leatha                      3/25/04         20,373                (15)
Steve Womack                        3/29/04         10,195                (15)
Hazen & Josephine Sandwick          3/29/04         10,110                (19)
David Levosky                       3/29/04         11,614                (19)
John Ariko, Jr.                     3/29/04         15,165                (19)
Dave & Sue Kimball                  3/29/04         10,134                (19)
Sina Leatha                         3/29/04         20,373                (19)
Charles Bradley                     3/29/04         20,373                (19)
Steve Womack                        3/29/04         10,195                (19)
Frank Klescewski                    4/28/04         30,000                (20)
Ralph & Vera Long                    5/5/04         51,380                (21)
Mark Boland                         5/11/04         36,015                (21)
Diane Stump                         5/12/04          5,145                (21)
Trevor Brown                        5/12/04         51,460                (21)
Paul Kuen                           5/12/04         25,730                (21)
Barbara Harris                      5/19/04         77,300                (21)
Kenneth Flint                       5/12/04         25,730                (21)
Ronald Scheeler                     5/12/04         25,805                (21)
Tammy Reuben                         6/4/04         25,855                (21)
Fred & Debbie Harper                 6/7/04         51,745                (21)
Javan Khazali                       6/18/04        750,000          75,000(22)
Anthony A. Maher                    7/13/04        250,000                (23)
Diana Gayle Smith                   8/27/04         60,000                (24)
Robert & Ann Fyfe                   8/27/04         25,345                (24)
Donald Lorenzen                     8/27/04         50,000                (24)
Kapital Koncepts                    8/27/04         50,945                (24)
Leonard & Sonia Coote               8/27/04         75,905                (24)
Verl & Margene Jensen               8/27/04         75,825                (24)
Equitilink                         10/13/04        250,000                (25)
Michael Corrigan                   10/13/04        500,000                (26)
Richard Schmidt                    10/31/04         45,833                (27)
Anthony Maher                      11/30/04        344,559                (28)
Laura & Bill Baran                  5/25/05         15,000                (29)
Hazen & Josephine Sandwick          5/25/05         35,000                (30)
Scott Peyron & Associates           5/25/05         90,972                (31)
Anthony A. Maher                    5/27/05        205,211                (32)

Description                          Date          Shares             Amount
-----------                         ------         ------             ------
Paul & Lynn Kalcic                  6/20/05         12,815                (33)
Matamo Corp. LLC                    6/20/05         16,715                (34)
Douglas Miller                      6/20/05         16,715                (34)
Trace G. Barnes                     6/20/05         33,382                (33)
Trevor Brown Living Trust           6/20/05         71,030                (33)
William & Linda Hamm                6/20/05         81,000                (33)
Mary Kalcic                         6/20/05         75,000                (33)
Armand LaSorsa                      6/20/05         66,911                (33)
Baker-Louderback Living Trust       6/20/05         39,539                (33)
Rodney C. Luker                     6/20/05        100,494                (33)
Clifford W. Nichols                 6/20/05         71,030                (33)
Nelson Wooster                      6/20/05         40,235                (33)
John R. Coghlan                     6/20/05         76,085                (33)
James Boston                         7/6/05            800                (35)
Loretta Cook                         7/6/05            800                (35)
Jerry Sexton                         7/6/05            800                (35)
Thomas Tice                          7/6/05            800                (35)
Mark Stutzman                        7/6/05          1,200                (35)
Douglas Miller                       7/6/05          7,800                (35)
Matamo Development LLC               7/6/05          7,800                (35)
Baker-Louderback Living Trust        7/6/05         60,900                (36)
Joe D. and Gina L. Egusquiza         7/6/05          5,000                750
Scott Peyron & Associates           8/31/05         25,208                (37)
Joe D. and Gina L. Egusquiza        8/31/05          4,500                450
Richard Mussler-Wright              8/31/05            344                107
Harbor View Fund Inc.                9/8/05        100,000                (38)
Anthony A. Maher                    9/14/05        100,000                (39)
Bill Albert                         9/23/05         75,000             12,000
Suzanne Haislip                     10/3/05         50,000              8,000
Cecil Andrus                        10/5/05        555,435             49,145
Robert Fyfe                        10/20/05            928                (40)
Leonard & Sonia Coote              10/20/05          2,640                (40)
Steve Womack                       10/20/05          2,229                (40)
Hazen & Josephine Sandwick         10/20/05          1,724                (40)
John Ariko, Jr.                    10/20/05          2,568                (40)
Ronald Scheeler                    10/20/05          1,468                (40)
Sina Leatha                        10/20/05          2,218                (40)
Brown Living Trust                 10/20/05          2,768                (40)
Mary Kalcic                        10/20/05          2,091                (40)
Armand LaSorsa                     10/20/05          3,249                (40)
Nelson Wooster                     10/20/05          1,967                (40)
Kathleen Cullinan                  10/20/05          1,091                (40)
Kenneth Klauer                     10/20/05          2,182                (40)
Harris Family Living Trust         10/20/05          4,224                (40)
Diane Stump                        10/20/05            299                (40)
Mark Boland                        10/20/05          1,969                (40)
Flint Family Trust                 10/20/05          1,366                (40)
Paul Kuehn                         10/20/05            808                (40)
Ralph Long                         10/20/05          2,684                (40)
Allen Reuben                       10/20/05          1,468                (40)
Charles Bradley                    10/20/05          4,364                (40)
Dave & Sue Kimball                 10/20/05          1,724                (40)
David Levosky                      10/20/05          1,899                (40)

Description                          Date          Shares             Amount
-----------                         ------         ------             ------
Fred & Debbie Harper               10/20/05          3,249                (40)
Verl A. Jensen                     10/20/05          2,569                (40)
Donald J. Farley                    11/3/05        214,285             15,000
Joe & Sarah Egusquiza              11/17/05         15,000              1,500
Robert O. & Heidi K. Grover        12/08/05          6,756                (53)
Zvi Ludmer                          12/9/05          6,915                (41)
Roy A. Ludmer                       12/9/05          6,246                (41)
Mid-Atlantic Training, Inc.         12/9/05          7,584                (41)
Gregory Shiffner                    12/9/05          6,692                (41)
Martin and Helen Tarlow             12/9/05          1,785                (41)
Nimrod Arad                         12/9/05          2,231                (41)
David and Sarah Chase              12/30/05         35,000           5,600(42)
William & Laura Baran              12/30/05         10,000           1,600(42)
Robert Grover                      12/30/05         75,000          12,000(43)
Suzy Haislip                       01/03/06         50,000                (44)
Anthony A. Maher                   01/24/06         25,000           4,000(45)
Cyndel & Co.                       01/31/06          4,156                (46)
Yokoyama                           02/02/06         50,770                (47)
Cullinan                           02/02/06         25,460                (47)
Sean Kenlon                        02/10/06        100,000                (54)
Dale Harris                        02/10/06         12,767                (55)
Frank Maresca                      02/10/06        156,892                (55)
Jae Wan Jeon                       02/10/06          1,964                (55)
Chris Grady                        02/10/06          1,355                (55)
Mark Veinot                        02/10/06          4,675                (55)
Bogdan Itoafa                      02/10/06         97,719                (55)
Joseph Khoury                      02/10/06        135,039                (55)
William Schnell                    02/10/06          5,000                (55)
William Decandido                  02/10/06         10,000                (55)
William Grazier                    02/10/06          5,500                (55)
Pieter Natte                       02/10/06          5,500                (55)
Growthworks Atlantic Venture Fund  02/10/06        263,589                (55)
Cyndel & Co.                       02/28/06          4,490                (48)
Suzy Haislip                       03/03/06         50,000           3,500(49)
Suhas Pharkute                     03/09/06         15,000           1,500(50)
Cyndel & Co.                       03/31/06          5,896                (51)
Solomon & Michelle Tamari          03/31/06         13,161                (41)
Solomon & Michelle Tamari          03/31/06         92,299                (52)
Zvi Ludmer                         03/31/06         48,496                (52)
Roy A Ludmer                       03/31/06         43,803                (52)
Mid-Atlantic Training, Inc.        03/31/06         53,189                (52)
Gregory Shiffner                   03/31/06         46,932                (52)
Martin & Helen E. Tarlow           03/31/06         12,515                (52)
Nimrod Arad                        03/31/06         15,644                (52)
William Albert                     03/31/06         50,000                (44)
Joe D. & Sarah Egusquiza           03/31/06         50,000                (44)
Robert O. & Heidi K. Grover        03/31/06          9,434                (53)

(1) These shares of common stock were issued for conversion of debt at $0.10 per share.

(2)  These shares were issued at $0.09 for conversion of debt and interest.

(3)  These shares were issued at $0.09 for conversion of accounts payable.

(4) These shares were issued at $0.10 for conversion of accrued interest relating to a related party.

(5)  Common stock issued at $0.10 for conversion of debt.

(6)  Common stock issued at $0.01 for exercise of warrants.

(7)  Common stock issued at $0.10 for cash.

(8)  These shares were issued for cash at $0.10 per share.

(9) These shares of common stock were issued for services at $0.11 per share ($75,000).

(10) These shares of common stock were issued for interest at $0.12 per share.

(11) These shares of common stock were issued for services at $0.12 per share.

(12)  These shares of common stock were issued for cash at $0.12 per share.

(13)  These shares of common stock were issued for cash at $0.20 per share.

(14) These shares of common stock were issued for conversion of preferred stock which was issued for indentured trust debt ranging from $10,000 plus interest to $20,000 plus interest.

(15) These preferred shares were issued for the conversion of indentured trust notes for amounts varying from $5,000 to $15,000, plus interest.

(16)  These shares of common stock were issued for cash at $0.125 per share.

(17)  These shares of common stock were issued for services at $.16 per share.

(18)  These shares of preferred stock were issued for cash at $1.00 per share.

(19) These shares were issued to correct the number of shares issued for a previous conversion of indentured trust debt into common stock. The original conversion shares were issued at $0.25/share, but should have been issued at $0.20/share. These are the additional shares due said investors.

(20)  Issued for services.

(21) These shares were issued for conversion of indentured trust debt at $0.20/share.

(22) These shares were issued in conjunction with PCS' Form S-8 Filing in April, 2004, for consulting services.

(23) These shares were issued for the exercise of an option agreement. The corresponding note payable to related party was reduced by $17,500 in lieu of cash.

(24)  Issued for conversion of preferred stock at $0.20 per share.

(25) On October 1, 2004, PCS entered into a six-month agreement with Equitilink. The scope of said agreement includes public relations and investor communications services. The six-month agreement will be extended for an additional three months, unless cancelled by PCS. Compensation for Equitilink's services is 250,000 shares of restricted stock at $0.09 per share.

(26) On October 1, 2004, PCS entered into a twelve-month agreement with Michael Corrigan, attorney. The scope of said agreement is for legal representation for such matters that PCS deem necessary. Compensation for Corrigan's services for the first six months is 500,000 of free trading, non-restricted shares of common stock at $0.09 per share. Unless PCS cancels the agreement at the end of six months, compensation for the remainder of the twelve-month agreement will be an additional 500,000 free trading, non-restricted shares of common stock.

(27) During October 2004, the Company issued 45,833 shares of common stock at $0.15 per share for the non-cash reduction of accounts payable debt of $6,875.

(28) During October 2004, the Company issued 344,559 shares of common stock at $0.06 per share to its Chief Executive Officer for the non-cash reduction of related party debt of $20,674.

(29) These shares were issued to an employee who exercised some options. These options were exercisable at $0.16 per share.

(30)  These shares were issued for cash at $0.20 per share.

(31) These shares were issued for public relations services at $0.095 per share.

(32) These shares were issued to an Officer/Board Member who exercised some options. These options were exercisable at $0.13 per share.

(33) These shares were issued for the conversion of indentured trust debt and interest at $0.17 per share.

(34)  These shares were issued for cash at $0.17 per share.

(35)  These shares were issued for consulting services at $0.705 per share.

(36) These shares were issued for the conversion of debt and interest at $0.20 per share.

(37) These shares were issued for public relations services at $0.12 per share.

(38)  These shares were issued for consulting services at $0.70 per share.

(39) These shares were issued to an Officer/Board Member who exercised some options in consideration for a reduction of notes payable and interest. These options were exercisable at $0.16 per share.

(40) These shares were issued for interest at a weighted average of $0.0885 per share.

(41)  These shares were issued for royalties at $0.155 per share.

(42) These shares were issued to an employees who exercised some options. These options were exercisable at $0.16 per share.

(43) These shares were issued to an Officer/Board Member who exercised some options. These options were exercisable at $0.16 per share.

(44) These shares were issued to an employee after implementation of a sales force bonus program. They were issued at the current market price of $0.71 per share.

(45) These shares were issued to an Officer/Board Member who exercised some options in consideration for a reduction of notes payable and interest. These options were exercisable at $0.16 per share.

(46) These shares were issued for consulting services at a weighted five day average of $0.6016 per share.

(47) Issued for conversion of preferred stock at $0.20 per share.

(48) These shares were issued for consulting services at a weighted five day average of $0.5568 per share.

(49) These shares were issued to employees who exercised some options. These options were exercisable at $0.07 per share.

(50) These shares were issued to employees who exercised some options. These options were exercisable at $0.10 per share.

(51) These shares were issued for consulting services at a weighted five day average of $0.424 per share.

(52) These shares were issued for royalties at $0.53 per share.

(53) These shares were issued for bonus payment to an Officer at $0.74 and $0.53 per share, respectively.

(54) These shares were issued for consulting expenses relating to the LabMentors acquisition at $0.66 per share.

(55) These shares were issued to shareholders of 511092 N.B. LTD. for acquisition of LabMentors at $0.60 per share.

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

Securities authorized for issuance under equity compensation plans.
-------------------------------------------------------------------

     None.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

PCS intends to continue to operate in the same manner as prior years, including continuing to look for viable acquisition candidates to further enhance the product lines. PCS LabMentors will continue to expand into the collegiate market, as well as undertake new projects with existing customers for an increased revenue base. PCS as a whole intends to continue to fund operations based on lab sales to existing and new customers to provide cash for operations throughout the coming fiscal year. There are not expected to be any significant changes in the number of employees.

Management's Discussion and Analysis of Financial Condition
and Results of Operation.
-------------------------

Operating Results - Overview.

     Fiscal year ended March 31, 2006 resulted in a net loss of ($1,204,504). This net loss is an increased loss of ($265,872) or approximately twenty-eight percent (28%) from the net loss for fiscal year ended March 31, 2005 of ($938,632). The Basic Loss per Share for fiscal year 2006 is ($0.04), as compared to a loss per share of ($0.04) for fiscal year 2005. Details of changes in revenues and expenses can be found below.

     During fiscal year ended March 31, 2006, the Company experienced significant, non-recurring, non-cash losses. These losses are described in more detail below. Excluding these non-cash, non-recurring losses, namely the amortization of capitalized costs ($44,833), expense related to stock issued below or above market value ($213,301), and amortization of the debt discount ($333,333), which total $594,520, the Company had a net loss of ($607,688), excluding non-cash, non-recurring losses (expenditures), as compared to the net loss of ($938,632) for the fiscal year ended March 31, 2005. This would have resulted in a loss per share of ($0.02).

Operating Results   Percentage of Revenue.
                                                    2006      2005
REVENUES

 Lab Revenue                                       91.4%     88.2%
 License Revenue                                    8.5%     10.8%
 Subscription Revenue                               0.1%      1.0%
                                                 -------    --------
  Total Revenues                                  100.0%    100.0%

COST OF GOODS SOLD                                 54.5%     46.3%
                                                 ----------  -------
GROSS PROFIT                                       45.5%     53.7%
                                                 ----------  -------
OPERATING EXPENSES

 Salaries and wages                                 29.3%    30.8%
 Depreciation expense                                2.7%     0.1%
 General and administrative                         41.1%    51.2%
 Stock for services expense                          0.0%    35.7%
                                                 ----------  ------
  Total Operating Expenses                          73.1%   117.9%
                                                 ---------- -------
OPERATING INCOME (LOSS)                            (27.7%)  (64.1%)

OTHER INCOME AND EXPENSES

 Interest expense                                  (15.1%)   (4.0%)
 Interest income                                     0.0%     0.0%
 Other income                                        0.8%     1.2%
 Loss on extinguishment of debt, net                (4.3%)    3.0%
                                                 ----------  -------
  Total Other Income and Expenses                  (18.6%)    0.2%
                                                 ----------  -------
NET LOSS                                           (46.3%)  (63.9%)
                                                 ==========  ========

Operating Results   Revenues.

         Revenues for the twelve-month period ended March 31, 2006, increased to $2,602,039 or by $1,133,368 (77.2%) as compared to $1,468,671 for the twelve-month period ended March 31, 2005. This increase is due to increased sales and marketing efforts throughout the country, as well as increased international sales. The largest increase in sales occurred in our second quarter, when several large lab orders were delivered to schools within the United States, namely Detroit Public Schools of Detroit, MI, Meridian Public Schools of Meridian, ID, and Friendship Edison Public Charter School of Washington, DC. The majority of the Company's revenue is generated from lab sales. The sales team is allocating additional marketing resources and efforts into generating higher license and subscription revenues and will continue to do so throughout fiscal year 2007.

Operating Results   Cost of Goods Sold/Cost of Sales.

        Cost of goods sold for the twelve-month period ended March 31, 2006, increased by $738,794 (108.8%) to $1,418,118 as compared to $679,324 for the twelve-month period ended March 31, 2005. This increase is due to an increase in sales, as well as an increase in shipping costs. Included in the Cost of Goods sold figure is sales commissions, which have also increased due to the increase in sales, and accrual of non-cash royalty payments for our distribution rights on the PCS Academy of Science (Trademarked) product line. The non-cash payment of royalties relating to the PCS Effective Education agreement relating to the PCS Academy of Science(Trademarked) line discussed above were $6,916 and $165,825, for fiscal years 2005 and 2006, respectively, both of which are included in these amounts.

Operating Results   Operating Expenses.

        Operating expenses for the twelve-month period ended March 31, 2006, increased by $398,786 (23.0%) to $2,129,936 as compared to $1,731,150 for the twelve-month period ended December 31, 2004. The increase was due to the increased legal and accounting expenses due to the due diligence associated with acquisition activity, increased rent payments, and increased operating costs relative to operating the newly acquired subsidiary, as well as the hiring of additional personnel to support the increased sales volume.

     Operating Expenses - non-cash items. In addition to the above operating expense increases, we booked several non-cash items during the last quarter of fiscal year 2006. We had non-cash depreciation expense of $44,833 related to the amortization of capitalized costs for the Barron Partners transaction. We expect to continue to book this non-cash expense over the first two quarters of fiscal year 2007, after which time the capitalized costs will be fully amortized. In addition, we booked a non-recurring, non-cash expense during the last quarter of fiscal year 2006 in the amount of $213,301 relating to the conversion of the debt related to the 2001 Capital Planning Group indentured trust that was converted to common stock during fiscal year 2006 because the conversion amounts were less than the stated market price of our common stock on the date the stock was issued. This amount was offset through a non-cash gain due to interest and line of credit forgiveness that occurred during the last quarter of fiscal year 2006.

Operating Results   Interest Expenses.

       Interest expenses for the twelve-month period ended March 31, 2006, increased $334,014 (567.3%) to $392,891 as compared to $58,877 for the twelve-month period ended March 31, 2005. This increase is due to the non-cash expense of $333,333 as a result of the debt discount relating to the recent note payable signed on December 29, 2005 and warrants issued relating to that note payable agreement. This non-cash expense will continue to be booked in the first and second quarters of fiscal year 2007, after which time the debt discount will be fully amortized.

Liquidity.
----------

     As of the fiscal year ended March 31, 2006, we had $297,239 in Cash, with total current assets of $1,098,175 and total current liabilities of $1,253,018. We have an accumulated deficit of ($25,867,072) and shareholder's equity of $502,883.

     The Company has a current ratio of 87.6%. The current ratio for the fiscal year ended March 31, 2005 was 27.1%. The ratio indicates that we are currently utilizing all available resources to help grow the company through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

     The Company has working capital deficit of ($154,843) at March 31, 2006. This ratio indicates that our ability to pay current debt obligations through our current assets is unfavorable. The working capital for the fiscal year ended March 31, 2005 was ($756,669). This decrease was due primarily to the recording of the recent note payable and intrinsic value of the associated warrants issued, both of which are non-cash transactions.

Critical Accounting Policies.
-----------------------------

  Estimates

Our discussion herein and analysis thereof is based upon our financial statements in Item 7 below, which have been prepared in accordance with Generally Accepted Accounting Principals of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 2 contained in Item 7 for additional discussions of these and other accounting policies and disclosures required by GAAP.

  Concentration of Credit Risks and Significant Customers

The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers.

During the period ended March 31, 2006, the LabMentors subsidiary had sales to two major customers that accounted for 100 percent of revenues. See notes to financial statement for additional information.

  Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. The Company's financial statements include translations for the LabMentors subsidiary, which are maintained in Canadian dollars. All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss).

In accordance with SFAS No. 95, "Statement of Cash Flows," the cash flows of the Company are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that was translated at the exchange rate at the end of the period.

  Educational Software

The Company's inventory consists partially of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 42 to 48 months.

  Intellectual Property

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company's delivery and access platform that has been determined to be 60 months.

  Property and Equipment

Property and equipment are recorded at cost and being depreciated for financial accounting purposes on the straight-line method over their respective estimated useful lives ranging from three to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations.

Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Depreciation of leased equipment under capital leases is included in depreciation.

  Goodwill and Intangible Assets

We recorded our acquisition of LabMentors in accordance with Statements of Financial Accounting Standards 141 (SFAS 141) entitled "Business
Combinations." We allocate the cost of acquired companies to the tangible and identified intangible assets and liabilities acquired with the remaining amount being recorded as goodwill. Certain intangible assets, such as acquired technology, are amortized (see Intellectual Property above).

The most recent acquisition did not have significant tangible assets and, as a result, the majority of the purchase price was allocated to goodwill, which increases the potential for impairment charges that we may incur in the future.

We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards 142 (SFAS 142) entitled "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that impairment might have occurred. The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company and therefore compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired. If the book value exceeds the fair value, the goodwill is considered impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts requirement management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

We undertook an impairment review at the end of the current fiscal year end, despite the fact that the goodwill was calculated during the third quarter of the current fiscal year. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that no impairment was created.

Acquisitions.
-------------

Our acquisition strategy is to acquire companies and/or assets that continue to increase our product depth, market penetration, and synergies within the company.

The Company has made one acquisition over the last two years, namely 511092 N.B. LTD. dba LabMentors on November 30, 2005 for the purchase price of $420,000. LabMentors was acquired due to the access it provided to collegiate markets, as well as the online learning programs it has available to compliment current learning materials.

Off-Balance Sheet Arrangements.
-------------------------------

  We do not have any off-balance sheet arrangements as of March 31, 2006.

Item 7.  Financial Statements.
         ---------------------

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheet - March 31, 2006

          Consolidated Statements of Operations for the years ended March 31, 2006 and 2005

          Consolidated Statements of Stockholders' Equity for the years ended March 31, 2006 and 2005

          Consolidated Statements of Cash Flows
          for the Years Ended March 31, 2006 and 2005

          Notes to Consolidated Financial Statements

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
PCS Edventures!.com, Inc. and Subsidiaries
Boise, Idaho

We have audited the accompanying consolidated balance sheet of PCS Edventures!.com, Inc. and Subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 16 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
June 6, 2006

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
                    Consolidated Balance Sheet

                              ASSETS

                                                            March 31,
                                                              2006
CURRENT ASSETS                                             ----------

     Cash                                                   $297,239
     Accounts receivable                                     608,453
     Prepaid expenses                                         14,137
     Deferred costs                                           13,073
     Finished goods inventory                                 75,606
     Capitalized costs (Net)(Note 8)                          89,667
                                                           ---------
          Total Current Assets                             1,098,175
                                                           ---------

FIXED ASSETS, NET (Notes 2 & 3)                               18,164
                                                           ---------

EDUCATIONAL SOFTWARE (NET) (Notes 2 & 11)                    130,404
                                                           ---------

INTELLECTUAL PROPERTY (NET) (Notes 2 & 12)                    16,145
                                                           ---------

GOODWILL (Notes 2 & 10)                                      485,238
                                                           ---------

OTHER ASSETS

     Deposits                                                  6,175
     Employee Receivable                                       1,550
                                                           ---------
          Total Other Assets                                   7,725
                                                           ---------
          TOTAL ASSETS                                    $1,755,851
                                                           =========

The accompanying notes are an integral part of these consolidated financial statements.

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            March 31,
                                                              2006
CURRENT LIABILITIES                                       -----------

     Accounts payable                                      $ 312,866
     Accrued compensation                                    109,531
     Payroll taxes payable                                    54,886
     Deposits payable                                          4,280
     Accrued interest                                          2,875
     Accrued expenses (Note 15)                               34,092
     Unearned revenue                                        136,554
     Notes payable - related party (Note 5)                  116,590
     Notes payable (net) (Note 6)                            471,022
     Other current liabilities                                10,322
                                                         -----------
          Total Current Liabilities                        1,253,018
                                                         -----------
          Total Liabilities                                1,253,018
                                                         -----------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 4)

     Preferred stock, no par value, authorized 10,000,000
      shares, no shares issued and outstanding                     -
     Common stock, no par value, authorized 40,000,000
      shares; 31,306,457 shares issued and outstanding    26,377,041
     Accumulated comprehensive loss                           (7,136)
     Accumulated deficit                                 (25,867,072)
                                                        ------------
          Total Stockholders' Equity                         502,833
                                                        ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,755,851
                                                        ============

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Operations

                                                      For the Years Ended
                                                           March 31,

                                                       2006         2005
                                                 -----------      ----------
REVENUES (Note 2)

 Lab Revenue                                     $ 2,377,282      $1,294,709

 License Revenue                                     221,622         158,917

 Subscription Revenue                                  3,135          15,045
                                                 -----------      ----------
  Total Revenues                                   2,602,039       1,468,671

COST OF GOODS SOLD                                 1,418,118         679,324

                                                 -----------      ----------
GROSS PROFIT                                       1,183,921         789,347

                                                 -----------      ----------
OPERATING EXPENSES

 Salaries and wages                                 763,448          452,756

 Depreciation and amortization expense               70,917            2,052

 General and administrative                       1,070,231          751,338

 Stock for services expense                               -          525,004


                                                 ----------       ----------
  Total Operating Expenses                        1,904,596        1,731,150
                                                 ----------       ----------
OPERATING LOSS                                     (720,675)        (941,803)

                                                 ----------       ----------
OTHER INCOME AND EXPENSES

 Interest expense                                  (392,891)         (58,877)
 Interest income                                      1,838              993
 Other income                                        19,894           17,065
 Loss on extinguishment of debt (net) (Note 9)     (112,670)          43,990

                                                 ----------       ----------
  Total Other Income and Expenses                  (483,829)           3,171

                                                 ----------       ----------
NET LOSS                                         (1,204,504)       ( 938,632)

                                                 ----------       ----------
Foreign currency translation                         (7,136)               -
                                                 ----------       ----------
NET COMPREHENSIVE LOSS                          $(1,211,640)      $( 938,632)

                                                 ==========       ==========

BASIC LOSS PER SHARE (Note 2)                   $     (0.04)      $    (0.04)
                                                 ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              27,713,809       26,253,256
                                                 ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------


Balance, March 31, 2004  24,230,874    $ 23,023,323      82,850      $120,473

Common stock issued for
services at $0.17 per
share                        30,000           5,100           -             -

Stock offering costs              -          (5,100)          -             -

Common stock issued for
services at $0.17 per
share                       240,000          40,800           -             -

Stock offering costs              -         (40,800)          -             -

Value of options issued
to employees below market
value                             -           3,000           -             -

Value of options issued
to consultants below market
value                             -         507,877           -             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share                       376,165          75,232           -             -

Common stock issued for
cash at $0.10 per share
for option exercise         750,000          75,000           -             -

Intrinsic value of
employee options issued
below market value                -           5,000           -             -

Common stock issued for
related party note payable
reduction at $0.07 per
share                       250,000          17,500           -             -

                         ----------     -----------   ---------  ------------
Balance Forward          25,877,039     $23,706,932      82,850  $    120,473
                         ----------     -----------   ---------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance Forward          25,877,039    $ 23,706,932      82,850   $   120,473

Fair value of options
issued to consultant              -             696           -             -

Common stock issued for
conversion of preferred
stock at $0.20 per share    338,020          67,603     (67,604)      (67,603)

Options issued to directors
for accrued director fees         -           9,241           -             -

Contributed capital for
accrued director fee              -          50,759           -             -

Pro-rata cumulative
non-cash preferred stock
dividend                          -               -           -         3,502

Amortization of prepaid
expense                           -               -           -             -

Amortization and revaluation
of consulting expense             -         (92,102)          -             -

Stock issued for marketing
services at $0.09 per share 250,000          22,500           -             -

Stock issued for legal
services at $0.09 per share 500,000          45,000           -             -


Stock issued for accounts
payable at $0.15 per share   45,833           6,875           -             -

Stock issued for note
payable to related party
at $0.06 per share          344,559          20,674           -             -

Amortization of prepaid
expense                           -               -           -             -

                         ----------     -----------   ---------  ------------
Balance Forward          27,355,451     $23,838,178      15,246  $     56,372
                         ----------     -----------   ---------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance Forward          27,355,451      23,838,178      15,246        56,372

Fair value of options
issued to consultant              -             491           -             -

Options issued to directors
for accrued director fees         -          28,416           -             -

Contributed capital for
accrued director fees             -           1,584           -             -

Net loss,
  March 31, 2005                  -               -           -             -
                         ----------     -----------   ---------  ------------
Balance,
   March 31, 2005        27,355,451     $23,868,669      15,246    $   56,372
                         ----------     -----------   ---------  ------------

            PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                                Common Shares             Preferred Shares
                              -----------------------   --------------------
                             Shares      Amount         Shares     Amount
                          ----------  -----------      ---------  ----------
Balance, March 31, 2005   27,355,451   $ 23,868,669       15,246  $   56,372

Options issued to directors
for accrued director fees          -         15,000            -           -

Treasury stock issued for
legal services                     -         21,250            -           -

Stock issued for the
exercise of options at
$0.16 per share              15,000           2,400            -           -

Stock issued for cash
at $0.20 per share           35,000           7,000            -           -

Stock issued for public
relations services at
$0.095 per share             90,972           8,649            -           -

Stock issued for the
exercise of options at
$0.13 per share             205,211          26,645            -           -

Stock issued for conversion
of debt and interest at
$0.17 per share             654,706         112,485            -           -

Stock issued for conversion
of debt and interest at
$0.17 per share              12,815           2,178            -           -

Stock issued for cash
at $0.17 per share           33,430           5,683            -           -

Amortization and revaluation
of consulting expense             -          (7,667)           -           -

Value of options issued to
employees below market value      -           2,825            -           -

Stock issued for services at
$0.705 per share             20,000          14,100            -           -

Stock issued for conversion
of debt and interest at
$0.17 per share              60,900          10,353            -           -

Stock issued for the
exercise of options at
$0.15 per share               5,000             750            -           -

                         ----------     -----------    ---------  ----------
Balance Forward          28,488,485     $24,090,320       15,246  $   56,372
                         ----------     -----------    ---------  ----------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance Forward          28,488,485     $24,090,320      15,246   $    56,372

Stock issued for marketing
services at $0.12 per share  25,208           3,025           -             -

Value of stock issued for
marketing services below
market value                      -           1,008           -             -

Stock issued for the
exercise of options at
$0.10 per share               4,500             450           -             -

Stock issued for the
exercise of options at
$0.31 per share                 344             107           -             -

Value of options issued to
employee below market value       -           7,000           -             -

Stock issued for services
at $0.70 per share           100,000          70,000           -            -

Stock issued for the
reduction of interest and
Principal for a note
payable for a related party 100,000          16,000           -             -

Stock issued for the
exercise of options at
$0.16 per share              75,000          12,000           -             -

Stock issued for the
exercise of options at
$0.16 per share              50,000           8,000           -             -

Stock issued for the
exercise of options at
weighted average of
$0.0885 per share           555,435          49,145           -             -

Stock issued for
interest payments at
$0.20 per share              53,746          10,749           -             -

Stock issued for the
exercise of options at
$0.07 per share             214,285          15,000           -             -

Stock issued for the
exercise of options at
$0.10 per share              15,000           1,500           -             -

                         ----------     -----------   ---------  ------------
Balance Forward          29,682,003     $24,284,304      15,246  $     56,372
                         ----------     -----------   ---------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance Forward          29,682,003     $24,284,304      15,246   $    56,372

Options issued to directors
for accrued director fees         -          22,500           -             -

Stock issued for purchase of
LabMentors at $0.60
per share                   700,000         420,000           -             -

Stock issued for consulting
expenses related to the
purchase of LabMentors at
$0.66 per share             100,000          66,000           -             -

Stock issued to Officer
for compensation at
$0.74 per share               6,756           5,000           -             -

Stock issued for royalty
payments at $0.155 per share 31,453           4,875           -             -

Stock issued for the
exercise of options at
$0.16 per share              35,000           5,600           -             -

Stock issued for the
exercise of options at
$0.16 per share              10,000           1,600           -             -

Stock issued for the
exercise of options at
$0.16 per share              75,000          12,000           -             -

Options issued to directors
for accrued director fees         -          11,250           -             -

Stock issued for sales
competition to employee
at $0.71 per share           50,000          35,500           -             -

Stock issued to officer for
the exercise of options at
$0.16 per share              25,000           4,000           -             -

Stock issued for consulting
services at $0.6016
per share                     4,156           2,500           -             -

Stock issued for consulting
services at $0.5568
per share                     4,490           2,500           -             -

                         ----------     -----------   ---------  ------------
Balance Forward          30,723,858     $24,877,629      15,246  $     56,372
                         ----------     -----------   ---------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                                Common Shares             Preferred Shares
                          -------------------------    ----------------------
                            Shares         Amount         Shares     Amount
                          ----------    ------------   ---------  -----------
Balance Forward          30,723,858     $24,877,629      15,246   $    56,372

Stock issued for conversion
of preferred stock at $0.20
per share                    76,230          15,245     (15,246)      (15,246)

Conversion of preferred
stock                             -               -           -       (41,126)

Stock issued to employee for
exercise of options at
$0.70 per share              50,000           3,500           -             -

Stock issued to employee for
exercise of options at
$0.10 per share              15,000           1,500           -             -

Stock issued for consulting
services at $0.424
per share                     5,896           2,500           -             -

Stock issued for royalty
payment at $0.155 per
share                        13,161           2,040           -             -

Stock issued for royalty
payment at $0.53 per share  312,878         165,826           -             -

Stock issued for sales
competition to employees
at $0.71 per share          100,000          71,000           -             -

Stock issued to Officer
for compensation at
$0.53 per share               9,434           5,000           -             -

Intrinsic value of warrants
issued for consulting fees
relating to the acquisition       -           4,500           -             -

Options issued to directors
for accrued director fees         -          15,000           -             -

Intrinsic value of warrants
issued                            -       1,000,000           -             -

Total value of stock issued for
conversion of debt and interest
below or above market value       -         213,301           -             -

Foreign currency translation      -               -           -             -

Net loss March 31, 2006           -               -           -             -

                             --------      ---------   ---------     --------
Balance March 31, 2006     31,306,457    $26,377,041           -     $      -
                           ==========     ==========   =========     ========

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                               Variable
                               Deferred    Accumulated
                               Consulting      Deficit
                               ----------  -----------
Balance, March 31, 2004        $      -   $(23,720,434)

Common stock issued for
services at $0.17 per
share                                 -              -

Stock offering costs                  -              -

Common stock issued for
services at $0.17 per share           -              -

Stock offering costs                  -              -

Value of options issued to
employees below market value          -              -

Value of options issued to
consultants below market value (507,877)             -

Common stock issued for
conversion of debt and
interest at $0.20 per
share                                 -              -

Common stock issued for
cash at $0.10 per share
for option exercise                   -              -

Intrinsic value of
employee options issued
below market value                    -              -

Common stock issued for
related party note payable
reduction at $0.07 per
share                                 -              -
                             ----------   ------------
Balance Forward              $ (507,877)  $(23,720,434)
                             ----------   ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                               Variable
                               Deferred    Accumulated
                               Consulting      Deficit
                               ----------  -----------

Balance Forward                $(507,877)  $(23,720,434)

Fair value of options
issued to consultant                   -              -

Common stock issued for
conversion of preferred
stock at $0.20 per share               -              -

Options issued to directors
for accrued director fees              -              -

Contributed capital for
accrued director fees                  -              -

Pro-rata cumulative
non-cash preferred stock
dividend                               -         (3,502)

Amortization of prepaid
expense                                -              -

Amortization and revaluation
of consulting expense            506,877              -

Stock issued for marketing
services at $0.09 per share            -              -

Stock issued for legal
services at $0.09 per share            -              -

Stock issued for accounts
payable at $0.15 per share             -              -

Stock issued for note
payable to related party
at $0.06 per share                     -              -

Amortization of prepaid
expense                                -              -

                              ----------    -----------
Balance Forward               $   (1,000)  $(23,723,936)
                              ----------    -----------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                              Variable
                              Deferred    Accumulated
                              Consulting      Deficit
                              ----------  -----------

Balance Forward                $ (1,000)  $(23,723,936)

Fair value of options
issued to consultant                  -              -

Options issued to directors
for accrued director fees             -              -

Contributed capital for
accrued director fees                 -              -

Net loss,
  March 31, 2005                      -       (938,632)
                               ---------   ------------
Balance,
  March 31, 2005              $   (1,000)  $(24,662,568)
                               ---------   ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                               Variable
                               Deferred    Accumulated
                               Consulting      Deficit
                               ----------  -----------

Balance, March 31, 2005        $   (1,000)  $(24,662,568)

Options issued to directors
for accrued director fees               -             -

Treasury stock issued for
legal services                          -             -

Stock issued for the
exercise of options at
$0.16 per share                         -             -

Stock issued for cash
at $0.20 per share                      -             -

Stock issued for public
relations services at
$0.095 per share                        -             -

Stock issued for the
exercise of options at
$0.13 per share                         -             -

Stock issued for conversion
of debt and interest at
$0.17 per share                         -             -

Stock issued for conversion
of debt and interest at
$0.17 per share                         -             -

Stock issued for cash
at $0.17 per share                      -             -

Amortization and revaluation
of consulting expense               1,000             -

Value of options issued to
employees below market value            -             -

Stock issued for services at
$0.705 per share                        -             -

Stock issued for conversion
of debt and interest at
$0.17 per share                         -             -

Stock issued for the
exercise of options at
$0.15 per share                         -             -
                               ----------  ------------
Balance Forward                $        -  $(24,662,568)
                               ----------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                               Variable
                               Deferred    Accumulated
                               Consulting      Deficit
                               ----------  -----------

Balance Forward               $       -  $(24,662,568)

Stock issued for marketing
services at $0.12 per share           -             -

Value of stock issued for
marketing services below
market value                          -             -

Stock issued for the
exercise of options at
$0.10 per share                       -             -

Stock issued for the
exercise of options at
$0.31 per share                       -             -

Value of options issued to
employee below market value           -             -

Stock issued for services at
$0.70 per share                       -             -

Stock issued for the reduction of
interest and Principal for a note
payable for a related party           -             -

Stock issued for the
exercise of options at
$0.16 per share                       -             -

Stock issued for the
exercise of options at
$0.16 per share                       -             -

Stock issued for the
exercise of options at
weighted average of
$0.0885 per share                     -             -

Stock issued for
interest payments at
$0.20 per share                       -             -

Stock issued for the
exercise of options at
$0.07 per share                       -             -

Stock issued for the
exercise of options at
$0.10 per share                       -             -

                              ---------  ------------
Balance Forward               $       -  $(24,662,568)
                              ---------  ------------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                               Variable
                               Deferred    Accumulated
                               Consulting      Deficit
                               ----------  -----------

Balance Forward                 $       -  $(24,662,568)

Options issued to directors
for accrued director fees               -             -

Stock issued for purchase
of LabMentors at $0.60
per share                               -             -

Stock issued for consulting
expenses related to the
purchase of LabMentors at
$0.66 per share                         -             -

Stock issued to Officer
for compensation at
$0.74 per share                         -             -

Stock issued for royalty
payments at $0.155 per share            -             -

Stock issued for the
exercise of options at
$0.16 per share                         -             -

Stock issued for the
exercise of options at
$0.16 per share                         -             -

Stock issued for the
exercise of options at
$0.16 per share                         -             -

Options issued to directors
for accrued director fees               -             -

Stock issued for sales competition
to employee at $0.71 per share          -             -

Stock issued to officer for
the exercise of options at
$0.16 per share                         -             -

Stock issued for consulting
services at $0.6016 per share           -             -

Stock issued for consulting
services at $0.5568 per share           -             -
                               ----------    ----------
Balance Forward                $        -   $(24,662,568)
                               ----------    -----------

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity (Continued)

                               Variable
                               Deferred    Accumulated
                               Consulting      Deficit
                               ----------  -----------

Balance Forward                $       -  $(24,662,568)

Stock issued for conversion
of preferred stock at $0.20
per share                              -             -

Conversion of preferred stock          -             -

Stock issued to employee for
exercise of options at
$0.70 per share                        -             -

Stock issued to employee for
exercise of options at
$0.10 per share                        -             -

Stock issued for consulting
services at $0.424
per share                              -             -

Stock issued for royalty
payment at $0.155 per
share                                  -             -

Stock issued for royalty
payment at $0.53 per share             -             -

Stock issued for sales competition
to employees at $0.71 per share        -             -

Stock issued to Officer
for compensation at
$0.53 per share                        -             -

Intrinsic value of warrants issued
for consulting fees relating
to the acquisition                     -             -

Options issued to directors
for accrued director fees              -             -

Intrinsic value of warrants
issued                                 -             -

Total value of stock issued for
Conversion of debt and interest
below or above market value            -             -

Foreign currency translation           -        (9,432)

Net loss March 31, 2006                -    (1,204,504)
                               ---------  ------------
Balance March 31, 2006                 -   (25,867,072)
                               =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

             PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows

                                                     For the Years Ended
                                                           March 31,
                                                   ---------------------
                                                     2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES              ---------   ----------
-

 Net loss                                        $ (1,204,504)  $(938,632)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                        26,084       2,052
   Amortization of debt offering and
    capitalized costs                                  44,833           -
   Amortization of services prepaid with common
    stock                                                   -     101,042
   Stock and options issued for compensation          126,325       5,000
   Stock options issued for consulting services       118,867     415,962
   Stock options issued for board compensation         48,750       3,000
   Amortization of debt discount                      333,333           -
   Common stock/stock options issued for royalties    172,741           -
   Common stock issued for conversion of
    preferred stock                                   (41,126)          -
   Loss on extinguishment of debt, net                112,670     (43,990)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable        (458,938)    318,949
   (Increase) decrease in inventories                 (67,302)   (118,671)
   Decrease in deferred costs                          97,294           -
   (Decrease) increase in accounts payable and
    accrued liabilities                               132,404      69,063
   Increase in interest payable                        19,536           -
   Increase in unearned revenue                      (133,017)     65,166
   (Increase) decrease in other assets                  4,101      69,958
   Decrease in prepaid assets                             689           -
                                                    ---------  ----------
   Net Cash Provided/ Used by Operating Activities   (667,260)    (51,101)
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from note receivable                              -      50,000
 Purchase of fixed assets                              (8,390)    (13,968)
 Cash overdraft from LabMentors acquisition            (1,996)          -
 Costs relating to the acquisition                    (69,658)          -
                                                    ---------   ---------
   Net Cash Provided(Used) for Investing Activities   (80,044)     36,032
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on related party notes                            -     (10,654)
 Proceeds from notes payable                        1,089,990           -
 Payments on notes payable                            (77,939)    (71,345)
 Costs relating to notes payable                     (130,000)
 Proceeds from common stock and exercise
  of options                                          152,876           -
                                                    ---------  ----------
   Net Cash Provided (Used) by Financing Activities 1,034,927     (81,999)
                                                    ---------  ----------

 Foreign currency translation                          (7,136)          -

NET INCREASE (DECREASE) IN CASH                       280,487     (97,068)

CASH AT BEGINNING OF YEAR                              16,752     113,820
                                                   ----------  ----------
CASH AT END OF YEAR                                $  297,239  $   16,752
                                                   ==========  ==========

                                                     For the Years Ended
                                                          March 31,
                                                   -------------------------
                                                     2006             2005
NON-CASH INVESTING AND FINANCING ACTIVITIES:       ----------   ------------

 Issuance of stock for payment on notes payable
  and interest                                       $(65,839)    $   75,232
 Common stock issued for related party debt           (12,100)        38,174
 Common stock issued for consulting                    66,000              -
 Common stock issued for acquisition                  420,000              -

Cash Paid For:
 Interest                                            $ 45,117      $  37,142
 Income taxes                                           3,260              -

The accompanying notes are an integral part of these consolidated financial statements.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS
Edventures!.COM, Inc., an Idaho Corporation, and its wholly-owned subsidiaries, PCS Schools, Inc., an Idaho corporation, and PCS LabMentors, LTD., a Canadian company, (collectively, "the Company").

On August 3, 1994, PCS Edventures!.COM, Inc., was incorporated under the laws of Idaho to engage in web-based and site-licensable educational products.

In October 1994, an agreement was authorized allowing the Company to exchange, on a one-for-one basis, common stock for stock of PCS Schools, Inc. As a result of this Agreement, PCS Schools, Inc. became a wholly-owned subsidiary of the Company.

On March 27, 2000, the Company changed its name from PCS Education Systems, Inc. to PCS Edventures!.COM, Inc.

On November 30, 2005, the Company entered into an agreement with 511092 N.B. LTD. dba LabMentors to exchange PCS stock for stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the SEC on December 9, 2005 and amended on February 15, 2006. As a result of the Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company. In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, LTD. It remained a Canadian corporation.

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

b.  Estimates

The preparation of financial statements in conformity with generally accepted Accounting Principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c.  Concentration of Credit Risks and Significant Customers

The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers.

     During the period from December 1, 2005 ending March 31, 2006, the PCS LabMentors' subsidiary had sales to two major customers that exceeded 10 percent of their individual revenues as follows:

          Customer A - $ 32,065    56.3%
          Customer B - $ 24,890    43.7%

     The PCS LabMentors subsidiary also has an account receivable from these same major customers as of March 31, 2006 as follows:

          Customer A - $ 19,621
          Customer B - $ 17,912

     During the year ended March 31, 2006, the Company had sales to a major customer that exceeded 10 percent of their individual revenues as follows:

     Customer C -    $   300,109   11.8%

   The Company also has an account receivable from a major customer as of March 31, 2006 as follows:

        Customer C - $   299,089

d. Foreign Currency Translation

The functional currency of our subsidiaries is considered the local currency. Our PCS LabMentors' subsidiary has a functional currency in Canadian dollars ($CDN). The subsidiaries financial statements have been translated into US dollars in accordance with SFAS No. 52 "Foreign Currency Translation." All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income
(loss) and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). Through this, all of the Company financial documents are stated within the functional currency of the parent company, which is the United States dollar ($USD).

In accordance with SFAS No. 95 "Statement of Cash Flows," the cash flows of the subsidiary are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that was translated at the exchange rate at the end of the period.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e. Revenue Recognition

The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Lab Revenue

The Company recognizes revenues relating to sales of the learning labs listed under Products herein as they are delivered to the customers. Delivery is constituted when ninety percent (90%) or greater of the weighted average cost of goods have been received by the customer. Revenue is only recognized once the product has been delivered on this basis to the customer and all other obligations have been met. All product inventory is purchased on a sale-by-sale basis, and is either shipped directly from third-party suppliers to the end customer or shipped to our warehouse, where it is packaged and then sent to the customer. Accordingly, all costs associated with the purchase of product inventory are also deferred until the product is delivered.

Licensing Revenue

The Company recognizes site license revenues relating to the sales of the learning labs listed under Products herein, as well as the LabMentors virtual labs, as they are utilized to the customers. The site license is for a 1-year term, which begins when the physical lab is delivered to the customer. As such, license revenue is amortized and recorded as revenue over the life of the site license. The revenues for each virtual lab are recorded in the period in which they are utilized relating to access to and usage of its programs and exercise software on the LabMentors' website over the term of the subscription or hourly units purchased. Amounts paid in advance of the license use/virtual lab access are recorded under Deferred Revenue and recognized as described above in the proper periods.

Subscription Revenue

The Company recognizes revenues relating to the subscriptions sold on its edventures.com website on a monthly basis. Revenues relating to other activities such as education services delivered are recognized when the services are rendered. If a customer decides to discontinue the use of the products, the customer must return all of the information received except for the physical lab equipment. Additionally, the customer will not have access to the license when the contract is terminated. The Company does not have an obligation to refund any portion of the proceeds received for either the sale of a lab license or the subsequent renewals of the licenses.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Goodwill

Goodwill represents the excess of the cost of PCS LabMentors' acquisition over the net of the amounts assigned to the assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

The entire goodwill balance of $485,238 at March 31, 2006, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the item exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

g. Business Combinations

On November 30, 2005, the Company acquired certain assets, properties, and operations of 511092 N.B. LTD. (LabMentors), a provider of Internet based information technology to the post-secondary educational market. The acquisition of LabMentors is expected to provide for strategic growth opportunities, cost optimization, and further diversification of our product offerings.

     LabMentors engages in web-based educational products. LabMentors currently sells products to Course Technology and DeVry in the United States. These programs offer a unique atmosphere highly conducive to individual styles of learning and a system that utilizes computer technology to increase areas of inquiry and application. In addition, the labs allow certifications for several platforms and software applications at the collegiate level. The Company intends to continue to develop products for this market, as well as expand its reach into secondary education in the U.S. and internationally. LabMentors' products and technologies are targeted to the public and private school classrooms. The products and technologies are delivered to the classroom through software and Internet access. These technologies allow students to explore the basic foundations of computers from programming to database technologies to server integration.

     As a result of the PCS LabMentors, Ltd., fka 511092 N.B. LTD.
acquisition ("LabMentors Acquisition"), the Company is obligated to pay out to the original shareholders of 511092 N.B.LTD. as outlined in Schedule 1.3 of the Stock Purchase Agreement dated December 5, 2005 restricted shares of the Company's common stock if certain earnings objectives tiers are met as specified in Section 2.4.2 of the Stock Purchase Agreement. The Company has estimated that it will pay out approximately 3,150,000 shares of restricted common stock if the performance goals are met. No liability was recorded for fiscal year ended March 31, 2006 as the EBITDA was not met by the subsidiary.

     Pursuant to the LabMentors Acquisition, the Company acquired all of the assets of LabMentors, namely current inventory of learning programs, intellectual property comprising the delivery platform, one pending Canadian trademark application, and one Canadian copyright, accounts receivable, and cash, as well as the liabilities, namely trade payables and deposits payable comprising of one deposit payable due December 2005. All LabMentors stock that was outstanding at the time of closing was converted into the Company's stock at $0.60 per share. The LabMentors Acquisition was structured through a Share Exchange Agreement. The purchase price of the transaction was $420,000 USD, which was converted to the Company's stock at $0.60 per share and Company stock was issued pursuant to Rule 144 in the amount of 700,000 shares. The 511092 N.B. LTD. DBA LabMentors unaudited financial statements for September 30, 2005 can be viewed in the 8-K/A filed with the SEC on February 15, 2006, which are incorporated herein by reference.

The LabMentors acquisition is being accounted for under the purchased method of accounting. Accordingly, the results of LabMentors are included in the consolidated financial statements from December 1, 2005. The excess of the allocated amounts to assets and liabilities was recorded as goodwill on the consolidated financial statements.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Principals of Consolidation

The accompanying consolidated financial statements consolidate the accounts of the parent company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated through consolidation.

i. Provision for Income Taxes

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

Net deferred tax assets consist of the following components as of March 31, 2006, and 2005:

                                              2006          2005

       Deferred tax assets:
          NOL Carryover                    $ 3,337,732 $ 3,114,065
          Accrued Expenses                      59,354      96,665
       Accumulated depreciation                  3,836           -

       Deferred tax liabilities:                     -           -

       Valuation allowance                  (3,400,922) (3,210,730)
                                           ----------- -----------
       Net deferred tax asset              $         - $         -
                                           =========== ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2006 and 2005 due to the following:

                                                    2006         2005
       Book loss                                $( 448,832)  $ (366,065)
       State taxes                                     935            -
       Stock for services/options expense          221,305      259,500
       Penalties                                    5,050           445
       Beneficial conversion                      147,485             -
       Other                                        2,470         4,430
       NOL utilization                                  -             -
       Valuation allowance                         71,587       101,690
                                                 --------     ---------
                                                 $      -     $       -
                                                 ========     =========

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2006 the Company had net operating loss carryforwards of approximately $8,700,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the March 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets for the LabMentors subsidiary consisted of the following components as of March 31, 2006:

Deferred tax assets:
    NOL Carryover                    $    23,319
    Accrued Expenses                      16,949

       Deferred tax liabilities:               -

       Valuation allowance               (40,268)
                                      -----------
       Net deferred tax asset         $        -
                                      ===========


The income tax provision differs from the amount of income tax determined by applying the Canadian federal and provincial income tax rates totaling 35% to pretax income from continuing operations for the years ended March 31, 2006 due to the following:
                                                2006

Book loss                               $     (10,763)
Penalties                                         170
Other                                             100
Valuation allowance                            10,493
                                            ---------
                                        $           -

At March 31, 2006, the PCS LabMentors subsidiary had net operating loss carryforwards of approximately $100,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the March 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Canadian tax laws allow a company to recoup a significant amount of research and development costs. As a result, the Company will continue to conduct its research and development within Fredericton, New Brunswick and continue to apply for such tax incentives. In addition, income taxes are/will be prepared in accordance with Revenue Canada guidelines so as to maximize additional incentives, when available (see Note x).

j. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements in accordance with SFAS No. 128 "Earnings per Share." Diluted loss per share is equal to basic loss per share as the result of the anti-dilutive nature of the stock equivalents.
                                               For the Years Ended
                                                     March 31,
                                                 2006            2005

       Basic loss per share from operations:
       Numerator - loss                      $(1,202,208)    $(938,632)
       Denominator - weighted average number
         of shares outstanding                27,713,809    26,253,256
                                              ----------    ----------
       Loss per share                         $    (0.04)   $    (0.04)
                                              ==========    ==========
k. Newly Issued Accounting Pronouncements

During the year ended March 31, 2006, the Company adopted the following accounting pronouncements:

In 2005, the FASB issued DFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This amendment clarified certain decision-making criteria as well as the definition of a derivative. On June 15, 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard established the criteria for which an entity is to recognize all derivatives as either assets or liabilities in the financial statements and measure them at fair value. The intended use of the derivative determines how it is accounted for on the statements. The Company adopted these pronouncements during the fourth quarter of fiscal year 2006 relating to the recent note payable agreement signed December 29, 2005, which funded on January 3, 2006.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company continues to follow the following accounting pronouncements:

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs   an
amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . ..under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

     In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the Principal that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that Principal. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment". SFAS No. 123R requires employee stock-based compensation to be measured based on the fair value as of the grant-date of the awards and the cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. Historically, the company used the intrinsic method of valuation as specified in APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations and accordingly no compensation cost had been recognized for stock options in prior years. The Company has adopted this provision as of the quarter ending March 31, 2006. This pronouncement eliminates the alternative use of Accounting Principles Board (APB) No. 25, wherein the intrinsic value method of accounting for awards. As a result of adopting the fair value method for stock compensation, all future awards and current awards vesting in future periods will be expensed over the stock options' vesting period as defined in its contract award. The Company will adopt this provision for fiscal year 2007, which ends March 31, 2007.

The FASB issued SFAS No. 154, Accounting Changes and Error Correction - a replacement of APB No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, in May 2005. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation.

     The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

l.  Educational Software

The Company's inventory consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 42 to 48 months.

m.  Intellectual Property

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company's delivery and access platform, which has been determined to be 60 months.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n.  Property and Equipment

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

Expenditures for maintenance and repairs are charged to operating expense. Renewals and betterments are capitalized. Depreciation of leased equipment under capital leases is included in depreciation.

o.  Finished Goods Inventory

Finished goods inventory at March 31, 2006 was composed of items produced in-house, as well as items from outside supplies. These items included, but are not limited to, furniture units, curriculum, blocks, PCS Academy of Science (Trademarked) science kits, poster packs, and other miscellaneous items used in our various labs.

p.     Stock Options

As permitted by FASB Statement 148 "Accounting for Stock Based Compensation Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principals Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

NOTE 3 - FIXED ASSETS

Assets and depreciation for the period are as follows:

                                                               March 31,
                                                                 2006

        Computer equipment                                  $   23,173
        Office equipment                                         6,832
        Education assets and software                          278,885
        Accumulated depreciation                              (290,726)
                                                            ----------
            Total Fixed Assets                              $   18,164
                                                            ==========

Fixed Asset depreciation expense for the years ended March 31, 2006 and 2005 was $6,833 and $2,052, respectively.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005


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

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

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

During the year ended March 31, 2006, the Company issued 15,000 shares of common stock in exchange for the exercise of options valued at $2,400.

During the year ended March 31, 2006, the Company issued 35,000 shares of common stock in exchange for cash of $7,000.

During the year ended March 31, 2006, the Company issued 90,972 shares of common stock for public relations services valued at $8,649.

During the year ended March 31, 2006, the Company issued 205,211 shares of common stock in exchange for the exercise of options valued at $26,645.

During the year ended March 31, 2006, the Company issued 654,706 shares of common stock in exchange for the conversion of note payables valued at $112,485.

During the year ended March 31, 2006, the Company issued 12,815 shares of common stock in exchange for the conversion of note payables valued at $2,179.

During the year ended March 31, 2006, the Company issued 33,430 shares of common stock in exchange for cash of $5,683.

During the year ended March 31, 2006, the Company issued 20,000 shares of common stock in exchange for investing services valued at $14,100.

During the year ended March 31, 2006, the Company issued 60,900 shares of common stock in exchange for the conversion of note payables valued at $10,353.

During the year ended March 31, 2006, the Company issued 5,000 shares of common stock in exchange for the exercise of options valued at $750.

During the year ended March 31, 2006, the Company issued 25,208 shares of common stock in exchange for marketing services valued at $4,033.

During the year ended March 31, 2006, the Company issued 4,500 shares of common stock in exchange for the exercise of options valued at $450.

During the year ended March 31, 2006, the Company issued 344 shares of common stock in exchange for the exercise of options valued at $107.

During the year ended March 31, 2006, the Company issued 100,000 shares of common stock in exchange for consulting services valued at $70,000.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005


NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

During the year ended March 31, 2006, the Company issued 100,000 shares of common stock in exchange for conversion of related party note payable with interest valued at $16,000.

During the year ended March 31, 2006, the Company issued 75,000 shares of common stock in exchange for the exercise of options valued at $12,000.

During the year ended March 31, 2006, the Company issued 50,000 shares of common stock in exchange for the exercise of options valued at $8,000.

During the year ended March 31, 2006, the Company issued 555,435 shares of common stock in exchange for the exercise of options valued at $49,145.

During the year ended March 31, 2006, the Company issued 53,746 shares of common stock in exchange for the payment of interest valued at $10,749 or $0.20 per share.

During the year ended March 31, 2006, the Company issued 214,285 shares of common stock in exchange for the exercise of options valued at $15,000.

During the year ended March 31, 2006, the Company issued 15,000 shares of common stock in exchange for the exercise of options valued at $1,500.

During the year ended March 31, 2006, the Company issued 700,000 shares of common stock in exchange for the acquisition of 511092 N.B. LTD. valued at $420,000, or $0.60 per share representing fair market value on the date of the transaction.

During the year ended March 31, 2006, the Company issued 6,756 shares of common stock for a bonus to an officer of the company valued at $5,000.

During the year ended March 31, 2006, the Company issued 31,453 shares of common stock for royalty payments relating to fiscal year 2005 valued at $4,875.

During the year ended March 31, 2006, the Company issued 35,000 shares of common stock in exchange for the exercise of options valued at $5,600.

During the year ended March 31, 2006, the Company issued 10,000 shares of common stock in exchange for the exercise of options valued at $1,600.

During the year ended March 31, 2006, the Company issued 75,000 shares of common stock in exchange for the exercise of options valued at $12,000.

During the year ended March 31, 2006, the Company issued 150,000 shares of common stock for additional incentive to the sales team valued at $106,500.

During the year ended March 31, 2006, the Company issued 25,000 shares of common stock for the exercise of options at $0.16 per share.

During the year ended March 31, 2006, the Company issued 4,156 shares of common stock in exchange for consulting services valued at $2,500.

During the year ended March 31, 2006, the Company issued 76,230 shares of common stock in exchange for conversion of preferred stock valued at $15,245.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005


NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

During the year ended March 31, 2006, the Company issued 4,490 shares of common stock in exchange for consulting services valued at $2,500.

During the year ended March 31, 2006, the Company issued 50,000 shares of common stock in exchange for the exercise of options valued at $3,500.

During the year ended March 31, 2006, the Company issued 15,000 shares of common stock in exchange for the exercise of options valued at $1,500.

During the year ended March 31, 2006, the Company issued 5,896 shares of common stock in exchange for consulting services valued at $2,500.

During the year ended March 31, 2006, the Company issued 13,161 shares of common stock for royalty payments relating to fiscal year 2005 valued at $2,040.

During the year ended March 31, 2006, the Company issued 312,878 shares of common stock in exchange for royalty payments relating to fiscal year 2006 valued at $165,825.

During the year ended March 31, 2006, the Company issued 9,424 shares of common stock for a bonus to an officer of the company valued at $5,000.

During the year ended March 31, 2006, the Company issued 100,000 shares of common stock for consulting expenses relating to the LabMentors acquisition valued at $66,000.

In connection with the conversion of various notes payable and related interest during the year ended March 31, 2006, as previously discussed, total loss on the extinguishment of those obligations of $213,301 was recognized representing the fair market value of the common stock issued in excess of the carrying value of the debt.

b.      Preferred Stock

On September 4, 2003, the Company amended its Articles of Incorporation to establish a preferred class of stock. Under the amendment, 10,000,000 shares of the preferred stock have been authorized. All preferred shares were converted into shares of common stock at a 20% discount and have a $0.25 cap on the conversion price.

During the year ended March 31, 2006, the Company issued 76,230 shares of common stock for the conversion of 15,246 shares of preferred stock. The preferred shares originally sold for $1.00 per share were converted to common at $0.20 per share.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party consisted of the following at March 31, 2006:

Notes payable to the President bearing interest
 at 10% per annum, all unpaid principal and
 interest payments due on demand                               $ 116,590
                                                               ---------
            Total Notes Payable Related Party                  $ 116,590
                                                               =========

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005


NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2006:

Notes payable related to an investing company
 bearing no interest, with a conversion option on
 September 30, 2006
                                                              $1,000,000

Debt Discount on notes payable                                 $(666,667)

Notes payable to a Canadian governmental agency
 bearing no interest, with payments due
 September 1, 2006, unsecured                                     47,699

Line of credit with a financing institution with varying
 interest rates, due periodically (generally monthly),
 secured by assets and specific receivables                       89,990
                                                               ---------
               Total Notes Payable                             $ 471,022
                                                               =========

All notes payable are considered to be current. The discount on notes payable is being amortized monthly over the length of the agreement (conversion date of September 30, 2006) in accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" and APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants."

The notes payable related to an investing company bearing no interest, with a conversion option on September 30, 2006 is explained in further detail as
follows.     On January 3, 2006, PCS Edventures!.com, Inc., an Idaho
corporation (the "Company"), closed a Note Purchase Agreement dated December 29, 2005 by which Barron Partners LP, a Delaware limited partnership (the "Subscriber") purchased:

     * a convertible promissory note in the principal amount of $1,000,000 (the "Note"). The Note and the Note Purchase Agreement contemplate that the Note shall be converted into convertible preferred stock having certain rights, preferences, and limitations set forth in the Certificate of Designations attached as Exhibit A to the Note; and the Note Purchase Agreement therefore requires that we amend our Articles of Incorporation to authorize 5,000,000 shares of preferred stock having such rights, preferences and limitations. Further, until such preferred stock has been duly authorized by an amendment of our Articles of Incorporation, the Note (or the preferred stock, if issued prior to March 31, 2007) shall be convertible into 1,666,667 shares of our common stock at the Conversion Price of $0.60 per share; provided that, if the our EBITDA (where "EBITDA" means earnings before interest, tax, depreciation and amortization as reported from continuing operations before any non-recurring items) is less than $4,500,000 for the fiscal year ended March 31, 2007, then the Conversion Price shall be reduced proportionately, but not below $0.1714 per share. Therefore, if the Conversion Price is reduced to $0.1714, the maximum number of shares in which the Note (or the preferred stock, if issued prior to March 31, 2007) may be converted equals 5,834,306 shares of common stock of the Company.


     * a Common Stock Purchase Warrant "A" (the "Class A Warrant") entitling the Subscriber to purchase up to 2,500,000 shares of the Company's common stock at a price of $1.20 per share. The Class A Warrant is exercisable through the later of December 29, 2009, or 18 months of the effectiveness of the Company's registration statement registering the shares underlying the Class A Warrant. The Class A Warrant has a "cashless exercise" feature, and the exercise price may be adjusted downward, to as low as $0.15 per share, based on the Company's failure to meet certain EBITDA (i.e., earnings before interest, tax, depreciation and amortization) targets during the period of exercisability. The Company may call the Class A Warrant if the closing market price of its common stock equals or exceeds $1.80 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Class A Warrant during such period.

     * A Common Stock Purchase Warrant "B" (the "Class B Warrant") to purchase up to 2,500,000 shares of the Company's common stock at a price of $1.80 per share. The period of exercisability of the Class B Warrant, and the other material terms thereof, are the same as for the Class A Warrant, with the exception that the call feature is triggered if the closing market price of the Company's common stock equals or exceeds $2.70 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Class A Warrant during such period.

     As of June 22, 2006, the Note had not been converted and neither of the warrants had been exercised, in whole or in part.

     Not later than 45 days after the closing date of the Note Purchase Agreement, the Company was required to file a Registration Statement registering all shares issuable upon conversion of the Note and the warrants. The Registration Statement must use its best efforts to have the registration statement declared effective not later than the earlier of: (i) 150 days after the closing date; (ii) 10 days following the receipt of a "no review" letter from the Securities and Exchange Commission (the "Commission"); or (iii) the first business day following the date that the Commission determines the registration statement eligible to be declared effective. For every day that the 150-day deadline has not been met, or if the registration statement is not effective at any time from the 150-day deadline through two years following the date of the Note Purchase Agreement, the Company is to issue to the Subscriber liquidated damages equal to 548 shares of common stock.

     The Company prepared and filed the Registration Statement on Form SB-2 to comply with the above-referenced registration obligations. This Form SB-2 was effective on March 16, 2006.

    EITF 00-19 provides that the warrants associated with notes payable to Barron should be valued as equity since it is a physical transaction, Barron gives us cash for the stock, and it's a counter party's choice. According to EITF 00-27, we created a debt discount that is amortized over the term of the Note. The term of the note is nine months from the date of possible conversion of the note. This results in $111,111 in amortization expense each month. The debt discount was limited to the total note purchase price of $1,000,000 in accordance with EITF 98-5. The Note and warrants were valued using the Black-Scholes pricing model in determining the value and debt discount.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in March 2008.

Minimum rental payments under the non-cancelable operating lease is as follows:

            Years ending
               March 31,                                         Amount
                  2007                                             87,500
                  2008                                             85,250
                  2009                                                  -
                  2010                                                  -
                                                                ---------
           Total                                                $ 172,750
                                                                =========

Rent expense was $81,591 and $75,500 for the years ended March 31, 2006 and 2005, respectively, under this lease arrangement.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company leases warehouse space close to its headquarters. The lease expires in May 2006. The monthly rental obligation is $576.00 for total lease payments remaining of $1,152. Rent expense was $8,762 and $1,246 for the years ended March 31, 2006 and 2005, respectively. The Company plans to continue to lease this warehouse space and sign another lease.

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is $1,143. The Company intends to continue to lease this space on a month-to-month basis. Rent expense for the period from December 1, 2005 through March 31, 2006 was $5,764.

b.  Litigation

  None, not applicable.

NOTE 8   CAPITALIZED COSTS

The capitalized costs of $89,667 are the costs associated with the Note Payable Agreement dated December 29, 2005, which funded on January 3, 2006, between the Company and Barron Partners, LP. The total amount of $134,500 is being amortized over the life of the note payable, which has a conversion date of September 30, 2006. To date, $44,833 has been amortized. The additional amounts will be amortized each month for the first two quarters of fiscal year 2007, after which time the capitalized costs will be fully amortized.

NOTE 9   GAINS AND LOSSES ON EXTINGUISHMENT OF DEBT

During fiscal year 2006, the Company received notification from Key Bank Corp. that certain line of credit debt incurred in previous periods was no longer due by the Company. As such, the debt obligation, along with accrued interest, was removed from the balance sheet and recognized as a gain on extinguishment of debt in the amount of $26,459.

In addition to forgiveness of the line of credit debt and interest, certain other liabilities of the Company were settled for amounts less than their recorded value. This resulted in additions to gain on extinguishment of debt in the amount of $74,172.

During fiscal year 2006, the Company recognized a loss on the net amounts relating to issuance of Rule 144 common stock either above or below market value on the date of issuance. The calculation resulted in a non-cash, non-recurring expense of $213,301. The expense was mostly related to the issuance of stock for the conversion of outstanding debt and interest relating to the 2001 Capital Growth Protection Indentured Trust Agreement.

NOTE 10 - GOODWILL

The entire goodwill balance of $485,238 at March 31, 2006, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the accquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

    We undertook an impairment review at the end of the current fiscal year end, despite the fact that the goodwill was calculated during the third quarter of the current fiscal year. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that no impairment was created. The basis for this determination included the growth of existing clients since the end of the fiscal year, conversations with potential customers for the upcoming year, the proven record since a bank account was established for the company to sustain operations for the foreseeable future, as well as the added economies of scale the subsidiary has added to the Company as a whole, including several technical performance enhancements supplied by LabMentors to supplement the core capabilities of PCS, such as creation of added internet service bandwidth and associated signal routing capabilities not known to the technical people at PCS; locating and managing a demonstration server on their system for a wide variety of PCS products; and assisting technical people from PCS and E2S in the creation and management of a server to host the STEPS product. In conclusion, the Company felt and still feels that LabMentors brought more than a cutting edge product to PCS, but the acquisition also brings vertical integration and technology not previously known by PCS.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005


NOTE 11 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $146,835 at the date of the acquisition with a total of $16,432 of related depreciation recognized during the period of December 1, 2005 through March 31, 2006.

NOTE 12 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company's delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $19,347 at the date of the acquisition. Amortization recognized for the period of December 1, 2005 through March 31, 2006 was $3,202.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005


NOTE 13 - DILUTIVE INSTRUMENTS

Stock Options and Warrants

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

                                              For the Years Ended
                                                     March 31,
                                                2006          2005
        Net loss:
           As reported                     $(1,204,504)    $  (938,632)
           Pro Forma                        (1,375,452)     (1,106,204)

        Net loss per share:
           As reported                     $     (0.04)    $     (0.04)
           Pro Forma                       $     (0.05)    $     (0.04)

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 13 - DILUTIVE INSTRUMENTS (Continued)

  The Company has granted the following options and warrants as of March 31,
2006:
                                                           Amount
                   Date of    Issue     Issue   Amount     Expired/     Amount
  Description      Grant      Number    Price   Exercised  Cancelled
Outstanding
----------------  -------- ---------  --------  --------- --------- ----------
1) Board Members  12-10-01 1,000,000  $   0.30         0   (250,000)   750,000
2) Board Members  06-03-02 1,000,000  $   0.16  (125,000)  (250,000)   625,000
3) Employees      07-01-02   335,000  $   0.16  (260,000)   (75,000)         0
4) Employee       08-15-02     5,000  $   0.16         0     (5,000)         0
5) Board Members  10-21-02   499,998  $   0.09   (166,666)  166,666)   166,666
6) Board Members  05-15-03   892,855  $   0.07   (464,285) (214,285)   214,285
7) Employee       05-20-03   100,000  $   0.07    (50,000)         0    50,000
8) Employee       07-25-03    25,000  $   0.10         0    (25,000)         0
9) Employee       07-25-03    25,000  $   0.10    (15,000)        0     10,000
10) Employee      09-05-03   150,000  $   0.07         0          0    150,000
11) Employee      09-25-03    25,000  $   0.10    (15,000)        0     10,000
12) Board Member  04-28-04   150,000  $   0.15         0          0    150,000
13) Consultant    04-28-04 2,000,000  $   0.10   (750,000) (1,250,000)       0
14) Consultant    04-28-04 4,000,000  $   0.10         0   (4,000,000)       0
15) Consultant    04-28-04   200,000  $   0.10         0     (200,000)       0
16) Consultant    04-28-04   200,000  $   0.20         0     (200,000)       0
17) Consultant    04-28-04   200,000  $   0.30         0     (200,000)       0
18) Consultant    04-28-04   200,000  $   0.35         0     (200,000)       0
19) Board Members 09-14-04    80,358  $   0.14    (53,572)         0    26,786
20) Board Members 09-14-04    93,750  $   0.12    (62,500)         0    31,250
21) Board Members 09-14-04   112,500  $   0.10    (75,000)         0    37,500
22) Board Members 09-14-04    48,912  $   0.23    (16,304)         0    32,608
23) Board Members 09-14-04    57,692  $   0.26    (14,423)         0    43,269
24) Employee      07-29-04   153,533  $   0.15         0           0   153,533
25) Employee      08-10-04    50,000  $   0.13         0           0    50,000
26) Employee      07-10-04    50,000  $   0.13         0           0    50,000
27) Employee      07-01-04    25,000  $   0.31         0           0    25,000
28) Consultant    07-29-04     5,000  $   0.15     (5,000)         0         0
29) Employee      11-15-04   100,000  $   0.10         0           0   100,000
30) Board Members 01-04-05   315,792  $   0.10   (157,896)         0   157,896
31) Consultant    01-06-05     4,500  $   0.10     (4,500)         0         0
32) Employee      06-01-04    75,000  $   0.31         0           0    75,000
33) Employee      06-14-04   250,000  $   0.31         0           0   250,000
34) Employee      06-01-04    50,000  $   0.31         0           0    50,000
35) Employee      06-01-04    75,000  $   0.31       (344)         0    74,656
36) Employee      06-16-04   150,000  $   0.31         0           0   150,000
37) Board Members 04-01-05    81,080  $   0.185        0           0    81,080
38) Employees     05-26-05   175,000  $   0.50         0           0   175,000
39) Employee      05-26-05   107,467  $   0.50         0           0   107,467
40) Employee      08-24-05   100,000  $   0.61         0           0   100,000
41) Board Members 06-30-05    23,076  $   0.65         0           0    23,076
42) Board Members 09-30-05    16,791  $   0.67         0           0    16,791
43) Board Members 12-31-05    18,144  $   0.62         0           0    18,144
44) Board Members 03-31-06    21,225  $   0.53         0           0    21,225
45) Consultant    02-01-06   121,429  $   0.75         0           0   121,429
46) Consultant    03-01-06    21,429  $   0.63         0           0    21,429
47) Consultant    02-20-06    50,000  $   0.60         0           0    50,000
48) Investor      12-29-05 2,500,000  $   1.20         0           0 2,500,000
49) Investor      12-29-05 2,500,000  $   1.80         0           0 2,500,000
                          ----------           -------------------------------
                          18,440,531          (2,235,490)(7,035,951) 9,169,090
                          ==========           ========= ========== ==========
    Amount Exercisable                                               8,003,090
                                                                    ==========

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 13 - DILUTIVE INSTRUMENTS (Continued)

                                    Risk-Free
                        Fair        Interest    Expected   Expected
      Description       Value         Rate        Life    Volatility
   ---------------------------       ---------   --------  ----------
   1) Board Members $    0.20         5.69%      10.00      99.80%
   2) Board Members $    0.15         5.48%      10.00     128.91%
   3) Employees     $    0.14         2.84%        n/a         n/a
   4) Employee      $    0.14         2.84%        n/a         n/a
   5) Board Members $    0.09         3.94%      10.00     158.83%
   6) Board Members $    0.09         3.94%      10.00     151.61%
   7) Employee      $    0.06         2.54%       4.00     151.61%
   8) Employee      $    0.12         2.81%       4.00     156.24%
   9) Employee      $    0.12         2.81%       4.00     156.24%
  10) Employee      $    0.11         2.81%       4.00     152.03%
  11) Employee      $    0.12         3.07%       5.85     152.03%
  12) Board Member  $    0.17         4.43%      10.00     344.55%
  13) Consultant    $    0.17         0.98%       n/a         n/a
  14) Consultant    $    0.17         0.98%       n/a         n/a
  15) Consultant    $    0.17         1.55%       n/a         n/a
  16) Consultant    $    0.17         1.55%       n/a         n/a
  17) Consultant    $    0.17         1.55%       n/a         n/a
  18) Consultant    $    0.17         1.55%       n/a         n/a
  19) Board Members $    0.15         4.14%      10.00     247.04%
  20) Board Members $    0.15         4.14%      10.00     247.04%
  21) Board Members $    0.15         4.14%      10.00     247.04%
  22) Board Members $    0.15         4.14%      10.00     247.04%
  23) Board Members $    0.15         4.14%      10.00     247.04%
  24) Employee      $    0.14         3.78%       5.00     250.60%
  25) Employee      $    0.13         3.47%       5.00     247.04%
  26) Employee      $    0.23         3.64%       5.00     250.60%
  27) Employee      $    0.27         3.81%       5.00     240.27%
  28) Consultant    $    0.14         3.78%       n/a         n/a
  29) Employee      $    0.10         3.53%       n/a         n/a
  30) Board Members $    0.09         4.29%      10.00     234.54%
  31) Consultant    $    0.11         3.65%       5.00     236.98%
  32) Employee      $    0.31         3.91%       5.00     235.04%
  33) Employee      $    0.26         3.98%       5.00     235.04%
  34) Employee      $    0.31         3.91%       5.00     235.04%
  35) Employee      $    0.31         3.91%       5.00     235.04%
  36) Employee      $    0.31         3.91%       5.00     235.04%
  37) Board Members $    0.185        4.24%      10.00     237.88%
  38) Employees     $    0.51         3.91%       5.00     257.85%
  39) Employee      $    0.51         3.91%       5.00     257.85%
  40) Employee      $    0.68         4.07%       4.0      253.43%
  41) Board Members $    0.65         3.97%      10.00     256.17%
  42) Board Members $    0.67         4.30%      10.00     246.09%
  43) Board Members $    0.62         4.37%      10.00     241.33%
  44) Consultant    $    0.75         4.52%       3.00     225.67%
  45) Consultant    $    0.69         4.72%       2.00     240.67%
  46) Consultant    $    0.63         4.71%       3.00     225.42%
  47) Board Members $    0.53         4.80%      10.00     237.68%
  48) Investor      $    1.20         4.30%       4.00     237.68%
  49) Investor      $    1.80         4.30%       4.00     237.68%

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 13 - DILUTIVE INSTRUMENTS (Continued)

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

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 13 - DILUTIVE INSTRUMENTS (Continued)

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

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 13 - DILUTIVE INSTRUMENTS (Continued)

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

On April 1, 2005, the Company issued options to purchase 20,270 shares of common stock to each of its four Board Members, for a total issuance of 81,080 shares at an exercise price of $0.185 per share. The options were issued as compensation for Board services for the quarters ending September 30, 2004, December 31, 2004, and March 31, 2005.

On May 26, 2005, the Company issued options to purchase 25,000 shares of common stock to seven employees, for a total issuance of 175,000 shares at an exercise price of $0.50 per share. These options were issued as a bonus to employees for exception service to the Company.

On May 26, 2005, the Company issued options to purchase 107,467 shares of common stock to an Officer at an exercise price of $0.50 per share. These options were issued as a bonus to the Officer for exception service to the Company.

On June 30, 2005, the Company issued options to purchase 5,769 shares of common stock to each of its four Board Members, for a total issuance of 23,076 shares at an exercise price of $0.65 per share. These options were issued as compensation for Board services for the quarter ending June 30, 2005.

On August 24, 2005, the Company issued options to purchase 100,000 shares of common stock to an employee at an exercise price of $0.61 per share. These options were issued as additional recruitment incentive.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 13 - DILUTIVE INSTRUMENTS (Continued)

On September 30, 2005, the Company issued options to purchase 5,597 shares of common stock to each of its three Board Members, for a total issuance of 16,791 shares at an exercise price of $0.67 per share. These options were issued as compensation for Board services for the quarter ending September 30, 2005.

On December 29, 2005, the Company issued warrants to purchase common stock to a company at exercise prices of $1.20 and $1.80 for 2,500,000 shares at each price for a total of 5,000,000 shares. The warrants were issued to a company as a result of the Note Payable Agreement signed by the Company as of that date with Barron Partners, LP.

On December 31, 2005, the Company issued options to purchase 6,048 shares of common stock to each of its three Board Members, for a total issuance of 18,144 shares at an exercise price of $0.62 per share. These options were issued as compensation for Board services for the quarter ending December 31, 2005.

On February 1, 2006, the Company issued options to purchase 121,429 shares of common stock to a company at an exercise price of $0.75. These options were issued as compensation to a company for consulting services.

On February 20, 2006, the Company issued options to purchase 50,000 shares of common stock to a company at an exercise price of $0.60. These options were issued as compensation to a company for consulting services.

On March 1, 2006, the Company issued options to purchase 21,429 shares of common stock to a company at an exercise price of $0.63. These options were issued as compensation to a company for consulting services.

On March 31, 2006, the Company issued options to purchase 7,075 shares of common stock to each of its three Board Members, for a total issuance of 21,225 shares at an exercise price of $0.53 per share. These options were issued as compensation for Board services for the quarter ending March 31, 2006.

NOTE 14 - RELATED PARTY TRANSACTIONS

During 2004, the Company issued 305,441 shares of common stock to the Company's President, Anthony A. Maher, in payment of $32,608 in accrued interest. The stock was valued at the market price of the stock on the dates of conversion, or an average of $0.11 per share.

During July 2004, the Company issued 250,000 shares of common stock to its Chief Executive Officer, Anthony A. Maher, for the non-cash exercise of options, reducing related party debt by $17,500.

During October 2004, the Company issued 344,559 shares of common stock at $0.06 per share to its Chief Executive Officer, Anthony A. Maher, for the non-cash reduction of related party debt of $20,674.

During the year ended March 31, 2005, the Company repaid debt owed to the President of the Company, Anthony A. Maher, of $48,828 through cash payments and issuances of common stock.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

During September 2005, the Chief Executive Officer, Anthony A. Maher, exercised 100,000 options to purchase common stock for the repayment of debt and accrued interest owed in the amount of $16,000 for which he received 100,000 shares of common stock.

During January 2006, the Chief Executive Officer, Anthony A. Maher, exercised 25,000 options to purchase common stock for the repayment of debt and accrued interest owed in the amount of $4,000 for which he received 25,000 shares of common stock.

NOTE 15 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2006:

     Credit card debt                   $ 34,092
                                       ---------
            Total                       $ 34,092
                                       =========
NOTE 16 - GOING CONCERN

The Company's consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

During the fiscal year ending March 2006, the Company continued discussions with several target companies for possible merger and acquisition activities. The Company continued to strengthen its strategic alliances with K'NEX, Science Demo, and Absolute Toy Marketing for further product development and enhancement. The Company has also strengthened its international position by installing Learning Labs in Egypt, Dubai, and Saudi Arabia. To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market. Further, the Company is still pursuing merger and acquisition candidates and looking at different marketing strategies to realign products.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

              PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                     March 31, 2006 and 2005


NOTE 17 - SUBSEQUENT EVENTS

STEPS(TM)
------
In May 2006, the Company introduced a new school information management tool called STEPS(TM) for the $1.0B annual US market. STEPS(TM) (School Tracking Education Performance System) is a comprehensive school information management software and centralized data-warehousing system designed to meet criteria for NCLB and the needs of teachers, administrators, parents, and students. Its four components allow for absent students to locate homework assignments, parents to access their children's progress, teachers to simply and quickly enter student data from their desk, and administrators to quickly locate data on students as a group, a class or an individual. Those components are Master Scheduler, Office, Classroom, and In-Touch. Master Scheduler has a 90% placement rate and In-Touch allows teachers to do some of their work from home, by remotely accessing the system at school. Teachers were an integral part of the design and function of this system and as such, it is the most robust and user friendly of all the systems available today.
STEPS(TM) manages an education-enterprise through tight Internet-technology integration, unique technology leveraged product support, and advanced cross-platform technologies that ensure usability, security, and reliability on Microsoft Windows , Apple Mac-OS , and many various Unix operating systems. This cross platform flexibility and proven architecture provide a vehicle for PCS to cross-market into the school administration software marketplace.
As of the end of May 2006, several demonstrative sessions have been scheduled for interested customers. In addition, we have had three demonstrations to potential customers interested in the product. These demonstrations are provided online through desktop sharing with the presentation given by our in-house sales team.

Stock Option Issuance.
----------------------
In May 2006, the Company issued Stock Options to all employees. The issuance was a bonus to employees based on contribution and longevity with the Company. These options will begin vesting in May 2007. No option may be exercised prior to that date. The options were created to vest in three tiers, with the last tier vesting in May 2008. The total options issued to all employees were approximately 900,000 shares at an exercise price of $0.54 per share. In accordance with FASB 123(R), the Company expects to book an expense of $171,470, $171,470, $107,761, and $65,289 in fiscal years 2006, 2007, 2008, and 2009, respectively.

Proxy Statement Requests.
-------------------------

During the last fiscal year ended March 31, 2006, we have undertaken several steps to enhance our strategic position, as well as increase market awareness, namely the acquisition of 511092 N.B. LTD., the investment made from Barron Partners LP, and the execution and delivery of several Consulting Agreements.

To complete these steps, we have made commitments to issue up to 18,309,203 additional shares of our common stock, which is 9,505,660 shares in excess of the number of currently authorized and unissued shares of our common stock. As such, the Company filed a Preliminary Proxy Statement with the SEC. We have requested that the shareholders approve such increase within this Statement.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
---------------------

     None.

Item 8A.  Controls and Procedures.
----------------------------------

          On June 1, 2005, the Company's Audit Committee submitted for Board approval the following policies and procedure manuals: Accounting Policies and Procedures; Internal Control Procedures; and Sarbanes-Oxley Compliance. All three manuals were reviewed and unanimously approved by the Board of Directors. In addition to formalizing the Company's already existing policies, the Accounting Policies and Procedures and the Internal Control Procedures manuals include guidelines that offer an additional level of review of financial information. Due to the small accounting staff, the Company viewed this as an area for improvement. We believe that the approval and implementation of these policies with regards to disclosure controls and procedures are effective in timely alerting the Chief Executive Officer and the Chief Financial Officer to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As of the end of the period covered by this 10-KSB Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Audit Committee Chair, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8B.  Other Information.
----------------------------
    None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the name, address, age and position of each officer and director of the Company:


    Name                Age                      Position
    ----                ---                   --------

Anthony A. Maher        58                  Chairman of the Board,
                                            President, and
                                            Chief Executive Officer

Robert O. Grover        43                  Executive Vice President, Chief
                                            Technology Officer

Christina M. Vaughn     37                  Vice President, Chief Financial
                                            Officer

Donald J. Farley        58                  Secretary

Cecil D. Andrus         74                  Director

Michael K. McMurray     60                  Director

Term of Office.
---------------

     The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in August of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.
--------------------

     Anthony A. Maher. Mr. Maher was recruited to PCS at its inception as Chairman of the Board, President and Chief Executive Officer and structured the purchase of PCS Schools, Inc. and PCS LabMentors, LTD. Since then, Mr. Maher has overseen the development of the curriculum from four core areas to over 60; the development of its distance developer database; and the creation of its web-based publishing expertise. From 1982 to 1989 he was founder and Chairman of the Board of National Manufacturing Company, Inc. and its subsidiary, National Medical Industries, Inc. From 1979 to 1982, Mr. Maher was Executive Vice President for Littletree Inns, a hotel company based in Boise, Idaho with properties throughout the Northwest. Mr. Maher graduated from Boise State University in 1970 with a Bachelor of Arts degree in Political Science.

     Robert O. Grover. Mr. Grover joined PCS at its inception and became Executive Vice President in May 1996. Mr. Grover's current focus is on the development of PCS distance education applications including the web-based support and delivery systems that are integral to PCS Edventures!.COM(Registered), Edventures Labs(Trademarked), the Academy of Engineering(Trademarked), and PCS LabMentors' software. In 1992, he developed the PCS Merit System that has become the foundation of the PCS Edventures!.COM(Registered) learning systems online. Mr. Grover graduated from Boise State University in 1987 with a Bachelor of Arts degree in English.

     Christina M. Vaughn. Ms. Vaughn was promoted to Vice President and CFO from Assistant CFO on May 1, 2002. She joined PCS in September 2000 after serving eight years as an analyst for the local natural gas utility. She brings to PCS extensive knowledge of revenue, cash, and cost forecasting, asset/liability mitigation, and managed reporting of commodities pricing, as well as capital project analysis. She graduated, cum laude, in 1990 from the College of Idaho with a Bachelor of Business Administration in Finance, and in 1992 from Atkinson Graduate School of Management/Willamette University with a Masters of Business Administration.

     Donald J. Farley. Mr. Farley is the Secretary of the Company and acted as the Company's legal counsel from 1994 until 2005. Mr. Farley is a founding partner of the law firm of Hall, Farley, Oberrecht & Blanton, P.A. His legal practice emphasizes litigation and representation of closely held businesses. He has been in private practice since 1975, after serving a two-year judicial clerkship with former United States District Judge J. Blaine Anderson. Mr. Farley is admitted to practice before all state and federal courts in Idaho and has also been admitted to practice before the United States Supreme Court. He is a member of the American Bar Association, the International Association of Defense Counsel, Defense Research Institute, the Idaho State Bar Association and the Association of Trial lawyers of America. Mr. Farley graduated from the University of Idaho in 1970 with a Bachelor of Arts degree in Economics and from the University of Idaho College of Law in 1973.

     Cecil D. Andrus. Governor Andrus joined the PCS Board of Directors in November 1995. Following his retirement from public service in January 1995, Mr. Andrus founded and now directs the Andrus Center for Public Policy at Boise State University. Governor Andrus is the first person in the history of Idaho to be elected Governor four different times (1970, 1974, 1986, and 1990). When he retired from public office, he was the senior governor in the United States in length of service. Mr. Andrus resigned as governor in 1977 to become the Secretary of the Interior in the Carter Administration, the first Idahoan to serve in a Presidential Cabinet. Governor Andrus is a former Director of Albertsons and KeyCorp, and a current Director of The
Coeur D'Alene Company and Rentrak Corp. He also serves "Of Counsel" to the Gallatin Group, a public affairs and corporate analysis Company, and the Andrus Center for Public Policy at Boise State University.

     Michael K. McMurray. Mr. McMurray returned to the Board of PCS after having served from 1989 through 1994. He retired from Boise Cascade after serving there for over 30 years, starting as a Treasury Analyst in 1970, Assistant to Realty Controller from 1971 to 1974, Manager, Cash & Banking from 1974 to 1976, Manager of Banking & Corporate Credit from 1976 to 1980, Assistant Treasurer from 1980 to 1989, and then Assistant Treasurer and Director, Retirement Funds from 1989 until he retired in 2000. Mr. McMurray has served with distinction on several Boards including Regence Blue Shield of Idaho, American Red Cross, Farmers & Merchants State Bank, Idaho Housing and Finance, Boise Family YMCA, Hillcrest Country Club, and the Downtown Boise Association. He is a graduate of the University of Idaho with a degree in Finance and has completed the Program for Management Development at the Harvard Business School.

Identify Significant Employees.
-------------------------------

    Joseph A. Khoury. Mr. Khoury is the founder of PCS LabMentors, LTD, formerly known as 511092 N.B. LTD. Prior to forming LabMentors, he was employed as a software engineer with MIMS Consultants, Inc. He brings to PCS extensive knowledge of computer software and network communication systems. He graduated from the University of New Brunswick in 1993 with a Bachelor of Science in Electrical Engineering.

     Shannon M. Wilson. Ms. Wilson joined PCS as the Assistant Chief Financial Officer in August 2005 after working as a Chief Accountant for Washington Group International in the financial reporting department; internal reporting. Prior to working for Washington Group International, she was employed as a Registered Paralegal and Office Manager for an intellectual property law firm. She brings to PCS extensive knowledge of legal obligations and proceedings, intellectual property protection needs and management, cash management skills, capital project evaluation, GAAP knowledge, and financial reporting expertise. She graduated in 2002 from Boise State University with a Bachelor of Business Administration in Finance and in 2003 from Boise State University with a Masters of Business Administration.

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

Audit committee financial expert.
---------------------------------

     We chartered an audit committee in 2001 for the purpose of engaging HJ & Associates for the annual audit. The audit committee currently consists of board members, Michael McMurray and Cecil Andrus. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of
Item 401. The audit committee continued to implement the formal policy regarding the scope, responsibilities, and length of service for the audit committee adopted in fiscal year 2005.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and it was attached as Exhibit 14 to our 2004 Annual Report.

Item 10. Executive Compensation.
         -----------------------

Compensation.
-------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                       Long Term Compensation
                                      -------------------------

               Annual Compensation     Awards        Payouts
              ---------------------   -------------------------
(a)           (b)   (c)   (d)   (e)      (f)   (g)        (h)    (i)


                                Other  Restr.  Sec.               All
Name and                        Annual Stock   Underlying LTIP    Other
Principal          Salary Bonus Comp.  Award   Options/   Payouts Comp.
Position*    Year  ($)     ($)   ($)    ($)    SARs(#)     ($)     ($)
----------------------------------------------------------------------

Anthony A. 3/31/06 120,000   0    0      0       0          0       *
Maher      3/31/05 120,000   0    0      0       0          0       *
President
Director

* Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

     Mr. Maher is the only executive officer of PCS whose compensation
exceeded $100,000 during the last two fiscal years.   See the table below
under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item for stock options granted to Mr. Maher and other members of management during the last two fiscal years ended March 31, 2006 and 2005.

Options Grants in Last Fiscal Year.
-----------------------------------

     There were grants of stock options made during the fiscal years ended March 31, 2006 and 2005 to our directors and executive officers and others. These options are described below under the heading "Stock Option Plans and Other Incentive Compensation Plans" of this Item.

Compensation of Directors.
--------------------------

     Each fiscal year, the Board of Directors sets the dollar amount for the compensation of outside directors for their services. Said compensation shall be in the form of freely tradable PCS common stock at its then bid price, or in the form of stock options to purchase PCS common stock at its then current bid price. For fiscal years 2006 and 2005, the Board of Directors set the amounts of $15,000 for each of said fiscal years. It is the current practice of the Company to issue this compensation in the form of options that vest immediately upon execution of each agreement. The current CEO is excluded from receiving additional compensation as a Board member beginning in the second fiscal quarter of 2006 by unanimous consent of the Board and his own request.

Employment Agreements.
----------------------
     We have no written employment agreements with our management with the exception of our subsidiary president, Joseph A. Khoury. The contract was effective December 1, 2005 and expires after six months. The contract automatically renews for twelve-month periods, but may be terminated with ninety (90) days written notice by either party. The contract provides for a salary of $60,000 (Canadian dollars) per year, as well as issuance of Rule 144 stock if certain performance goals are met by the subsidiary as established by the Board.

Currently, the Company is paying the officers the following annual salaries:
Anthony A. Maher - $120,000; Robert O. Grover - $100,000 (effective December
2005); and Christina M. Vaughn - $40,000, who is employed on a part-time basis. The Company also makes available medical and dental insurance coverage for its officers and other U.S. employees.

Stock Option Plans and Other Incentive Compensation Plans.
----------------------------------------------------------

    PCS has adopted a Special Development Bonus Program ("Program") for its development staff for fiscal years 2005 and 2006. This Program allows the development staff, as defined therein, to receive a percentage bonus based on the total adjusted gross sales of the Company, with an increased percentage upon the Company being profitable.

    However, there are no other formal option plans or other incentive compensation plans as of the date of this report. Please see Note 13 for options issued by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security ownership of certain beneficial owners.
------------------------------------------------

None.

Security ownership of management.
---------------------------------

   The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock, based on 30,873,238 outstanding shares at June 9, 2006, unless indicated otherwise:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned                   Owned
     -------------------           ------------                   -----

     Anthony A. Maher                2,741,045(1)                  8.1%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Robert O. Grover                  588,790(2)                  1.7%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Donald J. Farley                1,730,121(3)                  5.1%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Cecil D. Andrus                 1,109,254(4)                  3.3%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     Michael K. McMurray               288,130(5)                  0.9%
     345 Bobwhite Court, Suite 200
     Boise, Idaho 83706

     Christina M. Vaughn               300,000(6)                  0.9%
     345 Bobwhite Court, Suite 200,
     Boise, Idaho 83706

     All officers and directors      6,757,340                    20.0%(7)
     as a group (six persons)

     (1) Based upon 33,614,283 shares of common stock issued and outstanding as of June 9, 2006, including 692,705 shares that may be issued upon the exercise of currently exercisable options held by Mr. Maher. The shares beneficially owned by Mr. Maher include: (i) 1,979,340 shares owned of record by Mr. Maher; (ii) 10,000 shares owned by Louise Maher; (iii) 9,500 shares which are beneficially owned by Sullivan Maher, LLC, for which Mr. Maher acts as a manager (iv) 35,000 shares owned by the Nick Maher Foundation, of which Mr. Maher is a trustee; (v) 4,500 shares owned by E. L. Sullivan which are voted by Mr. Maher pursuant to an irrevocable proxy; and 10,000 shares owned by the Maher Family Partnership LLP; and (vi) 692,705 shares which may be issued upon the exercise of currently exercisable stock options.

     (2) Based upon 31,462,028 shares of common stock issued and outstanding as of June 9, 2006, including 350,000 shares that may be issued upon the exercise of currently exercisable options held by Mr. Grover. The shares beneficially owned by Mr. Grover include 238,790 shares owned of record and 350,000 shares underlying currently exercisable options.

     (3) Based upon 32,603,359 shares of common stock issued and outstanding as of June 9, 2006, including 916,636 shares that may be issued upon the exercise of currently exercisable options held by Mr. Farley. These shares include 813,485 shares owned of record by Mr. Farley and 916,636 shares, which may be issued upon the exercise of currently exercisable stock options.

     (4) Based upon 31,982,492 shares of common stock issued and outstanding as of June 9, 2006, including 425,486 shares that may be issued upon the exercise of currently exercisable options held by Mr. Andrus. These shares include (i) 683,768 shares owned of record by Mr. Andrus and (ii) 425,486 shares which may be issued upon the exercise of currently exercisable stock options.

     (5) Based upon 31,161,368 shares of common stock issued and outstanding as of June 9, 2006, including 288,130 shares that may be issued upon the exercise of currently exercisable options held by Mr. McMurray. Mr. McMurray does not currently own any shares of our common stock.

     (6) Based upon 31,173,238 shares of common stock issued and outstanding as of June 9, 2006, including 300,000 shares that may be issued upon the exercise of currently exercisable options held by Ms. Vaughn. Ms. Vaughn does not currently own any shares of our common stock.

     (7) Based upon 33,846,195 shares of common stock issued and outstanding as of June 9, 2006, including all 2,972,957 shares that may be issued upon the exercise of currently exercisable options collectively held by all of our directors and executive officers.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the last two fiscal years ended March 31, 2006, and 2005, we have granted certain stock options to members of our management.

     During the year ended March 31, 2003, three members of our Board of Directors acted as guarantors on a promissory note that provided us $60,600 in financing. This note was paid in full during 2004.

     On September 14, 2004, we authorized and issued options to purchase 335,520 shares of common stock to Board Members as payment for accrued directors fees totaling $45,000. These options vested immediately and have an exercise price ranging from $0.10-$0.23 per share. This payment covered all directors' fees incurred for the year ended March 31, 2004.

     During 2004, we issued 305,441 shares of common stock to our President, Anthony A. Maher, in payment of $32,608 in accrued interest. The stock was valued at the market price of the stock on the dates of conversion, or an average of $0.11 per share.

     During the quarter ended June 30, 2004, we issued options to purchase 150,000 shares of common stock to a newly appointed member of the Board of Directors for services rendered. The options are exercisable at $0.15 per share and expire on June 30, 2014. The issuance of these options resulted in $3,000 in non-cash director expenses included in general and administrative expense.

     During July 2004, we issued 250,000 shares of common stock to our Chief Executive Officer, Anthony A. Maher, for the non-cash exercise of options, reducing related party debt by $17,500.

     During the month of September 2004, we issued options to purchase 14,423 shares of common stock to each of our four Board Members, for a total issuance of 57,692 at an exercise price of $0.26 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2004.

     During October 2004, we issued 344,559 shares of common stock at $0.06 per share to our Chief Executive Officer, Anthony A. Maher, for the non-cash reduction of related party debt of $20,674.

     During the month of January 2005, we issued options to purchase 78,948 shares of common stock to each of our four Board Members, for a total issuance of 315,792 at an exercise price of $0.10 per share. The options were issued as compensation for Board services for the quarters ending September 30, 2004, and December 31, 2004.

     During the year ended March 31, 2005, we repaid debt owed to our President, Anthony A. Maher, of $48,828 through cash payments and issuances of common stock.

     During the month of April 2005, we issued options to purchase 20,270 shares of common stock to each of our four Board Members, for a total issuance of 80,080 at an exercise price of $0.185 per share. The options were issued as compensation for Board services for the quarter ending March 31, 2005.

     During the month of June 2005, we issued options to purchase 5,769 shares of common stock to each of our four Board Members, for a total issuance of 23,076 shares at an exercise price of $0.65 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2005.

     During September 2005, our Chief Executive Officer, Anthony A. Maher, exercised 100,000 options to purchase common stock for the repayment of debt and accrued interest owed in the amount of $16,000 for which he received 100,000 shares of common stock.

     During the month of September 2005, we issued options to purchase 5,597 shares of common stock to each of our three Board Members, the CEO, Anthony A. Maher is excluded from all future issuances of Board compensation per his request and consent minutes of the Board, for a total issuance of 16,791 shares at an exercise price of $0.67 per share. The options were issued as compensation for Board services for the quarter ending September 30, 2005.

     During the month of December 2005, we issued options to purchase 6,048 shares of common stock to each of our three Board Members for a total issuance of 18,144 shares at an exercise price of $0.62 per share. The options were issued as compensation for Board services for the quarter ending December 31, 2005.

     During January 2006, our Chief Executive Officer, Anthony A. Maher, exercised 25,000 options to purchase common stock for the repayment of debt and accrued interest owed in the amount of $4,000 for which he received 25,000 shares of common stock.

     During the month of March 2006, we issued options to purchase 7,075 shares of our common stock to each of our three Board Members for a total issuance of 21,225 shares at an exercise price of $0.53 per share. The options were issued as compensation for Board services for the quarter ending March 31, 2006.

Item 13. Exhibits.
------------------

Exhibits*
(i)
                                          Where Incorporated
                                            in this Report
                                            --------------
Registration Statement on SB-2/A
filed May 2, 2001, as                       Parts I, II and III
amended.**

Registration Statement on SB-2/A
filed March 13, 2006, as                    Parts I, II and III
amended.**

8K filed December 9, 2005 re: LabMentors    Parts I, II and III

8K/A filed February 15, 2006 re: LabMentors Parts I, II and III

8K filed January 9, 2006 re: Barron         Parts I, II and III

(ii)
Exhibit
Number               Description
------               -----------
  2           Letter of Intent between the Company and 511092 N.B. LTD*

 10           Note Purchase Agreement between the Company and Barron
              Partners*

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

ITEM 14.  Principal Accountant Fees And Services.
          ---------------------------------------

      Audit Fees.

     The following is a summary of the fees billed to PCS by its Principal accountants during the last two fiscal years:

     Fee category                      2006           2005
     ------------                      ----           ----

     Audit fees                        $ 60,300   $32,500

     Audit-related fees                $      0   $     0

     Tax fees                          $      0   $     0

     All other fees                    $      0   $     0
                                       --------   -------
     Total fees                        $ 60,300   $32,500
                                       ========   =======

     The amounts listed above consist of fees for professional services rendered by our Principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our Principal accountants in connection with statutory and regulatory filings or engagements. In addition, the audit fees include the audit undertaken of the financial statements of the recently acquired PCS LabMentors, LTD. subsidiary.

     Audit-Related Fees. Consists of fees for assurance and related services by our Principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax Fees. Consists of fees for professional services rendered by our Principal accountants for tax compliance, tax advice and tax planning.

     All Other Fees. Consists of fees for products and services provided by our Principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees," and "Tax Fees" above. The fees disclosed in this category include miscellaneous fees performed by our Principal accountants not related to those categorized above.

                                SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PCS EDVENTURES!.COM, INC.



Date: 06/29/2006                      By:/s/Anthony A. Maher
      ----------                         ------------------------------------
                                         Anthony A. Maher
                                         CEO, President and Chairman of the
                                         Board of Directors

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 06/29/2006                      By:/s/Christina M. Vaughn
      ----------                         ------------------------------------
                                         Christina M. Vaughn
                                         Vice President, CAO, and CFO


Date: 06/29/2006                      By:/s/Donald J. Farley
      ----------                         ------------------------------------
                                         Donald J. Farley
                                         Secretary and Director


Date: 06/29/2006                      By:/s/Cecil D. Andrus
      ----------                         -----------------------------------
                                         Cecil D. Andrus
                                         Director


Date: 06/29/2006                      By:/s/Michael K. McMurray
      ----------                         -----------------------------------
                                         Michael K. McMurray
                                         Director