Form 10QSB
period 2006-06-30
PCS EDVENTURES COM INC
filed 2006-08-14
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D.C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: August 10, 2006 - 31,361,090 shares.

Transitional Small Business Disclosure Format (Check One):  Yes     No X

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2006 and March 31, 2006

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets

                              ASSETS

                                                    June 30,      March 31,
                                                      2006          2006
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $ 154,938  $   297,239
 Accounts receivable                                 417,255      608,453
 Prepaid expenses                                     12,899       14,137
 Deferred costs                                        5,494       13,073
 Finished goods inventory                             45,830       75,606
 Capitalized costs (Net) (Note 3)                     44,836       89,667
                                                   ---------   ----------
  Total Current Assets                               681,252    1,098,175
                                                   ---------   ----------

FIXED ASSETS (NET)                                    12,722       18,164
                                                   ---------   ----------

INTELLECTUAL PROPERTY (NET) (Note 4)                  14,287       16,145
                                                   ---------   ----------

EDUCATIONAL SOFTWARE (NET) (Note 5)                  121,208      130,404
                                                   ---------   ----------

GOODWILL (Notes 6)                                   485,238      485,238
                                                   ---------   ----------
OTHER ASSETS

 Deposits                                              6,175        6,175
 Employee receivable                                     221        1,550
 Other assets                                          1,151            -
                                                   ---------   ----------
  Total Other Assets                                   7,547        7,725
                                                   ---------   ----------
  TOTAL ASSETS                                   $ 1,322,254   $1,755,851
                                                 ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-2

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      June 30,   March 31,
                                                       2006         2006
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $  235,981   $ 312,866
 Accrued compensation                                   64,937     109,531
 Payroll taxes payable                                  24,036      54,886
 Deposits payable                                        4,461       4,280
 Accrued interest                                        1,946       4,280
 Accrued expenses (Note 7)                              30,628      34,092
 Unearned revenue                                      113,723     136,554
 Notes payable - related parties (Note 8)              116,423     116,590
 Notes payable (Net) (Note 9)                          716,386     471,022
 Other current liabilities                               7,570      10,322
                                                    ----------   ---------
  Total Current Liabilities                          1,316,091   1,253,018
                                                    ----------   ---------
  Total Liabilities                                  1,316,091   1,253,018
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 10)

 Preferred stock, no par value, authorized
   10,000,000 shares, no shares issued
   and outstanding                                           -           -
 Common stock, no par value, authorized 40,000,000
  shares; 31,361,090, shares issued
  and outstanding, respectively                     26,551,074  26,377,041
 Accumulated comprehensive loss                         (3,793)     (7,136)
 Accumulated deficit                               (26,541,118)(25,867,072)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                   6,163     502,833
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $ 1,322,254 $ 1,755,851
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-3

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)


                         For the Three Months Ended
                                   June 30,
                         --------------------------
                            2006           2005
                          ----------     ----------
REVENUE
  Lab Revenue             $  510,333    $  889,522
  License Revenue             50,336        44,132
  Subscription Revenue             -         1,318
                          ----------    ----------
      Total Revenues         560,669       934,972

COST OF GOODS SOLD/
   COST OF SALES             243,668       382,211
                          ----------    ----------
GROSS PROFIT                 317,001       552,761
                          ----------    ----------
OPERATING EXPENSES

 Salaries and wages          219,209       106,768
 Depreciation and
   amortization expense      397,193         1,190
 Options/Warrants expense    111,927             -
 General and administrative  272,837       293,767
                          ----------    ----------
  Total Operating Expenses 1,001,166       401,725
                          ----------    ----------
OPERATING INCOME (LOSS)     (684,165)      151,036
                          ----------    ----------
OTHER INCOME AND EXPENSES

 Interest income                 553             5
 Interest expense             (5,016)      (23,778)
 Other income                 14,582        16,455
                          ----------    ----------
  Total Other Income and
  (Expenses)                  10,119        (7,318)
                          ----------    ----------
INCOME (LOSS) BEFORE
INCOME TAXES                (674,046)      143,718

INCOME TAX EXPENSE                 -             -
                          ----------    ----------
NET INCOME (LOSS)           (674,046)      143,718

 Foreign currency
    translation                3,343             -
                          ----------    ----------
COMPREHENSIVE NET
 INCOME (LOSS)            $ (670,703)   $  143,718
                          ==========    ==========
BASIC INCOME (LOSS)
 PER SHARE                $    (0.02)   $     0.01
                          ==========    ==========

WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING 28,087,871    26,515,013
                          ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-5



                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                            For the
                                                       Three Months Ended
                                                          June 30,

                                                      ----------------------
                                                         2006        2005
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $(674,046)    $143,718
 Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Depreciation and amortization                         352,361        1,190
  Amortization of capitalized costs                      44,832            -
  Stock/Stock options issued for consulting services     40,861        8,649
  Stock options issued for board compensation            11,245       15,000
  Stock options issued for employee compensation        125,856        2,825
  Amortization of expenses prepaid with common stock          -       (7,667)
  Stock issued for legal expenses                             -       35,000
  Gain on return of common stock                              -      (13,750)
Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable            191,198     (107,924)
 (Increase) decrease in inventory                        29,776      (46,291)
  Decrease in deferred costs                              7,578      110,367
  Decrease in accounts payable and accrued
   liabilities                                         (182,366)     (44,976)
  Increase (decrease) in interest payable                 2,904       (4,240)
  Increase in unearned revenue                          (22,831)    (110,315)
  Decrease in other assets                               17,490       (4,193)
                                                      ---------     --------
   Net Cash Provided (Used) by Operating Activities     (55,142)     (22,607)
                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash payment for notes receivable                       (4,270)           -
 Purchase of fixed assets                                     -       (2,515)
 Loss on sale of fixed assets                             3,758            -
                                                      ---------     --------
   Net Cash Provided by (Used) Investing Activities        (512)      (2,515)
                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments to related parties                                  -            -
 Principal payments on notes payable                    (89,990)     (27,726)
 Payments on notes payable                                    -       60,380
 Proceeds from notes payable                                  -       41,728
                                                      ---------    ---------
   Net Cash Provided (Used) by Financing Activities     (89,990)      74,382
                                                      ---------    ---------
  Foreign currency translation                            3,343            -
                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH                        (142,301)      49,260

CASH AT BEGINNING OF PERIOD                             297,239       16,753
                                                      ---------    ---------
CASH AT END OF PERIOD                                 $ 154,938    $  66,013
                                                      =========    =========
Cash Paid For:

 Interest                                              $   5,016   $  13,199
 Income taxes                                          $       -   $       -

The accompanying notes are an integral part of these consolidated financial statements.
                               F-9

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                 June 30 and March 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the results of PCS Edventures!.com, Inc. and its subsidiaries. The subsidiaries include PCS School, Inc. and PCS LabMentors, LTD., which the Company acquired in October 1994 and November 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements and presented on an unaudited basis. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2006 Annual Report on Form 10-KSB, which is on file with the SEC.

The financial statements presented are on a consolidated basis and include post-acquisition numbers of PCS LabMentors, LTD. The pre-acquisition net income(loss) and balance sheet accounts are not included herein.

The operating results for the three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company continued discussions with several target companies for possible merger and acquisition activities. Furthermore, the Company continued to strengthen its strategic alliances with K'NEX, Science Demo, and Absolute Toy Marketing for further product development and enhancement. The Company has also strengthened its international position by installing Learning
Labs in Egypt, Dubai, and Saudi Arabia. To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market. Further, the Company is looking at different marketing strategies to realign products.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CAPITALIZED COSTS

The capitalized costs of $44,836 are the costs associated with the Note Payable Agreement dated December 29, 2005, which funded on January 3, 2006, between the Company and Barron Partners, LP. The total amount of $134,500 is being amortized over the life of the note payable, which has a conversion date of September 30, 2006. To date, $89,664 has been amortized. The additional amount will be amortized each month for the next quarter of fiscal year
2007, after which time the capitalized costs will be fully amortized.

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company's delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $16,145 as of March 31, 2006.
Amortization recognized for the quarter ended June 30, 2006 was $1,858.

NOTE 5 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of LabMentors and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $130,404 as of March 31, 2006. A total of $9,196 of related depreciation was recognized during the current quarter ended June 30, 2006.

NOTE 6 - GOODWILL

The entire goodwill balance of $485,238 at June 30, 2006, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

At the end of the June 30, 2006 quarter, we undertook an impairment review. After reviewing current operating income and future growth potential of the subsidiary, the Company determined that no impairment was created. The basis for this determination included the growth of existing clients since the end of the fiscal year, conversations with potential customers for the upcoming year, as well as the added economies of scale the subsidiary has added to the Company as a whole, including several technical performance enhancements supplied by LabMentors to supplement the core capabilities of PCS, such as creation of added Internet service bandwidth and associated signal routing capabilities not known to the technical people at PCS; locating and managing a demonstration server on their system for a wide variety of PCS products; and assisting technical people from PCS in the creation and management of a server to host the PCS STEPS(TM) product. In conclusion, the Company felt and still feels that LabMentors brought more than a cutting edge product to PCS, including vertical integration and technology not previously known by PCS.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are made up of credit card debt of $30,628 at June 30, 2006.

NOTE 8 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party consisted of the following at June 30, 2006:

Notes payable to the President bearing interest
 at 10% per annum, all unpaid principal and
 interest payments due on demand                               $ 116,423
                                                               ---------
            Total Notes Payable Related Party                  $ 116,423
                                                               =========
NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2006:

Notes payable related to an investing company
 bearing no interest, with a conversion option on
 September 30, 2006
                                                              $1,000,000

Debt Discount on notes payable                                 $(333,334)

Notes payable to a Canadian governmental agency
 bearing no interest, with payments due
 September 1, 2006, unsecured (1)                                 49,720

Line of credit with a financing institution with varying
 interest rates, due periodically (generally monthly),
 secured by assets and specific receivables                       89,990
                                                               ---------
               Total Notes Payable                             $ 716,386
                                                               =========

(1) The notes payable to a Canadian governmental agency varied from the amount shown at fiscal year end March 31, 2006 due to a fluctuation in the currency exchange rate. No new funds were borrowed to cause the increase.

All notes payable are considered to be current. The discount on notes payable is being amortized monthly over the length of the agreement (conversion date of September 30, 2006) in accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" and APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants."

The notes payable related to an investing company bearing no interest, with a conversion option on September 30, 2006 is explained in further detail in our 10-KSB dated March 31, 2006 on file with the SEC.

As of August 14, 2006, the Note had not been converted and neither of the warrants had been exercised, in whole or in part.

NOTE 10 - Stockholders' Equity

The Stockholders' Equity Section increased during the quarter due to the following transactions:

During the quarter ended June 30, 2006, the Company issued 25,000 shares of common stock in exchange for conversion of related party note payable with interest valued at $4,000.

During the quarter ended June 30, 2006, the Company issued 18,312 shares of common stock in exchange for consulting services valued at $9,115.

During the quarter ended June 30, 2006, the Company issued stock options to purchase 64,287 shares of common stock in exchange for consulting services valued at $31,745.

During the quarter ended June 30, 2006, the Company expensed options in accordance with FAS 123(R) valued at $111,927.

During the quarter ended June 30, 2006, the Company issued stock options to purchase 18,750 share of common stock as board compensation valued at $11,245.

During the quarter ended June 30, 2006, the Company issued 11,321 shares of common stock to our subsidiary president, Joseph A. Khoury, pursuant to his employment agreement valued at $6,000.

Some of the transactions listed above were a result of the Company's adoption of SFAS 123(R)(see next paragraph). The value of the stock options granted during the current quarter was properly accounted for under the stockholders' equity section because the Company's stock has no par value.

We account for stock-based employee compensation in accordance with SFAS 123(R) (revised 2004) "Share-Based Payment." SFAS No. 123(R) requires employee stock-based compensation to be measured based on the fair value as of the grant-date of the awards and the cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. Historically, the Company used the intrinsic method of valuation as specified in APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations and accordingly no compensation cost had been recognized for stock options in prior years. This pronouncement eliminates the alternative use of Accounting Principles Board (APB) No. 25, wherein the intrinsic value method of accounting for awards was used. As a result of adopting the fair value method for stock compensation, all future awards and awards vesting in future periods will be expensed over the stock options vesting period as defined in its contract award. The Company adopted this provision during the first quarter of fiscal year 2007, which ends March 31, 2007.

A summary of the status of the Company's outstanding stock options for the current fiscal year as of June 30, 2006 is presented below:

                                                            Weighted
                                                             Average
                                                            Exercise
                                               Shares         Price
                                             ----------      --------
       Outstanding, March 31, 2006            9,109,090        $0.94
       Granted                                1,063,037        $0.55
       Expired/Cancelled                              -          n/a
       Exercised                                (25,000)       $0.11
                                             ----------      -------
       Outstanding, June 30, 2006            10,147,127        $0.90
                                             ==========      =======

       Exercisable, June 30, 2006             8,366,127        $1.00
                                             ==========      =======

NOTE 11 - SUBSEQUENT EVENTS

On July 7, 2006, the Company signed a Letter of Intent (LOI) for acquisition of certain technological assets of a small, non-publicly traded, U.S. company. The transaction is anticipated to close on or before August 31, 2006. The purchase of assets will be through the issuance of 375,000 shares of Rule 144 stock as stated in the Stock Purchase Agreement.

On July 26, 2006, the Company signed an Equipment Lease (Lease) with Genesis Financial, Inc. The Lease is effective for three years from inception. The Lease is for servers to be located at an offsite server farm. The equipment will be used by all facets of the Company, including its Canadian subsidiary.

On July 31, 2006, the Company entered into a non-exclusive Distribution Agreement with Valiant Technology, Ltd. located in London, UK. Valiant is in the business of designing, developing, marketing, selling, and maintaining various educational products. The Agreement allows the Company to sell certain of Valiant's product lines, namely MathAmigo Software, Roamer and Roamer Accessories, Invento, and Tronix. The Agreement is for distribution rights in the United States and Canada.

                               F-13

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

     PCS LabMentors is the exclusive provider of a proprietary virtual lab technology designed to provide hands-on experience to high school through college students studying a variety of technical topics. These technical topics include programming, network management, security and operating systems. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server 3000(Registered), Linux(Registered) system administration and various other applications without the associated overhead of owning and managing various hardware platforms.

     The Company is engaged in the business of developing and marketing educational learning labs bundled with related technologies and programs. Our products and technologies are targeted and marketed to the public and private school classrooms for pre-kindergarten through college, after school market and home school market. Our products and technologies are delivered to each of these markets through an inventory of hardware, software, books (both developed in-house and from external sources) and Internet access. Our technologies and products are delivered to the home user through Internet access via a subscription based website. Our products and technologies allow students ages three and up to explore the basic foundations of mechanical engineering, structures in architecture, robotics, mathematics, art, computer science, programming and physical science.

   PCS Edventures!.com, Inc. has developed several innovative technology based educational programs directed to the pre-kindergarten through high school age groups. Our Academy of Engineering(Trademarked); Academy of Electric Engineering(Trademarked); Academy of Science(Trademarked); Academy of Robotics(Trademarked); Edventures! Lab(Trademarked); and Discover! Lab products are site-license installations for classrooms and learning programs. Our PCS BrickLab(Trademarked) and Young Learner Building Box(Trademarked) products are also for classrooms and learning programs, but are not licensed. Our Edventures! Online(Trademarked) product is our comprehensive Internet delivered educational experience that supports our Edventures! Labs and our Discover! Labs site licenses and also serves as a stand-alone program for home use on a monthly subscription basis. Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, learning centers and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

    The results of operations discussed herein are on a consolidated basis.

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

Results of Operations.
----------------------

Results of Operations - Overview.
---------------------------------

     The quarter ended June 30, 2006, resulted in a net loss of ($674,046). This net loss is an increased loss of ($817,764) or approximately 569% from the net income for the quarter ended June 30, 2005, of $143,718. The Basic Loss per Share for the quarter ended June 30, 2006, was ($0.02), as compared to the income per share of $0.01 for the quarter ended June 30, 2005. Details of changes in revenues and expenses can be found below.

     During the quarter ended June 30, 2006, the Company experienced significant, non-recurring, non-cash losses. These losses are described in more detail below. Excluding these non-cash, non-recurring losses, namely the amortization of capitalized costs ($44,833), expense related to stock issued below or above market value ($1,615), amortization of stock options in accordance with FAS 123(R) ($154,917) and amortization of the debt discount ($333,333), which total $534,698, the Company had a net loss of ($139,348), excluding non-cash, non-recurring losses (expenditures), as compared to the net income of $143,718 for the quarter ended June 30, 2005.

Three months ended June 30, 2006, compared to three months ended June 30,
2005.
-----

     Revenues for the three-month period ended June 30, 2006, decreased to $560,669 or by $374,303 (40%) as compared to $934,972 for the three-month period ended June 30, 2005. This decrease is due to the unusually large sales during the June 30, 2005, quarter to Edison Schools that were not replicated in this quarter. This amount was partially offset by increased license renewals and new customer sales.

     Cost of goods sold for the three-month period ended June 30, 2006, decreased by $138,543 (36%) to $243,668 as compared to $382,211 for the three-month period ended June 30, 2005. This decrease was due to the decrease in sales, which was partially offset by the increase in shipping costs.

     Operating expenses for the three-month period ended June 30, 2006, increased by $599,441 (149%) to $1,001,166 as compared to $401,725 for the three-month period ended June 30, 2005. Part of the increase during this quarter as compared to the June 30, 2005, quarter was due to the increase in the number of employees, as well as the acquisition of LabMentors. The remainder of the increase during the first quarter of fiscal year 2007 was due to the non-cash items. We had non-cash depreciation expense of $44,833 related to the amortization of capitalized costs for the Barron Partners transaction. We expect to continue to book this non-cash expense over the next quarter of fiscal year 2007, after which time the capitalized costs will be fully amortized. In addition, we booked a non-cash expense during the quarter in the amount of $111,927 relating to the expense of options issued in accordance with FAS 123(R).

     Interest expenses for the three-month period ended June 30, 2006, decreased to $5,016 as compared to $23,778 for the three-month, period ended June 30, 2005. This decrease was due to repayment of short term borrowing.

Liquidity.
----------

     As of the quarter ended June 30, 2006, we had $154,938 in Cash, with total current assets of $681,252 and total current liabilities of $1,316,091. We have an accumulated deficit of ($26,541,118) and shareholders' equity of $6,163.

     The Company has a current ratio of 51.8%. The current ratio for the Quarter ended June 30, 2005 was 47.6%. The ratio indicates that we are currently utilizing all available resources to help grow the Company through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

Item 3.   Controls and Procedures.
----------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

     None; not applicable.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

Joseph Khoury                   11,321      6,000
Anthony A. Maher                25,000      4,000
Cyndel & Co., Inc.               6,378      3,380(1)
Cyndel & Co., Inc.               6,104      3,235(2)
Cyndel & Co., Inc.               5,830      2,500(3)

     (1) These shares were issued for consulting expenses at a weighted average of $0.392 per share, which was below the fair market value and thus additional expenses of $880.16 were booked.

     (2) These shares were issued for consulting expenses at a weighted average of $0.4096 per share, which was below the fair market value and thus additional expenses of $734.92 were booked.

     (3) These shares were issued for consulting expenses at a weighted average of $0.4288 per share.

     We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various other federal and similar state exemptions from registration.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     None at this time, but please refer to the Company's Preliminary Proxy Statement on file with the Securities and Exchange Commission that is planned to be mailed to stockholders as soon as is reasonably practicable.

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

               31.1  302 Certification of Anthony A. Maher

               31.2  302 Certification of Christina M. Vaughn

               32    906 Certifications

                     SB-2 Registration Statement Filed with an Effective Date of May 11, 2001*

                     SB-2 Registration Statement Filed with an Effective Date of March 15, 2006*

                     Preliminary Information Statement filed with the Securities and Exchange Commission on June 14, 2006*

                     *  Incorporated by Reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PCS EDVENTURES!.COM, INC.


Date: 8/14/2006                  By:/s/Anthony A. Maher
     -----------                    -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 8/14/2006                  By:/s/Christina M. Vaughn
     -----------                    -------------------------------------
                                    Christina M. Vaughn
                                    Chief Financial Officer


Date: 8/14/2006                  By:/s/Donald J. Farley
     ----------                     -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director


Date: 8/14/2006                  By:/s/Cecil D. Andrus
     -----------                    -------------------------------------
                                    Cecil D. Andrus
                                    Director

Date: 8/14/2006                  By:/s/Michael K. McMurray
     -----------                    -------------------------------------
                                    Michael K. McMurray
                                    Director