Form 10QSB
period 2006-09-30
PCS EDVENTURES COM INC
filed 2006-11-13
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D.C.  20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

                                31,873,555

                            September 30, 2006

Transitional Small Business Disclosure Format (Check One):  Yes     No X
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

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 2006 and March 31, 2006

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets

                              ASSETS
                                                   September 30,  March 31,
                                                      2006          2006
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $   177,602  $  297,239
 Accounts receivable                                   175,155     608,453
 Prepaid expenses                                        6,370      14,137
 Deferred costs                                         28,139      13,073
 Finished goods inventory                               80,446      75,606
 Capitalized costs (Net) (Note 3)                            -      89,667
                                                   -----------  ----------
  Total Current Assets                                 467,712   1,098,175
                                                   -----------  ----------

FIXED ASSETS (NET) (Note 4)                             10,921      18,164
                                                   -----------  ----------

INTELLECTUAL PROPERTY (NET) (Note 5)                   236,826      16,145
                                                   -----------  ----------

EDUCATIONAL SOFTWARE (NET) (Note 6)                    107,061     130,404
                                                   -----------  ----------

GOODWILL (Note 7)                                      485,238     485,238
                                                   -----------  ----------
OTHER ASSETS

 Deposits                                                7,371       6,175
 Employee receivable                                         -       1,550
                                                   -----------  ----------
  Total Other Assets                                     7,371       7,725
                                                   -----------  ----------
  TOTAL ASSETS                                     $ 1,315,129  $1,755,851
                                                   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   September 30, March 31,
                                                       2006         2006
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $  187,380   $ 312,866
 Accrued compensation                                   27,400     109,531
 Payroll taxes payable                                  28,737      54,886
 Deposits payable                                        4,485       4,280
 Accrued interest                                        4,880       2,875
 Accrued expenses (Note 8)                              30,300      34,092
 Unearned revenue                                      160,904     136,554
 Notes payable - related parties (Note 9)              116,423     116,590
 Notes payable (Net) (Note 10)                       1,049,987     471,022
 Other current liabilities                              16,083      10,322
                                                    ----------   ---------
  Total Current Liabilities                          1,626,579   1,253,018
                                                    ----------   ---------
  Total Liabilities                                  1,626,579   1,253,018
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 11)

 Preferred stock, no par value, authorized
   20,000,000 shares, no shares issued
   and outstanding                                           -           -
 Common stock, no par value, authorized 60,000,000
  shares; 31,873,555 and 31,306,457 shares issued
  and outstanding, respectively                     26,924,002  26,377,041
 Accumulated comprehensive loss                         (2,768)     (7,136)
 Accumulated deficit                               (27,232,684)(25,867,072)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                (311,450)    502,833
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $ 1,315,129 $ 1,755,851
                                                   =========== ===========






The accompanying notes are an integral part of these consolidated financial statements.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
             Consolidated Statements of Operations
                          (Unaudited)

                         For the Three Months Ended   For the Six Months Ended
                                September 30,                September 30,
                         --------------------------    -----------------------
                            2006           2005            2006         2005

                         ----------     ----------     ----------  ----------

REVENUE
  Lab Revenue            $  447,950     $  762,852     $  958,332  $1,652,374
  License Revenue            56,936         47,350        107,272      91,482
  Subscription Revenue            -          1,235              -       2,553
                          ----------    ----------      ---------- ----------
      Total Revenues         504,886       811,437       1,065,604  1,746,409

COST OF GOODS SOLD/
   COST OF SALES             205,319       477,080         449,001    859,291
                          ----------    ----------      ---------- ----------
GROSS PROFIT                 299,567       334,357         616,603    887,118
                          ----------    ----------      ---------- ----------
OPERATING EXPENSES
 Salaries and wages          237,001       150,323         440,885    257,091
 Stock Compensation           40,887             -          46,245          -
 Depreciation and
   amortization expense      397,197         1,191         794,408      2,381
 Options/Warrants expense     99,871             -         211,798          -
 General and administrative  208,853       310,264         490,248    604,031
                          ----------    ----------      ---------- ----------
  Total Operating Expenses   983,809       461,778       1,983,584    863,503
                          ----------    ----------      ---------- ----------
OPERATING INCOME (LOSS)     (684,242)     (127,421)     (1,366,981)    23,615
                          ----------     ---------      ---------- ----------
OTHER INCOME AND EXPENSES
 Interest income                 537            18           1,089         23
 Interest expense             (4,550)      (11,089)        (11,000)   (34,867)
 Other income                      -           676          13,565     17,131
 Other expense                (3,314)       (2,400)         (2,285)    (2,400)
                          ----------    ----------      ---------- ----------
  Total Other Income and
  (Expenses)                  (7,327)      (12,795)          1,369    (20,113)
                          ----------    ----------      ---------- ----------
INCOME (LOSS) BEFORE
INCOME TAXES                (691,569)     (140,216)     (1,365,612)     3,502

INCOME TAX EXPENSE                 -             -               -          -
                          ----------    ----------      ---------- ----------
NET INCOME (LOSS)           (691,569)     (140,216)     (1,365,612)     3,502
 Foreign currency
    translation                1,025             -           4,368          -
                          ----------    ----------      ---------- ----------
COMPREHENSIVE NET
 INCOME (LOSS)            $ (690,544)   $ (140,216)    $(1,361,244)$    3,502
                          ==========    ==========     =========== ==========
BASIC INCOME (LOSS)
 PER SHARE                $    (0.02)   $     0.00     $     (0.05)$     0.00
                          ==========    ==========     =========== ==========

WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING 27,725,941    26,874,521      28,410,297 26,854,923
                          ==========    ==========     =========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                            For the
                                                       Six Months Ended
                                                          September 30,
                                                      ----------------------
                                                         2006        2005
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $(1,365,612) $   3,502
 Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Depreciation and amortization                           704,741      2,381
  Amortization of capitalized costs                        89,667          -
  Stock/Stock options issued for consulting services       41,909     96,782
  Stock options issued for board compensation              22,492     15,000
  Stock options issued for employee compensation          272,590      9,825
  Amortization of expenses prepaid with common stock            -     (6,667)
  Stock issued for legal expenses                               -     35,000
  Gain on return of common stock                                -    (13,750)
Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable              504,186   (453,367)
 (Increase) decrease in inventory                          (4,840)   (79,112)
  Decrease in deferred costs                              (15,066)   105,372
  Decrease in accounts payable and accrued
   liabilities                                           (274,096)   226,899
  Increase (decrease) in interest payable                   5,839     24,954
  Increase in unearned revenue                            (46,538)    77,739
  Decrease in other assets                                 24,193      7,513
                                                        ---------   --------
   Net Cash Provided (Used) by Operating Activities       (40,535)    52,071
                                                        ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                       -     (4,298)
 Cash payment on notes receivable                          (4,638)         -
 Loss on sale of fixed assets                               3,758          -
                                                         --------   --------
   Net Cash Provided by (Used) Investing Activities          (880)    (4,298)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments to related parties                                    -          -
 Proceeds from issuance of common stock                     7,400     55,035
 Principal payments on notes payable                      (89,990)   (43,605)
 Proceeds from notes payable                                    -     54,092
                                                         --------  ---------
   Net Cash Provided (Used) by Financing Activities       (82,590)    65,522

Conversions                                                 4,368          -

                                                         --------  ---------
NET INCREASE (DECREASE) IN CASH                          (119,637)   113,295

CASH AT BEGINNING OF PERIOD                               297,239     16,752
                                                         --------  ---------
CASH AT END OF PERIOD                                    $177,602  $ 130,047
                                                         ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
       Consolidated Statements of Cash Flows (Continued)
                          (Unaudited)

                                                            For the
                                                       Six Months Ended
                                                          September 30,
                                                      ----------------------
                                                         2006        2005
                                                      ---------    ---------
Cash Paid For:

 Interest                                             $   5,161    $  21,386
 Income taxes                                         $       -    $       -

NON-CASH INVESTING & FINANCING ACTIVITIES:

Purchase of Assets for stock                          $ 225,000    $       -
Issuance of stock for payment on notes payable
  and interest                                        $       -    $  140,653
 Common stock issued for related party debt           $       -    $      364







The accompanying notes are an integral part of these consolidated financial statements.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           September 30, 2006 and September 30, 2005

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

The operating results for the six-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           September 30, 2006 and September 30, 2005

NOTE 2 (continued) - GOING CONCERN

During the interim period ending September 30, 2006, the Company has established alternative supplier channels, including manipulatives being supplied by K'NEX and EduWise, Co. By creating the alternative supplier chains, the Company has been able to better leverage its purchasing power for such manipulatives. The Company has increased marketing efforts throughout the United States with increased attendance at trade show conferences and new marketing materials, including a redesigned website. The Company continues to enhance existing and create new products to fit the ever-changing needs of the educational market for both domestic and international markets. Current projects include development of our PCS Young Learner BrickLab, which serves the growing needs of preschool students; new curriculum for our PCS Applied Math programs; and revisions to our PCS Academy of Engineering.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CAPITALIZED COSTS

The capitalized costs of $134,500 were the costs associated with the Note Purchase Agreement dated December 29, 2005, which was funded on January 3, 2006, between the Company and Barron Partners, LP. The capitalized costs have been fully amortized as of September 30, 2006.

NOTE 4   FIXED ASSETS

Fixed Assets at the fiscal year ended March 31, 2006 were composed of computer equipment and office equipment. The office equipment was fully depreciated prior to March 31, 2006.

NOTE 5 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company's delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $16,145 as of March 31, 2006. Amortization recognized for the six-month period ended September 30, 2006 was $4,319.

Another component of intellectual property is educational assets. The educational assets consisted of Edventures! platform, Senior Driver content, VR Quest content, and proprietary curriculum. These assets were fully depreciated prior to September 30, 2006. On August 31, 2006, the Company purchased an additional educational asset for $225,000 from Education Enterprise Solutions. The additional asset will be depreciated in future quarters during its useful life. The Company has estimated this asset's useful life to be 36 months.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           September 30, 2006 and September 30, 2005

NOTE 6 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of LabMentors and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $130,404 as of March 31, 2006. A total of $23,343 of related depreciation was recognized during the six-month period ended September 30, 2006.

NOTE 7 - GOODWILL

The entire goodwill balance of $485,238 at September 30, 2006, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

At the end of the September 30, 2006 quarter, we undertook an impairment review. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that no impairment was created. The basis for this determination included the growth of existing clients since the end of the fiscal year, conversations with potential customers for the upcoming year, the proven record since a bank account was established for the company to sustain operations for the foreseeable future, as well as the added economies of scale the subsidiary has added to the Company as a whole, including several technical performance enhancements supplied by LabMentors to supplement the core capabilities of PCS, such as creation of added internet service bandwidth and associated signal routing capabilities not known to the technical people at PCS; locating and managing a demonstration server on their system for a wide variety of PCS products; and assisting technical people from PCS and E2S in the creation and management of a server to host the STEPS product. In conclusion, the Company felt and still feels that LabMentors brought more than a cutting edge product to PCS, but the acquisition also brings vertical integration and technology not previously known by PCS.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are made up of credit card debt of $30,300 at September 30, 2006.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           September 30, 2006 and September 30, 2005

NOTE 9 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party consisted of the following at September 30, 2006:

Notes payable to the President bearing interest
 at 10% per annum, all unpaid principal and
 interest payments due on demand                               $ 116,423
                                                               ---------
            Total Notes Payable Related Party                  $ 116,423
                                                               =========

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2006:

Notes payable related to an investing company
 bearing no interest, with a conversion option on
 September 30, 2006
                                                              $1,000,000

Notes payable to a Canadian governmental agency
 bearing no interest, with payments due
 September 1, 2006, unsecured (1)                                 49,987

                                                               ---------
               Total Notes Payable                            $1,049,987
                                                              ==========

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

As of September 30, 2006, the Note had not been converted and neither of the warrants had been exercised, in whole or in part. However, on October 17, 2006, the Company received a notice that the Note obligation had been fulfilled after the automatic conversion of the Note occurred subsequent to the shareholders' approval of Series A Preferred Stock at the Annual Meeting held on September 29, 2006. See Note 12 for additional information. To date, neither of the warrants have been exercised.

NOTE 11   Stockholders' Equity

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

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           September 30, 2006 and September 30, 2005

NOTE 11 (continued)- STOCKHOLDERS' EQUITY

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

During the quarter ended June 30, 2006, the Company issued 11,321 shares of stock as employee compensation valued at $6,000.

During the quarter ended September 30, 2006, the Company issued 2,473 shares of common stock in exchange for consulting services valued at $1,048.

During the quarter ended September 30, 2006, the Company issued stock options to purchase 24,999 shares of common stock as board compensation valued at $11,247.

During the quarter ended September 30, 2006, the Company issued 30,000 shares of common stock for the exercise of stock options by an employee valued at $3,900.

During the quarter ended September 30, 2006, the Company issued 18,035 shares of common stock to employees for bonuses related to fiscal year 2006 valued at $11,363.

During the quarter ended September 30, 2006, the Company expensed options in accordance with FAS 123(R) valued at $99,871.

During the quarter ended September 30, 2006, the Company issued 375,000 shares of common stock valued at $225,000 in exchange for the purchase of a technological asset.

During the quarter ended September 30, 2006, the Company issued 36,957 shares of common stock to an employee as additional compensation valued at $17,000.

During the quarter ended September 30, 2006, the Company issued 50,000 shares of common stock for the exercise of stock options by an employee valued at $3,500.

During the quarter ended September 30, 2006, the Company issued stock options to purchase 75,000 shares of common stock as additional compensation to an employee valued at $34,737.

Some of the transactions listed above were a result of the Company's adoption of SFAS 123(R)(see next paragraph). The value of the stock options granted during the current quarter was properly accounted for under the stockholders' equity section because the Company's stock has no par value.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           September 30, 2006 and September 30, 2005

NOTE 11 (continued)

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

A summary of the status of the Company's outstanding stock options as of September 30, 2006 is presented below:

                                                            Weighted
                                                             Average
                                                            Exercise
                                               Shares         Price
                                             ----------      --------
       Outstanding, March 31, 2006            9,109,090        $0.94
       Granted                                1,223,036        $0.55
       Expired/Cancelled                              -            -
       Exercised                               (105,000)       $0.11
                                             ----------      -------
       Outstanding, September 30, 2006       10,227,126        $0.99
                                             ==========      =======

       Exercisable, September 30, 2006        8,451,126        $0.99
                                             ==========      =======

NOTE 12 - SUBSEQUENT EVENTS

On October 4, 2006, the Second Amended and Restated Articles of Incorporation of PCS Edventures!.com, Inc. (the "Articles") were filed with the Idaho Secretary of State. The Articles included amendments approved by the shareholders at the Annual Meeting on September 29, 2006. A complete copy of the Articles was filed with the SEC on October 3, 2006 on Form 8K.

On October 5, 2006, the Company filed Form 8K stating that Dr. Dehryl A. Dennis was appointed by the Board of Directors to serve as the fifth Board Member effective October 1, 2006. Dr. Dennis will serve until the next annual meeting. Dr. Dennis' background can be viewed within the Form 8K filed with the SEC on October 5, 2006.

On October 11, 2006, the Company received notification from the United States Patent and Trademark Office (USPTO) that the PCS BrickLab (& Design) will be published in the Official Gazette on October 31, 2006. If no opposition to registration of the mark is received within thirty (30) days of the posting, PCS BrickLab (& Design) will be duly registered and a Certificate of Registration will be sent to our offices.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           September 30, 2006 and September 30, 2005

NOTE 12 (continued)

On October 13, 2006, the Company received a Notice of Conversion from Barron Partners, LP requesting that the Note Purchase Agreement dated December 29, 2005 be converted into 1,666,667 shares of Series A Preferred Stock pursuant to the terms therein. The terms contained in the Agreement included automatic conversion after approval of the shareholders for designation of Series A Preferred Stock. The shareholders approved the designation at the Annual Meeting held on September 29, 2006. The Note Purchase Agreement was cancelled on October 19, 2006 through acknowledgement from Barron Partners, LP.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Overview.
---------

     PCS Edventures!.com, Inc. (the "Company," "PCS," "we," "our," "us" or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. ("PCS Schools"), and in November 2005, we acquired 511092 N.B. LTD. dba LabMentors based in Fredericton, New Brunswick, Canada, which are both wholly owned subsidiaries of PCS Edventures!.com, Inc. The 511092 N.B. LTD. company was renamed PCS LabMentors, LTD. ("LabMentors" or "PCS LabMentors").

     PCS Schools had created an educational enrichment program that was delivered in owner-operated, free standing Learning Centers. This program offered a unique atmosphere highly conducive to individual styles of learning and a system that utilized computer technology to increase areas of inquiry and application. Subsequently, we changed our business plan and business strategy and, in connection with this change, we divested the Learning Centers developed by PCS Schools and focused our efforts on creating web based educational systems utilizing and improving PCS Schools legacy curriculum.

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

     PCS Edventures!.com, Inc. has developed several innovative technology based educational programs directed to the pre-kindergarten through high school age groups. Our Academy of Engineering(Trademarked); Academy of Electric Engineering(Trademarked); PCS Academy of Science(Trademarked); Academy of Robotics(Trademarked); Edventures! Lab(Trademarked); and Discover! Lab products are site-license installations for classrooms and learning programs. Our PCS BrickLab(Trademarked) and Young Learner Building Box(Trademarked) products are also for classrooms and learning programs, but are not licensed. Our Edventures! Online(Trademarked) product is our comprehensive Internet delivered educational experience that supports our Edventures! Labs and our Discover! Labs site licenses and also serves as a stand-alone program for home use on a monthly subscription basis. Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, learning centers and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

     The Results of Operations discussed herein are on a consolidated basis.

Foreign Currency Exchange Rate Risk.
------------------------------------

     The Company sells many products throughout the international market, as well as having operations in Canada following the acquisition of LabMentors. As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. Any gains or losses from the foreign currency translation are presented in our statements of operations. The recently acquired subsidiary is not a significant component of our business, and as such, the risk associated therewith is minimal.

Results of Operations.
----------------------

Results of Operations Overview.
-------------------------------

     The quarter ended September 30, 2006, resulted in a net loss of $691,569. This net loss is a decrease in income by approximately 393% as compared to the net loss for quarter ended September 30, 2005, of $140,216. The Basic Loss per Share for the quarter ended September 30, 2006, is $0.02, as compared to the loss per share of $0.00 for the quarter ended September 30, 2005. Details of changes in revenues and expenses can be found below.

     During the quarter ended September 30, 2006, the Company experienced significant, non-recurring, non-cash losses. Excluding these non-cash, non-recurring losses, namely the amortization of capitalized costs ($44,835), amortization of stock options in accordance with FAS 123(R) ($99,871) and amortization of the debt discount ($333,334), which total $478,040 in expenses, the Company would have had a net loss of $213,529, excluding non-cash, non-recurring losses (expenditures), as compared to the net loss of $140,216 for the quarter ended September 30, 2005. This would have resulted in a loss per share of $0.01.

     During the six-month period ended September 30, 2006, the Company experienced significant, non-recurring, non-cash losses. Excluding these non-cash, non-recurring losses, namely the amortization of capitalized costs ($89,667), amortization of stock options in accordance with FAS 123(R) ($211,798) and amortization of the debt discount ($666,667), which total $968,132 in expenses, the Company would have had a net loss of $397,480, excluding non-cash, non-recurring losses (expenditures), as compared to the net income of $3,502 for the six-month period ended September 30, 2005. This would have resulted in a loss per share of $0.01.

Three months ended September 30, 2006, compared to three months ended September 30, 2005.
-------------------

     Revenues for the three-month period ended September 30, 2006, decreased to $504,886 or by approximately 38% as compared to $811,437 for the three-month period ended September 30, 2005. This decrease is due to the unusually large sales during the September 30, 2005, quarter to Meridian Joint School District and Detroit Public Schools.

     Cost of goods sold for the three-month period ended September 30, 2006, decreased by approximately 57% to $205,319 as compared to $477,080 for the three-month period ended September 30, 2005. This decrease was due to the decrease in sales, which was partially offset by the increase in shipping costs.

     Operating expenses for the three-month period ended September 30, 2006, increased by approximately 113% to $983,809 as compared to $461,778 for the three-month period ended September 30, 2005. Part of the increase during this quarter as compared to the September 30, 2005, quarter was due to the increase in the number of employees, as well as the acquisition of LabMentors. We also had marketing expenses of approximately $50,000 for the quarter ended September 30, 2006, which are included in the Sales, General and Administrative expense figure above. This amount for marketing includes all travel and conference fees related to trade shows that our sales team attends. The Company has seen an increase in marketing expense since last year ($20,667 for the same period last year), due to the additional marketing effort by the in-house sales team. The remainder of the increase during the first quarter of fiscal year 2007 was primarily due to the non-cash items listed below.

     We had a non-cash depreciation expense of $44,835 related to the amortization of capitalized costs for the Barron Partners transaction. The capitalized costs have been fully amortized as of September 30, 2006. The Company also booked non-cash amortization of debt discount related to the Barron Partners transaction for the quarter ended September 30, 2006, in the amount of $333,334. This debt discount has also been fully amortized as of September 30, 2006. In addition, we booked a non-cash expense during the quarter in the amount of $99,871 relating to the expense of options issued in accordance with FAS 123(R).

     Interest expenses for the three-month period ended September 30, 2006, decreased to $4,550 as compared to $11,089 for the three-month, period ended September 30, 2005. This decrease was due to repayment of short-term borrowing.

Six months ended September 30, 2006, compared to six months ended September 30, 2005.
---------

     Revenues for the six-month period ended September 30, 2006, decreased to $1,065,604. This is approximately a 39% decrease when compared to revenues of $1,746,409 for the six-month period ended September 30, 2005. This decrease is due to the unusually large sales during the September 30, 2005, quarter to Meridian Joint School District and Detroit Public Schools, as well as a decrease in our PCS Academy of Science product line. This amount was partially offset by increased sales for our PCS BrickLab, Discover Lab, and Edventures Lab.

     Cost of goods sold for the six-month period ended September 30, 2006, decreased by approximately 48% to $449,001 as compared to $859,291 for the six-month period ended September 30, 2005. This decrease was due to the decrease in sales, which was partially offset by the increase in shipping costs.

     Operating expenses for the six-month period ended September 30, 2006, increased by approximately 130% to $1,983,584 as compared to $863,503 for the six-month period ended September 30, 2005. Part of the increase during this interim period as compared to the interim period ended September 30, 2005, was due to the increase in the number of employees, as well as the acquisition of LabMentors. We also had marketing expenses of approximately $98,000 for the six-month period ended September 30, 2006, which are included in the Sales, General and Administrative expense figure above. This amount for marketing includes all travel and conference fees related to trade shows that our sales team attends. The Company has seen an increase in marketing expense since last year ($66,865 for the same period last year), due to the additional marketing effort by the in-house sales team. The remainder of the increase during the interim period was primarily due to the non-cash items as outlined below.

     We had a non-cash depreciation expense of $89,667 related to the amortization of capitalized costs for the Barron Partners transaction. This non-cash expense of the capitalized costs has been fully amortized as of September 30, 2006. The Company also booked non-cash amortization of debt discount related to the Barron Partners transaction for the interim period ended September 30, 2006 in the amount of $666,667. The debt discount has also been fully amortized as of September 30, 2006. In addition, we booked a non-cash expense during the quarter in the amount of $211,798 relating to the expense of options issued in accordance with FAS 123(R).

     Interest expenses for the six-month period ended September 30, 2006, decreased to $11,000 as compared to $34,867 for the six-month, period ended September 30, 2005. This decrease was due to repayment of short-term borrowing.

Liquidity.
----------

     As of the quarter ended September 30, 2006, we had $177,602 in Cash, with total current assets of $467,712 and total current liabilities of $1,626,579. We have an accumulated deficit of $27,232,684 and a shareholders' deficit of $311,450.

     The Company has a current ratio of 0.288. The current ratio for the Quarter ended September 30, 2005 was 0.876. The ratio indicates that we are currently utilizing all available resources to help grow the company through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

Item 3.   Controls and Procedures.
----------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, our Chief Compliance Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

     None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common               Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

Cyndel & Co. (1)                2,473      1,048       -         -
Laura Baran (2)                30,000      3,900       -         -
Suhas Pharkute (3)              9,227      5,813       -         -
Zoltan Cserna (3)               6,812      4,292       -         -
Mary Roice (3)                  1,996      1,257       -         -
Suzy Haislip (4)               50,000      3,500       -         -
Education Enterprise
 Solutions (5)                375,000    225,000       -         -
Suhas Pharkute (6)             36,957     17,000       -         -

(1) These shares were issued for consulting expenses at a weighted average of $0.424 per share.
(2) These shares were issued for the exercise of a stock option at $0.13 per share.
(3) These shares were issued for the payout of a bonus related to fiscal year 2006 to employees at $0.63 per share.
(4) These shares were issued for the exercise of a stock option at $0.16 per share.
(5) These shares were issued at $0.60 per share for the purchase of a technological asset.
(6) These shares were issued to an employee as additional compensation at $0.48 per share.

     We issued these securities to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to any foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

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

               31.2  302 Certification of Shannon M. Wilson

               32    906 Certifications

                     SB-2 Registration Statement Filed with an Effective Date of May 11, 2001*

                     SB-2 Registration Statement Filed with an Effective Date of March 15, 2006*

                     Form 8K dated October 25, 2006*

                     Form 8K dated January 9, 2006*

                     Note Purchase Agreement*, with the
                         following Exhibits:

                         Exhibit A*:  Convertible Note in the principal amount
                          of $1,000,000

                         Exhibit B-1*:  Common Stock Purchase Warrant "A"

                         Exhibit B-2*:  Common Stock Purchase Warrant "B"

                         Exhibit C*:  Registration Rights Agreement

                         Exhibit D*:  Escrow Agreement

                    Form 10-KSB dated June 29, 2006*

               *  Incorporated by Reference.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PCS EDVENTURES!.COM, INC.

Date: 11/13/06                By:   /s/Anthony A. Maher
     -----------                    -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 11/13/06                By:   /s/Shannon M. Wilson
     -----------                    -------------------------------------
                                    Shannon M. Wilson
                                    Chief Financial Officer

Date: 11/10/06                By:   /s/Donald J. Farley
     ----------                     -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director

Date: 11/10/06                By:   /s/Cecil D. Andrus
     -----------                    -------------------------------------
                                    Cecil D. Andrus
                                    Director

Date: 11/13/06                By:   /s/Michael K. McMurray
     -----------                    -------------------------------------
                                    Michael K. McMurray
                                    Director