Form 10QSB
period 2006-12-31
PCS EDVENTURES COM INC
filed 2007-02-12
CIK 1122020

United States Securities and Exchange Commission
                         Washington, D.C.  20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2006

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
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                31,427,637

                              February 3, 2007

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

                    PCS EDVENTURES!.COM, INC.

                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                 December 31, 2006 and March 31, 2006

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
                   Consolidated Balance Sheets

                              ASSETS
                                                   December 31,  March 31,
                                                      2006         2006
                                                   -----------  ----------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                              $    55,169  $  297,239
 Accounts receivable                                   294,399     608,453
 Prepaid expenses                                       19,362      14,137
 Deferred costs                                         35,841      13,073
 Finished goods inventory                               84,862      75,606
 Capitalized costs (Net) (Note 3)                            -      89,667
                                                   -----------  ----------
  Total Current Assets                                 489,633   1,098,175
                                                   -----------  ----------

FIXED ASSETS (NET) (Note 4)                              9,011      18,164
                                                   -----------  ----------

INTELLECTUAL PROPERTY (NET) (Note 5)                   215,126      16,145
                                                   -----------  ----------

EDUCATIONAL SOFTWARE (NET) (Note 6)                     88,155     130,404
                                                   -----------  ----------

GOODWILL (Note 7)                                      485,238     485,238
                                                   -----------  ----------
OTHER ASSETS

 Deposits                                                7,371       6,175
 Employee receivable                                         -       1,550
                                                   -----------  ----------
  Total Other Assets                                     7,371       7,725
                                                   -----------  ----------
  TOTAL ASSETS                                     $ 1,294,534  $1,755,851
                                                   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   December 31,   March 31,
                                                       2006         2006
                                                     ---------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                   $  171,707   $ 312,866
 Accrued compensation                                    5,672     109,531
 Payroll liabilities payable                            10,552      54,886
 Accrued expenses (Note 8)                              25,014      34,092
 Unearned revenue                                      154,834     136,554
 Notes payable - related parties (Note 9)              116,423     116,590
 Notes payable (Net) (Note 10)                         279,030     471,022
 Stock Payable (Note 12)                               737,539           -
 Other current liabilities                               8,994      17,477
                                                    ----------   ---------
  Total Current Liabilities                          1,509,765   1,253,018
                                                    ----------   ---------
  Total Liabilities                                  1,509,765   1,253,018
                                                    ----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 11)

 Preferred stock, no par value, authorized
   20,000,000 shares, 1,666,667 shares issued
   and outstanding                                   1,000,000           -
 Common stock, no par value, authorized 60,000,000
  shares; 31,427,637 and 31,903,555 shares issued
  and outstanding, respectively                     27,055,910  26,377,041
 Accumulated comprehensive loss                        (21,274)     (7,136)
 Accumulated deficit                               (28,249,867)(25,867,072)
                                                   ----------- -----------
  Total Stockholders' Equity (Deficit)                (215,231)    502,833
                                                   ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $ 1,294,534 $ 1,755,851
                                                   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
             Consolidated Statements of Operations
                          (Unaudited)
                         For the Three Months Ended  For the Nine Months Ended
                                December 31,                December 31,
                         --------------------------    -----------------------
                            2006           2005            2006         2005
                         ----------     ----------     ----------  ----------
REVENUE
  Lab Revenue            $   412,489     $ 224,338     $1,370,919  $1,876,712
  License Revenue             37,956        59,209        145,229     150,691
  Subscription Revenue             -         1,091              -       3,644
                          ----------    ----------      ---------- ----------
      Total Revenues         450,445       284,638       1,516,148  2,031,047

COST OF GOODS SOLD/
   COST OF SALES             215,172       354,858         664,300  1,214,150
                          ----------    ----------      ---------- ----------
GROSS PROFIT                 235,273       (70,220)        851,848   816,897
                          ----------    ----------      ---------- ----------
OPERATING EXPENSES
 Salaries and wages          179,628       205,324         620,228    510,132
 Stock Compensation            5,170        98,000          51,416    188,116
 Debt costs                  714,300             -         714,300          -
 Depreciation and
   amortization expense       37,543         6,788         831,950      9,169
 Options/Warrants expense    112,112             -         323,910          -
 General and administrative  188,514       202,013         678,884    667,604
                          ----------    ----------      ---------- ----------
  Total Operating Expenses 1,237,267       512,125       3,220,688  1,375,021
                          ----------    ----------      ---------- ----------
OPERATING INCOME (LOSS)   (1,001,994)     (582,345)     (2,368,840)  (558,124)
                          ----------     ---------      ---------- ----------
OTHER INCOME AND EXPENSES
 Interest income                 336            11           1,425          -
 Interest expense            (15,603)      (12,220)        (26,605)   (47,087)
 Other income                      -         4,957          15,011     19,449
 Other expense                     -             -          (3,785)         -
                          ----------    ----------      ---------- ----------
  Total Other Income and
  (Expenses)                 (15,267)       (7,252)        (13,954)   (27,638)
                          ----------    ----------      ---------- ----------
INCOME (LOSS) BEFORE
INCOME TAXES              (1,017,261)     (589,597)     (2,382,794)  (585,762)

INCOME TAX EXPENSE                 -             -               -          -
                          ----------    ----------      ---------- ----------
NET INCOME (LOSS)         (1,017,261)     (589,597)     (2,382,794)  (585,762)
 Foreign currency
    translation                9,769           210          14,137        210
                          ----------    ----------      ---------- ----------
COMPREHENSIVE NET
 INCOME (LOSS)           $(1,007,492)   $ (589,387)    $(2,368,657)$ (585,552)
                          ==========    ==========     =========== ==========
BASIC INCOME (LOSS)
 PER SHARE                $    (0.04)   $    (0.02)    $     (0.08)$    (0.02)
                          ==========    ==========     =========== ==========

WEIGHTED AVERAGE NUMBER OF
 BASIC SHARES OUTSTANDING 27,756,654    27,226,279      28,768,864 27,277,971
                          ==========    ==========     =========== ==========
The accompanying notes are an integral part of these consolidated financial statements.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                            For the
                                                       Nine Months Ended
                                                          December 31,
                                                      ----------------------
                                                         2006        2005
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $(2,382,794) $(585,762)
 Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Depreciation and amortization                            76,486      9,169
  Amortization of debt discount                       666,667            -
  Amortization of capitalized costs                        89,667          -
  Stock/Stock options issued for consulting services       41,909     96,782
  Stock options issued for board compensation              37,487     48,750
  Stock options issued for employee compensation          384,702     19,700
  Stock issued for notes payable and interest             714,300          -
  Amortization of expenses prepaid with common stock            -     (6,667)
  Stock issued for legal expenses                               -     35,000
  Gain on return of common stock                                -    (13,750)
Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable              314,054   (389,303)
 (Increase) decrease in inventory                          (9,256)   (26,366)
  Decrease in deferred costs                              (22,768)   105,040
  Decrease in accounts payable and accrued
   liabilities                                           (317,239)   404,475
  Increase (decrease) in interest payable                  10,879     38,393
  Increase in unearned revenue                              7,095     40,614
  Decrease in other assets                                 11,202    (16,449)
                                                        ---------   --------
   Net Cash Provided (Used) by Operating Activities      (377,609)  (240,374)
                                                        ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                       -     (5,465)
 Cash payment on notes receivable                               -          -
 Loss on sale of fixed assets                               3,758          -
                                                         --------   --------
   Net Cash Provided by (Used) Investing Activities         3,758     (5,465)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments to related parties                                    -          -
 Proceeds from issuance of common stock                     7,400    147,880
 Principal payments on notes payable                      (95,163)   (13,807)
 Proceeds from notes payable                              235,750    151,104
 Cash from acquisition                                          -         63
 Increase in bank overdraft                                     -      7,157
                                                         --------  ---------
   Net Cash Provided (Used) by Financing Activities       147,987    292,397

Conversions                                               (16,206)         -
                                                         --------  ---------
NET INCREASE (DECREASE) IN CASH                          (242,070)    46,558

CASH AT BEGINNING OF PERIOD                               297,239     16,752
                                                         --------  ---------
CASH AT END OF PERIOD                                    $ 55,169  $  63,310
                                                         ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
       Consolidated Statements of Cash Flows (Continued)
                          (Unaudited)

                                                            For the
                                                       Nine Months Ended
                                                          December 31,
                                                      ----------------------
                                                         2006        2005
                                                      ---------    ---------
Cash Paid For:

 Interest                                             $  25,580    $  38,393
 Income taxes                                         $       -    $       -

NON-CASH INVESTING & FINANCING ACTIVITIES:

Purchase of Assets for stock                          $ 225,000    $ 420,000
Issuance of stock for payment on notes payable
  and interest                                        $       -    $ 141,017

The accompanying notes are an integral part of these consolidated financial statements.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           December 31, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the results of PCS Edventures!.com, Inc. and its subsidiaries. The subsidiaries include PCS School, Inc. and PCS LabMentors, LTD., which the Company acquired in October 1994 and November 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements and presented on an unaudited basis. Although management believes the disclosures and information presented are adequate not to make the information misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2006 Annual Report on Form 10-KSB, which is on file with the SEC.

The financial statements presented are on a consolidated basis and include post-acquisition numbers of PCS LabMentors, LTD. The pre-acquisition net income(loss) and balance sheet accounts are not included herein.

The operating results for the nine-month period ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           December 31, 2006 and December 31, 2005

NOTE 2 (continued) - GOING CONCERN

During the interim period ending December 31, 2006, the Company has established alternative supplier channels, including manipulatives being supplied by FischerTechnik, LTD. By establishing the FischerTechnik supplier relationship, the Company has been able to diversify its product line. The Company has increased marketing efforts throughout the United States for the newly developed PCS Edventures Robotic Challenge (ERC) curriculum package that utilizes FischerTechnik manipulatives. The Company continues to enhance existing products and create new products to fit the ever-changing needs of the educational market for both domestic and international markets. Current projects include development of our PCS Young Learner BrickLab(tm), which serves the growing needs of preschool students; new curriculum for our PCS Applied Mathematics programs; ERC package, which utilizes FischerTechnik manipulatives to teach robotics; and revisions to our PCS Academy of Engineering(tm) products.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CAPITALIZED COSTS (Net)

The total capitalized costs of $134,500 were the costs associated with the Note Purchase Agreement dated December 29, 2005, which was funded on January 3, 2006, between the Company and Barron Partners, LP. The capitalized costs were fully amortized as of September 30, 2006.

NOTE 4 - FIXED ASSETS

Fixed Assets as of December 31, 2006 were composed of computer equipment and office equipment. The net carrying value as of March 31, 2006 was $18,164. Total depreciation for fixed assets for the nine-month period ended December 31, 2006 was $9,153.

NOTE 5 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company's delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $16,145 as of March 31, 2006. Amortization recognized for the nine-month period ended December 31, 2006 was $7,269.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           December 31, 2006 and December 31, 2005

NOTE 5 - INTELLECTUAL PROPERTY (Continued)

Another component of intellectual property is educational assets. The educational assets consisted of Edventures! platform, Senior Driver content, VR Quest content, and proprietary curriculum. These assets were fully depreciated prior to September 30, 2006. On August 31, 2006, the Company purchased an additional educational asset for $225,000 from Education Enterprise Solutions. The additional asset is being depreciated over its useful life. The Company has estimated this asset's useful life to be 36 months. The amortization recognized for the period ended December 31, 2006 was $18,750.

NOTE 6 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of LabMentors and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $130,404 as of March 31, 2006. A total of $42,249 of related depreciation was recognized during the nine-month period ended December 31, 2006.

NOTE 7 - GOODWILL

The entire goodwill balance of $485,238 at December 31, 2006, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           December 31, 2006 and December 31, 2005

NOTE 7 - GOODWILL (Continued)

At the end of the December 31, 2006 quarter, we undertook an impairment review. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that no impairment was created. The basis for this determination included the growth of existing clients since the end of the fiscal year, conversations with potential customers for the upcoming year, the proven record since a bank account was established for the company to sustain operations for the foreseeable future, as well as the added economies of scale the subsidiary has added to the Company as a whole, including several technical performance enhancements supplied by LabMentors to supplement the core capabilities of PCS, such as creation of added internet service bandwidth and associated signal routing capabilities not known to the technical people at PCS; locating and managing a demonstration server on their system for a wide variety of PCS products; and assisting technical people from PCS and E2S in the creation and management of a server to host the STEPS product. In conclusion, the Company felt and still feels that LabMentors brought more than a cutting edge product to PCS, but the acquisition also brings vertical integration and technology not previously known by PCS.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are made up of credit card debt of $25,014 at December 31, 2006.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party consisted of the following at December 31, 2006:

Notes payable to the President bearing interest
 at 10% per annum, all unpaid principal and
 interest payments due on demand                               $ 116,423
                                                               ---------
            Total Notes Payable Related Party                  $ 116,423
                                                               =========

                   PCS EDVENTURES!.COM, INC.
                         AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
           December 31, 2006 and December 31, 2005

NOTE 10 - NOTES PAYABLE
Notes payable consisted of the following at December 31, 2006:

Notes payable to a Canadian governmental agency
 bearing no interest, with payments due
 September 1, 2006, unsecured (1)                              $   43,653

Notes payable to a third-party financing company,
 bearing an interest rate of 0.65% plus financing costs,
 with full payment due March 2, 2007, secured (2)                  96,750

Notes payable to a non-related party bearing
 an interest rate of 9% per annum, all unpaid
 principal and interest due on March 15, 2007,
 unsecured (3)                                                    100,000

Notes payable to a financial institution for a
 revolving line of credit bearing an interest
 rate of 21.75%, with monthly payments due
 November 19, 2007, unsecured (4)                                  38,627
                                                               ----------
               Total Notes Payable                              $ 279,030
                                                               ==========

(1) The notes payable to a Canadian governmental agency varied from the amount shown at fiscal year end March 31, 2006 ($47,699) due to a fluctuation in the currency exchange rate, as well as monthly repayments since September 1, 2006.

(2) The notes payable to the third-party financing company was per the Agreement dated December 22, 2006. The notes payable is secured through the accounts receivable of $148,555 from a sale in September 2006.

(3) The notes payable to a non-related party was per the Agreement dated November 15, 2006. The notes payable is an unsecured loan payable in full, including interest, on March 15, 2007.

(4) The notes payable to a financial institution is an unsecured, revolving line of credit. Minimum monthly payments of $1,000 are due on the 19th of each month.

NOTE 11 - Stockholders' Equity

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

During the quarter ended June 30, 2006, the Company expensed options in accordance with FAS 123(R) valued at $111,927.
                              F-11

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
             December 31, 2006 and December 31, 2005

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

During the quarter ended December 31, 2006, the Company expensed options in accordance with FAS 123(R) valued at $112,112.

During the quarter ended December 31, 2006, the Company issued warrants to purchase 100,000 shares of common stock to a non-related third-party valued at $33,133.

During the quarter ended December 31, 2006, the Company issued warrants to purchase 10,000 shares of common stock to a non-related third-party valued at $3,313.

During the quarter ended December 31, 2006, the Company issued stock options to purchase 35,716 shares of common stock as board compensation valued at $14,995.

                    PCS EDVENTURES!.COM, INC.
                          AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
             December 31, 2006 and December 31, 2005

NOTE 11 (continued)- STOCKHOLDERS' EQUITY

During the quarter ended December 31, 2006, the Company issued 30,000 shares of common stock in exchange for conversion of related party note payable with interest valued at $4,800.

Some of the transactions listed above were a result of the Company's adoption of SFAS 123(R)(see next paragraph). The value of the stock options granted during the current quarter was properly accounted for under the stockholders' equity section because the Company's stock has no par value.

The Company accounts for stock-based employee compensation in accordance with SFAS 123(R) (revised 2004) "Share-Based Payment." SFAS No. 123(R) requires employee stock-based compensation to be measured based on the fair value as of the grant-date of the awards and the cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. Historically, the company used the intrinsic method of valuation as specified in APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations and accordingly no compensation cost had been recognized for stock options in prior years. This pronouncement eliminates the alternative use of Accounting Principles Board (APB) No. 25, wherein the intrinsic value method of accounting for awards is used. As a result of adopting the fair value method for stock compensation, all future awards and current awards vesting in future periods will be expensed over the stock options' vesting period as defined in its contract award. The Company adopted this provision during the first quarter of fiscal year 2007, which ends March 31, 2007.

A summary of the status of the Company's outstanding stock options and warrants as of December 31, 2006 is presented below:

                                                            Weighted
                                                             Average
                                                            Exercise
                                               Shares         Price
                                             ----------      --------
       Outstanding, March 31, 2006            9,109,090        $0.94
       Granted                                1,368,752        $0.49
       Expired/Cancelled                              -            -
       Exercised                               (105,000)       $0.11
                                             ----------      -------
       Outstanding, December 31, 2006        10,372,842        $0.98
                                             ==========      =======

       Exercisable, December 31, 2006         8,526,842        $0.98
                                             ==========      =======
NOTE 12 - STOCK PAYABLE

The stock payable was made up of approximately $7,000 due as royalty payments on our PCS Academy of Science(tm) product line; $16,000 due to our subsidiary President pursuant to his Employment Agreement; and $714,300 due to Barron Partners, LP (see below).

SFAS No. 5, Accounting for Contingencies, defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur." On December 29, 2006, the Company entered into a Note Purchase Agreement with Barron Partners, LP. The Agreement included an EBITDA (Earnings Before Interest, Tax, Depreciation, and Amortization) clause, wherein the Company must meet an EBITDA of $4.5M for the fiscal year ending March 31, 2007. If the EBITDA target is not met, the Company must issue additional shares to Barron Partners, LP at a discount no greater than 71.34% of the original issue price ($0.60), whereas the additional shares would be issued at $0.174 per share. As of the quarter ended December 31, 2006, the Company had a negative EBITDA of approximately $570,000.

SFAS No. 5 states that when a loss contingency exists, the Company must determine if the loss is probable, reasonably possible, or remote. Once that determination is made, the Company must determine if the loss can be reasonably estimated. If the contingency is reasonably possible or probable and can be reasonably estimated, the Company must accrue for the contingency in its financial statements.

At this time, the Company feels there is a probable chance that the Company will not meet the EBITDA target. The probable chance is based on information being communicated to the Company through potential clients and vendors. The Company has also determined that the loss can be reasonably estimated at this time. As such, the company has accrued for this contingent liability in its financial statements for the quarter ended December 31, 2006. The additional shares of stock to be issued to Barron Partners, LP at the conclusion of the Fiscal Year ending March 31, 2007 is worth $714,333. The dollar amount is reflected on the Balance Sheet under Stock Payable. The total shares more likely than not to be issued are 4,167,638 shares.

NOTE 13 - SUBSEQUENT EVENTS

On January 16, 2007, PCS BrickLab (& Design)(r) was registered with the United States Patent and Trademark Office, with Registration Number 3,198,009. The application was originally filed on November 17, 2003.

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

Results of Operations.
----------------------

Results of Operations Overview.
-------------------------------

     The quarter ended December 31, 2006, resulted in a net loss of $1,017,261 as compared to the net loss for quarter ended December 31, 2005, of $589,597. The Basic Loss per Share for the quarter ended December 31, 2006, is $0.04, as compared to the loss per share of $0.02 for the quarter ended December 31, 2005. Details of changes in revenues and expenses can be found below.

     During the nine-month period ended December 31, 2006, the Company experienced significant, non-recurring, non-cash losses. Excluding these non-cash, non-recurring losses, namely the amortization of capitalized costs ($89,667), amortization of stock options in accordance with FAS 123(R) ($323,910), accrual for the contingent liability to issue additional stock to Barron Partners, LP ($714,300) and amortization of the debt discount ($666,667), which total $1,794.534 in expenses, the Company would have had a net loss of $588,260, as compared to the net loss of $585,552 for the nine-month period ended December 31, 2005. This would have resulted in a loss per share of $0.02.


Three months ended December 31, 2006, compared to three months ended December 31, 2005.
------------------

     Revenues for the three-month period ended December 31, 2006, increased to $450,445 or by approximately 58% as compared to $284,638 for the three-month period ended December 31, 2005. This increase is due to a large sale to a new customer, Wichita State University, during the quarter ending December 31, 2006, which was partially offset by the unusually large sales during the September 30, 2005, quarter to Meridian Joint School District and Detroit Public Schools.

     Cost of goods sold for the three-month period ended December 31, 2006, decreased by approximately 39% to $215,172 as compared to $354,858 for the three-month period ended December 31, 2005. This decrease was due to changes in suppliers, price negotiations with current suppliers, as well as material changes to our products. This decrease was partially offset by the increase in shipping costs.

     Operating expenses for the three-month period ended December 31, 2006, increased by approximately 142% to $1,237,267 as compared to $512,125 for the three-month period ended December 31, 2005. Part of the increase during this quarter as compared to the December 31, 2005, quarter was due to the increase in the number of employees, amortization of options, accrual for the contingent liability related to the Note Purchase Agreement between PCS and Barron Partners, LP (see Note 12 to the financial statements), and the acquisition of LabMentors. This increase was partially offset by a decrease in health and dental insurance premiums, Directors & Officers insurance premiums, and stock compensation expenses. We also had marketing expenses of approximately $23,000 for the quarter ended December 31, 2006, which are included in the SG&A figure above. This amount for marketing includes all travel and conference fees related to trade shows that our sales team attends. The remainder of the increase during the quarter ended December 31, 2006 was primarily due to the non-cash amortization expense as outlined below.

     We had a non-cash amortization expense during the quarter in the amount of $112,112 relating to the expense of options issued in accordance with FAS 123(R).

     Interest expenses for the three-month period ended December 31, 2006, increased to $15,603 as compared to $12,220 for the three-month, period ended December 31, 2005. This increase was due to an increase in short-term borrowing to fund development projects and inventory needs for the large order during the quarter ended September 30, 2006, for which the Company has yet to be repaid.

Nine months ended December 31, 2006, compared to nine months ended December 31, 2005.
---------

     Revenues for the nine-month period ended December 31, 2006, decreased to $1,516,148. This is approximately a 25% decrease when compared to revenues of $2,031,047 for the nine-month period ended December 31, 2005. This decrease is due to the unusually large sales during the September 30, 2005, quarter to Meridian Joint School District and Detroit Public Schools, as well as a decrease in our PCS Academy of Science product line. This amount was partially offset by increased sales for our PCS BrickLab((tm)), Discover Lab, and Edventures Lab, as well as an increase in sales for the current quarter.

     Cost of goods sold for the nine-month period ended December 31, 2006, decreased by approximately 45% to $664,300 as compared to $1,214,150 for the nine-month period ended December 31, 2005. This decrease was due to changes in suppliers, price negotiations with current suppliers, as well as material changes to our products. This decrease was partially offset by the increase in shipping costs.

     Operating expenses for the nine-month period ended December 31, 2006, increased by approximately 134% to $3,220,688 as compared to $1,375,021 for the nine-month period ended December 31, 2005. Part of the increase during this interim period as compared to the interim period ended December 31, 2005, was due to the increase in the number of employees, as well as the acquisition of LabMentors. We also had marketing expenses of approximately $121,000 for the nine-month period ended December 31, 2006, which are included in the SG&A figure above. This amount for marketing includes all travel and conference fees related to trade shows that our sales team attends. The Company has seen an increase in marketing expense since last year (approximately $95,000 for the same period last year), due to the additional marketing effort by the in-house sales team. The remainder of the increase during the interim period was primarily due to the non-cash expenses as outlined below.

     We had a non-cash depreciation expense of $89,667 related to the amortization of capitalized costs for the Barron Partners transaction. This non-cash expense of the capitalized costs has been fully amortized as of September 30, 2006. The Company also booked non-cash amortization of debt discount related to the Barron Partners transaction for the interim period ended September 30, 2006, in the amount of $666,667. The debt discount has also been fully amortized as of September 30, 2006. We had a non-cash amortization expense during the nine-month period ending December 31, 2006 in the amount of $323,910 relating to the expense of options issued in accordance with FAS 123(R). In addition, we had a non-cash accrual for the contingent liability related to the Note Purchase Agreement between PCS and Barron Partners, LP (see Note 12 to the financial statements).

     Interest expenses for the nine-month period ended December 31, 2006, decreased to $26,605 as compared to $47,087 for the nine-month period ended December 31, 2005. This decrease was due to a decrease in short-term borrowing to fund product development and inventory needs during the first two quarters of the current fiscal year, which was partially offset by an increase in borrowing during the current quarter.

Liquidity.
----------

     As of the quarter ended December 31, 2006, we had $55,169 in Cash, with total current assets of $489,633 and total current liabilities of $1,509,765. We have an accumulated deficit of $28,249,867 and shareholders' deficit of $215,231.

     The Company has a current ratio of 0.32. The current ratio for the Quarter ended December 31, 2005 was 0.88. The ratio indicates that we are currently utilizing all available resources to help grow the Company through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

Item 3A(T).   Controls and Procedures.
--------------------------------------

Management's annual report on internal control over financial reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, Chief Compliance Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President, Chief Compliance Officer, and Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting.

As of the end of the period covered by this Quarterly Report, There were no changes in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

We are currently undergoing a comprehensive effort to ensure compliance with
Section 404 of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of March 31, we must begin to comply with the requirements of Section 404 for the fiscal year ending March 31, 2009. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through March 31, 2009, we will continue to review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

None; not applicable.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          Sales of Unregistered Securities During the Last Quarter.
          ---------------------------------------------------------
                                Common                Preferred
Description                     Shares       Amount    Shares      Amount
-----------                     ------       ------    ------      ------

Anthony A. Maher (1)            30,000       $4,800           -            -
Barron Partners, LP                  -            -   1,666,667   $1,000,000

(1) These shares were issued for conversion of interest payable on related party debt through the exercise of options at $0.16 per share for a total value of $4,800.

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

                                    PCS EDVENTURES!.COM, INC.

Date: 2/7/2007                By:   /s/Anthony A. Maher
     -----------                    -------------------------------------
                                    Anthony A. Maher
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

Date: 2/7/2007                By:   /s/Shannon M. Wilson
     -----------                    -------------------------------------
                                    Shannon M. Wilson
                                    Chief Financial Officer

Date: 2/7/2007                By:   /s/Donald J. Farley
     ----------                     -------------------------------------
                                    Donald J. Farley
                                    Secretary and Director

Date: 2/7/2007                By:   /s/Cecil D. Andrus
     -----------                    -------------------------------------
                                    Cecil D. Andrus
                                    Director

Date: 2/7/2007                By:   /s/Dehryl A. Dennis
     -----------                    -------------------------------------
                                    Dehryl A. Dennis
                                    Director