Form 10KSB
period 2007-03-31
PCS EDVENTURES COM INC
filed 2007-06-29
CIK 1122020

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to ______________

Commission File No. 000-49990

PCS EDVENTURES!.COM, INC.

(Name of Small Business Issuer in its charter)

IDAHO	82-0475383
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

345 Bobwhite Court, Suite 200 Boise, Idaho          83706

(Address of Principal executive offices) (Zip Code)

Issuer's telephone number: (208) 343-3110

N/A

(Former Name or Former Address, if changed since last Report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                               Name of Each Exchange on Which Registered

None.

Securities registered under Section 12(g) of the Exchange Act:

No par value common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No    X

State issuer's revenues for its most recent fiscal year: $1,998,683.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

June 13, 2007: $35,104,375 - There are approximately 29,253,646 shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on June 13, 2007 or $1.20 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

June 13, 2007

33,865,752

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Issuer Format (check one):  Yes [ ]; No [X]

TABLE OF CONTENTS PAGE

PART I

Item 1. Description of Business.

Business Development.

General.

PCS Edventures!.com, Inc. (the "Company," "PCS," "we," "our," "us" or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. ("PCS Schools"), which was later divested to focus our efforts on educational systems for use in classrooms instead of free standing learning centers.  In November 2005, we acquired PCS LabMentors, Ltd. based in Fredericton, New Brunswick, Canada, which is a wholly owned subsidiary of PCS Edventures!.com, Inc.

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology, which is designed to provide hands-on experience to high school through college students studying a variety of technical topics. These technical topics include programming, network management, security, and operating systems. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server 3000®, Linux® system administration, and various other applications without the associated overhead of owning and managing various hardware platforms.

The Company is engaged in the business of developing and marketing educational learning labs bundled with related technologies and programs. Our products and technologies are targeted and marketed to public and private school classrooms for pre-kindergarten through college, after school market, and home school market.  Our products and technologies are delivered to each of these markets through an inventory of hardware, software, books (both developed in-house and from external sources), and Internet access. Our technologies and products are delivered to the home user through Internet access via a subscription based website.  Our products and technologies allow students ages 3 and up to explore the basic foundations of mechanical engineering, structures in architecture, robotics, mathematics, art, computer science, programming, and physical science.

PCS Edventures!.com, Inc. has developed several innovative technology based educational Programs directed to the pre-kindergarten through high school age groups. Our Academy of Engineering™; Academy of Electric Engineering™; PCS Academy of Science™; Academy of Robotics™; Edventures! Lab™; and Discover! Lab products are site-license installations for classrooms and learning programs. Our PCS BrickLab® and Young Learner Building Box™ products are also for classrooms and learning programs, but are not licensed. Our Edventures! Online™ product is our comprehensive Internet delivered educational experience that supports our Edventures! Labs and our Discover! Labs site licenses and also serves as a stand-alone program for home use on a monthly subscription basis. Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, learning centers, and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.

The results of operations discussed herein are on a consolidated basis.

Recent Developments.

The following are the business developments during fiscal 2007:

We were able to secure a material contract with PCS Middle East for a fixed fee license of a portion of our PCS BrickLab® curriculum.  This fixed fee license may be utilized by PCS Middle East in the Kingdom of Saudi Arabia in up to 5,500 schools/programs.

We continued to open discussions with several target companies for possible merger and acquisition activities to increase market share and product depth. The synergies we see in these target companies will strengthen our position in the marketplace and/or reduce costs associated with producing, marketing, and selling our products.

We continued our relationship with Edison Schools. We currently sell various labs, including custom developed labs for use in the Edison School system. We sold additional labs to Edison Schools during the current fiscal year. These labs included custom work for lab "camps" relating to bugs, robotics, famous structures, history, space, wheels, architecture, ships, senses, and animation.  This year we added several camps to our list of available summer camps for Edison Schools.  The new Electronics camp focused on electronic principles, including semi-conductors, diode theory and circuitry, amplifiers, and circuits.  The new Physics camp focused on various physics principles, including Newton’s Theory, pendulums, and oscillators.  The new Brick Zoo is a camp directed towards children ages 3-6 and focuses on building techniques utilizing Lego® to create various animals.  The new atmospheric pressure camp is a science camp that focuses on scientific principles of atmospheric pressure, including Bernoulli’s Principle.  The new Imagineering camp focuses on engineering principles utilizing Lego® manipulatives.  The new Light and Sound camp is a science camp that focuses on the principles of light and sound, including rainbow refraction, luminosity, and frequencies.

We completed our asset purchase of our PCS STEPS® product line from Education Enterprise Solutions, Inc.  The product has been transferred to our subsidiary, PCS LabMentors, Ltd., for development.  The developers are continuing work to make the product market ready for late 2007.

We expanded our relationship with DeVry University through the supply of additional virtual machine hours in which to utilize our platform.

We began to expand our relationship with Course Technology through the development of additional courses specific to their curriculum.  We are also utilizing an India-based company to more efficiently complete this project.

This year was also very productive in our development of new labs, conversion of labs that relied solely on Lego® manipulatives to other manipulatives, and revision of existing labs.  Several new training manuals were created, including manuals for our Young Learner Lab and a new 2006 versions for our PCS Academy of Engineering™ and PCS Discover! Lab.  Revisions were made to the curriculum for the PCS Academy of Electronics™, PCS Academy of Science™, and PCS Edventures! Lab.

This year also brought great change to some of our existing labs.  The major changes to our labs included the addition of fischertechnik® manipulatives to our labs.  We now offer an Edventures in Robotics Challenge (ERC) program that utilizes the fischertechnik® manipulatives.  We have also converted our PCS Academy of Engineering™ labs from utilizing Lego® manipulatives to utilizing fischertechnik® manipulatives.  Both versions of our PCS Academy of Engineering™ labs are currently being sold throughout the United States.

This newly developed curriculum included the following:

• PCS BrickLab® Grade I Mathematics version;

• PCS BrickLab® Grade  4 hands-on workbook;

• Young Learner Parent-Teacher Connection Cards;

• Young Learner Advanced Curriculum; and

• PCS Digital Photography Lab™.

The following are the business developments during the fiscal years ended March 31, 2006 and 2005.

•     Opened discussions with several target companies for possible merger and acquisition activities;

•     Sold an additional 480 Labs to Edison Schools;

•     Investigated using parts of our Learning Labs to create a line of specialty educational retail learning toys;

•     Developed and expanded a strategic alliance with K'Nex Corporation, a manufacturer and distributor of learning manipulatives to the US K-12 market;

•     Developed a strategic alliance with Science Demo, an Israeli Science Kit designer and manufacturer, for the Academy of Science to be the exclusive distributor in the United States;

•     Developed a strategic alliance with Gibson TechEd, a division of Absolute Toy Marketing, for electronic components to fit into our PCS Academy of Electrical Engineering™;

•     Continued the development and release of additional curriculum for a line of learning labs destined for the classroom;

•     Named Agents in Egypt, Dubai, and Saudi Arabia, where we sold and installed Learning Labs in each Country; and

•     Announced and continued to develop new marketplace strategy for the US market by introducing new products, added sales representation and continued to expand the state and national standards alignment in all 50 states.

Strategy.

Our strategy is to provide a broad range of educational products tied to educational standards in the U.S. and international markets delivered via the Internet, after school programs, and in classrooms to address the various needs of pre-kindergarten through college age levels. Our strategy consists of the following key areas:

•     working with various customers to customize educational products to meet their growing needs and adapt current curriculum to fit specific standards;

•     expanding our sales force to increase market awareness and penetration at all targeted market levels;

•     building the PCS brand to continue to increase market awareness;

•     developing new and enhancing current curriculum to increase market appeal; and

•     utilizing the Internet to bring our products to other areas, persons, and markets to increase market penetration.

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

Backlog.

Our unearned revenue was $122,825 at the fiscal year ended March 31, 2007. The unearned revenue was $136,554 for the same period ending March 31, 2006. At the end of fiscal year 2007, the entire amount of unearned revenue is expected to be earned during fiscal years 2008 and 2009. All amounts listed in unearned revenue are for orders placed by customers to the Company that merely have yet to be delivered to the customers or license fees paid but that have yet to be fully utilized by our customers. Once the products are delivered to the customers, the amounts will be invoiced and recognized as revenue in the appropriate period. Each month, the license fees are amortized according to the length of the subscription/license.

Seasonality.

Our quarterly operating results fluctuate as a result of a number of factors, including, but not limited to, the funding of customers, timing of product development and release, availability and timeliness of items required for assembly of the products, budget cycles, and period ending dates. Because of these factors, the results for the interim periods presented are not necessarily indicative of the results one could expect to see for the Company’s entire fiscal year.

Business of Issuer.

We are engaged in the business of developing and marketing educational Learning Labs, virtual labs, and related technologies and programs directed to the kindergarten through college levels, as well as the after-school market. Our products and technologies are targeted to the public and private schools classroom, after school market, and home school market. Our products and technologies are delivered to the classroom through an inventory of hardware, software, books, and Internet access. Our technologies and products are delivered to the home user through Internet access to our subscription based website. Our products and technologies allow students of all ages to explore the basic foundations of mechanical engineering, structures in architecture, art, electrical engineering, mathematics, science, and computer programming.

We have only commenced marketing efforts for our current products and technologies during the last four years, and more recently the PCS LabMentors' products in 2006. We continue to expand distribution and marketing channels. To date, we have sold approximately 3,000 Labs to the US and international markets. In addition, the LabMentors subsidiary has two major customers in the US that it continues to service with its multi-platform virtual labs.

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

Customers currently use our products to:

•     uniquely motivate students by engaging them in their own learning;

•     provide opportunities for students to pursue their own interests and questions and make decisions about how they will find answers and solve problems;

•     make learning relevant and useful to students by establishing connections to life outside the classroom, addressing real world concerns, and developing real world skills, which are desired by today’s employers, including the ability to work well with others, make thoughtful decisions, take initiative, and solve complex problems;

•     provide opportunities for teachers to build relationships with each other and with those in the larger community through sharing with other teachers, parents, mentors, and the business community who all have a stake in the student's education;

•     provide exciting, hands-on, inquiry based instruction, which is recommended by The National Science Teachers Association, The National Science Education Standards, American Association for the Advancement of Science, Project 2061, and many more;

•     help increase test scores and understanding in Science, Technology, Engineering and Math (STEM) standards;

•     challenge students through promoting critical thinking, creativity, and problem solving techniques; and

•     enable teachers to teach science lab activities without a science lab.

The technologies and products for PCS Edventures!.com, Inc. that we are currently marketing, are as follows:

Our Academy of Engineering™ Lab is a site license program designed for use within various K-12 environments. The Academy of Engineering™ Lab is available in a 10, 20 or 30 student edition. Using the Academy of Engineering™, students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering™ product includes books from the mechanical and electrical engineering strand and 12 extension books covering a variety of topics. Future topic strands for expanding the program include structural and software engineering. Each strand, when completed, includes courseware for over 300 hours of instruction.

The Academy of Engineering™ program includes a variety of fischertechnik®, K’NEX®, Eduwise, and/or LEGO® products that are used as mechanical engineering learning aids. An Academy of Engineering™ site license currently sells for between $13,995 and $23,995 and includes materials, K’NEX®, Eduwise, and/or LEGO® manipulatives and other building components, curriculum, a custom designed storage and organization unit, a digital camera, web-based support by our Edventures! Online™ product, various electronic assessment tools, and two days of teacher training. We sold fifteen Academy of Engineering™ Labs during the fiscal year ended March 31, 2007. Each site license includes all materials necessary to utilize the complete Academy of Engineering™ program.

The Academy of Robotics™ Lab serves as a complement to our Academy of Engineering™ Lab or can also serve as a stand-alone robotics lab. The Academy of Robotics™ Lab is available in a 10, 20 or 30 student edition. Each Lab contains a comprehensive K’NEX® and LEGO® inventory, including LEGO® Mindstorms® kits, additional manipulatives, a digital camera, web services, and curriculum. This Lab ranges in price from $6,995 to $18,995. We sold fifty-four Academy of Robotics™ Labs during the fiscal year ended March 31, 2007.

PCS Edventures! Lab™ is a site license system intended for students ages 7-13, which provides a broader set of subject areas including art, programming, web page design, chess, physics, electricity, and others. It contains curriculum, storage cabinet, and a smaller inventory of K’NEX® and LEGO® manipulatives. It relies on Edventures! Online™ for delivery of the curriculum.  The PCS Edventures! Lab™ currently costs between $4,995 and 12,995, which includes a 10, 20 or 30 student license for access to Edventures! Online™.  During fiscal year 2007, we combined our Edventures! Lab product with our scaled down version, Discover! Lab, to streamline the product lines.  Thus, we have sold twenty-five Edventures! Labs, which includes the sale of the smaller Discover! Lab, during the fiscal year ended March 31, 2007.

PCS BrickLab® provides an inexpensive hands-on learning solution for educators in all types of teaching environments. The PCS BrickLab® combines the Edventures! Online™ curriculum, LEGO®/K’NEX® manipulatives, storage bins, and Internet/web services for smaller groups of approximately 30 students. The PCS BrickLab® sells for between $95 and $595 and is not licensed. We sold 205 PCS BrickLab® packages during the fiscal year ended March 31, 2007.

In addition, we have developed the PCS BrickLab® Grade Series. This series is a complete technology curriculum for grades 1-6. Aligned with the ITEA standards, each level in the grade series offers hands-on and open-ended projects for up to 30 students at one time. Each individual grade package includes a sturdy plastic tub filled with over 5,700 building bricks, one teacher curriculum book -- grade specific -- and accompanying posters and labels. Each level contains in excess of over 200 technological projects relevant to the real world. Grades 5 and 6 are scheduled for completion during fiscal year 2008.

The Young Learner Building Box™ was designed to meet the needs of preschoolers. Introducing children to hands-on learning, this lab utilizes activities and games to teach number and letter recognition, build vocabulary, counting, and more. The Young Learner Building Box™ includes activity cards, large-size plastic building blocks, the exclusive "HIGHRISE" board game, developed by PCS for this specific Lab, and a sturdy mobile storage container. This labs sells for $299 and is unlicensed. Introduced in 2003, we have sold four Young Learner Building Boxes™ during the fiscal year ended March 31, 2007.

Edventures! Online™ is an Internet delivered program that provides a safe, secure, and exciting learning environment for students to interact with from home and/or school. Edventures! Online™ includes online curriculum and assessment, filtered communication tools, forums, and a variety of additional online services. The program utilizes Internet based resources and services as a stand-alone product and also serves as an extension service to our school-based Edventures! Lab™.  Edventures Online™ can be viewed on the web at www.edventures.com This environment features over 200 do-at-home projects organized into a sophisticated learning model (Merit System), an animated glossary, monitored chat rooms, live interaction with online instructors, personal email accounts for all students, and more. The Edventures! Online™ at-home curriculum utilizes found materials, LEGO® products, software, and other resources to teach concepts in physics, electricity, Internet, programming, art, architecture, engineering, and robotics. Edventures! Online™ provides all lab licensees an online support tool and provides a framework within which students can safely communicate, collaborate, and learn. Edventures! Online™ is also available as a stand-alone, home based subscription product for $69.95 per year.

The Edventures Robotic Challenge (ERC) is a quarterly challenge available to all students around the world.  The curriculum utilizes fischertechnik® manipulatives to teach math, technology, engineering, and robotics.  The current base ERC package sells for $495.  Additional packages can be customized for additional learning objectives.  We have sold seventy-six of this newly introduced product.  Part of the launch included promotions such as discounts on shipping, discounts on the purchase price, and various product giveaways.

The PCS Academy of Science™ is a complete science curriculum for grades K-12. The PCS Academy of Science™ line is unique, hands-on science packages that combine curriculum and simple, effective apparatus. The curriculum is aligned with National and State science standards and does not require an actual laboratory. We have sold several individual items that make up our recently positioned PCS Academy of Science™ lab. This fiscal year to date, we have sold sixty-two of the newly positioned lab packages. The products can be purchased in a lab format or individually based on the specific needs of the customer. The labs currently sell for between $2,395 and $47,995, while individual products vary in price.

The Academy of Engineering™, Academy of Science™, Academy of Electrical Engineering™, Academy of Robotics™, Edventures! Lab™, and PCS BrickLab® have three main delivery models, which makes these products suitable for use in various learning Environments:

School Resource Center. The Academy of Engineering™, PCS Academy of Science™, Academy of Electrical Engineering™, Academy of Robotics™, Edventures! Lab™, and Discover!™ Labs are currently being deployed as a school-wide resource center that allows K-12 teachers to integrate hands-on project based learning activities into their daily curriculum. As a resource center, these mobile Labs are rolled from classroom to classroom throughout the course of a typical school week, being used by the entire school. Examples of how the program is used include: (1) a platform for gifted and talented programs; (2) to enhance and extend a science curriculum;(3) to enhance and extend mathematics activities; (4) to serve as a foundation for an after-school program; (5) as a vocational-technical or technology education program; (6) and to serve as a special education resource. This model makes the program an ideal resource for schools around the country that are seeking innovative and organized methods for integrating technology and hands-on learning in the classroom.

Pre-Engineering Course. The Academy of Engineering™, Academy of Robotics™, and Edventures! Labs™ provide a comprehensive engineering curriculum designed around the hands-on use of LEGO®, K’NEX®, and/or fischertechnik® manipulatives. This curriculum allows the program to serve as the foundation for pre-engineering courses suitable for students in Jr./Sr. High. The hands-on applications of technology, design and production techniques, and the integration of the Internet based services, makes it a highly attractive total classroom solution.

After School Program. The Academy of Engineering™, Academy of Robotics™, Edventures! Lab™, Discover! Lab™, and PCS BrickLab® programs were originally designed for an after-school environment and are ideal to meet the expanding need for educational solutions for school-based programs, Boys & Girls Clubs, YMCA, Community Learning Centers and similar organizations. When used in this format, these programs become a hub for educational activities out of the engineering curriculum, or from the Edventures! Online™ program. The complete support, assessment and curriculum components provide a system for offering a flexible, effective educational offering.

The technologies and products for PCS LabMentors, LTD. that we are currently marketing are as follows:

On-call mentoring. This is a 24 hour 7 days per week call in and/or email service for students to contact the company for technical assistance. The current price is $25 per student per month for unlimited assistance.

Windows® Based Applications. Currently LabMentors has virtual labs on its proprietary platform for Windows XP® and Windows Server 2003®. These labs currently sell for between $60 and $75 per student. The pricing is for individual students, while large clients are billed based on virtual machine lab hours at a negotiated rate.

Linux® Based Applications. Currently LabMentors has virtual labs on its proprietary platform for Linux+®. These labs currently sell for $75 per student. The pricing is for individual students, while large clients are billed based on virtual machine lab hours at a negotiated rate.

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

We believe that education programs of our type are not currently available from any other source and present a unique opportunity for sales and marketing to specific segments of the education industry. We believe that PCS' education programs deliver a unique, proven learning experience that:

• provides students with exciting and relevant activities that brings curriculum to life;

• develops essential critical thinking and problem-solving skills;

• prepares students for real-world career demands; and

• builds a strong foundation in technical literacy.

Markets.

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

We continue to believe that a major shift of focus is taking place in education in our public and private schools as educators and parents seek to maximize educational experiences for children based upon advances in technology. We believe that this shift necessitates sweeping changes in how schools are operated, programs are taught, technology is integrated, students are assessed, and classrooms are managed. Over the past few years, the emergence of a for-profit education industry has begun to evolve in response to parents' and society's demand for more and better alternatives in education. Parents are giving their children's schools low grades for teaching performance, and, at the same time, there is an increase in public support for school choice. The issue of education, including the public funding of private school vouchers is significant. A school voucher program has also been recently upheld in a case decided at the United States Supreme Court. These factors are driving the growth of private and charter school alternatives.

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

The growth of the Extended Learning Market. Recent high-profile federal programs indicate a growing opportunity within the extended learning market which encompasses before, after, and summer school programs on the campus of public schools, or operated through the venue of organizations like the Boys & Girls Clubs of America. The website www.afterschool.gov summarizes many of the federal funding sources now available for this growing market segment. Our salespersons are constantly reviewing the new funding sources and attempting to position our current products in ways that fit each sources’ criteria.

PCS Designated Markets.

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

Boys & Girls Clubs. We are currently continuing our efforts to distribute our labs into the Boys & Girls Clubs. To date, clubs have evidenced a strong interest in our program due to an organization-wide mandate to implement educational programs like the Academy of Engineering™.  PCS has assisted multiple Boys & Girls Clubs in grant writing to obtain the available funds to purchase our products.  We currently have labs in over 100 of the 4,000 Boys & Girls Clubs nationwide.

YMCA. We are currently continuing our efforts to distribute our labs into the YMCA. To date, clubs have evidenced a strong interest in our program due to an organization-wide mandate to implement educational programs like the Academy of Engineering™. The funding cycle access to funds for these programs are a significant factor in our ability to market the Academy of Engineering™ to YMCAs. We currently have labs in several YMCAs nationwide.

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

Public Schools. The Company is currently targeting the school day market with an extensive marketing campaign focused on conferences, publication adverts, email, and telemarketing efforts focused on our new Science, Technology, Engineering, and Math (STEM) lab approach. Our STEM approach combines all of our unique PBL disciplines into one unique program that focuses student efforts on STEM.

International Market.  Efforts in the international market are focused on the Ministries of Education and Private Schools to obtain the largest implementation footprint as possible.  We are actively grooming sales representatives in Australia, Singapore, India, the Middle East, and the United Kingdom.  We are closely evaluating several potential sales reps for the various countries within the E.U.

Higher Education Markets. Through the parent company, various universities, colleges, and other private institutions utilize a variety of federal grants (GEAR UP, UPWARD BOUND, and TRIO) to purchase the various learning labs available to best fit their teaching needs.  Students utilize these products to obtain scholarships in the engineering and technology fields for entrance into post-secondary education.  PCS currently has installations in over 50 colleges within the United States.

Through the LabMentors subsidiary, we currently have installations of the virtual labs utilizing our proprietary software in several outlets serviced by DeVry University and Thompson Learning/Course Technologies. We are continuing to expand the agreements with each of these customers to expand market presence and gain brand recognition.

Edventures! Online Markets.

Edventures! Online™ is designed to provide a full-featured educational extension via the Internet to all students participating in PCS programs such as the Academy of Engineering™. However, for families and students who do not have access to PCS Labs through a local site license, the program is available on a subscription basis for $69.95 per year. PCS describes the primary market for the current Edventures! Online™ product as families with children ages six to thirteen who have a strong interest in education. Edventures! Online™ has been approved for state level funding for home school students in the states of California and Alaska. PCS is currently developing a promotional effort that will take advantage of this funding availability to promote the Edventures! program to the thousands of home school families in these states.

Marketing and Other Agreements.

Our sales and marketing efforts are designed to expand market share in the markets discussed above. We currently utilize a direct sales force and are creating a catalog for distribution to increase our market coverage.

Direct Sales Force. Currently, we have a direct sales force consisting of four employees (in-house) and several independent agency groups (Representatives). This in-house direct sales force markets our products and programs in a variety of methods to various users, providers, and others. The Representatives use their own networks to drive increased sales in various states and countries to increase market awareness for PCS® products and services. The in-house salespersons utilize trade show conferences, referrals, and telephone communications to sell and market the PCS® products.

Distribution methods of the products or services.

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

PCS announced on September 12, 2006 the acquisition of technological assets known as PCS STEPS® during fiscal year 2007.  This software is for implementation into schools to keep students, teachers, and parents connected and informed regarding grades, attendance, homework, etc.  The anticipated release date was summer 2007.  However, after complete review of the technology, our development team has needed additional time and resources to complete the program to best fit our needs.  The PCS STEPS® product has been transferred to our subsidiary, PCS LabMentors, for development.  It is anticipated that the software will be sold to the public during fiscal year 2008.

PCS announced in January 2007 the launched of a new Edventures Robotic Challenge (ERC) product utilizing fischertechnik® manipulatives.  This new version of our ERC utilizes fischertechnik® manipulatives that provide for various hands-on activities to teach students robotics, engineering, technology, and more.  In addition, students have the ability to compete with students all over of the world by entering our quarterly online Robotics Challenge.  During initial launch of this product, we sold over seventy packages.  The promotional launch included referral prizes, product giveaways, shipping discounts, and product discounts.

PCS announced on March 28, 2007 that it had obtained a contract with Global Techniques, a Licensee dba PCS Middle East.  The contract information was listed in a press release as well as in Form 8K on file with the SEC.  Amendment One to the 8K was filed on May 17, 2007 wherein the Company stated that the funds had yet to be received from PCS Middle East due to delays.  As of the date of this 10-KSB, the funds have yet to be received by the Company.  Additional inquiries have been placed with PCS Middle East regarding the delays that have been experienced.  Additional amendments to the 8K will be filed as needed.

Competitive business conditions and the small business issuer's competitive position in the industry and methods competition.

Both the education marketplace and the Internet are highly competitive and rapidly evolving fields and are expected to continue to undergo significant and rapid technological change. Other companies may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. We are aware of several development stage and established enterprises, including major telecommunications and computer software and technology companies, which are exploring the fields of online educational products and services or are actively engaged in research and development of products and services targeted at these fields. Many of these companies have substantially greater financial, manufacturing, marketing, and technical resources than we have and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices, or higher quality and more cost effective, our business could be adversely affected.

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

Flexibility of our products and staff to continue to provide a high quality product to various groups and individuals.  We have a very diverse background amongst our staff to allow the customization of almost any lab to fit the needs of the customer.  The ability to utilize the employees’ knowledge coupled with the ability to change, add or delete to our product make-up allow our company to outshine our more rigid competitors.

Sources and availability of raw materials and the names of principal suppliers.

None, not applicable.

Dependence on one or a few major customers.

In general, PCS does not rely on one or a few major customers. However, PCS LabMentors has two major customers that make up the majority of its revenue stream, namely Thomson Course Technology and DeVry University.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

We seek to protect our technology, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our employees, key vendors, and suppliers. Currently we use the following trade names: PCS & Design®, Academy of Learning™, Edventures!™, and PCS BrickLab®, PCS Academy of Science™, PCS Edventures!.com, Inc.®, Web Lab™, PCS STEPS & Design®, Young Learning™, PCS STEPS®, New Learning for a New World™, Imagination in Education™, and PCS Academy of Engineering™. We intend to evaluate continually the appropriateness of seeking registration of additional product names and trademarks as they evolve.

At the present time, we have not applied for any patents, nor do we have any patents pending. We anticipate that our products will not be the type for which patent protection will be sought. However, we may file for patent protection on certain aspects of our proprietary technology in the future.

Our PCS & Design® mark (Registration No. 2,213,678) has been in service since at least as early as 1992 and trademarked since December 29,1998. PCS Edventures!.COM® has been in service since at least as early as January 1, 1999 and trademarked since November 27, 2001.

We applied for a trademark (application #78/329127) for PCS BrickLab® on November 13, 2003.  PCS BrickLab® was registered on January 16, 2007 with Registration Number 3,198,009.  PCS BrickLab® has been in service since at least as early as January 1, 2002.

We applied for a trademark (application #78/841,293) for PCS STEPS® on March 20, 2006.  PCS STEPS® was registered on May 22, 2007 with Registration Number 3,244,304.  PCS STEPS® has been in service since at least as early as January 1, 2006.

We applied for a trademark (application #78/472600) for PCS ACADEMY OF SCIENCE™ on August 24, 2004.  We applied for a trademark (application #77/184,052) for Imagination in Education™ on May 17, 2007.  We applied for a trademark (application #77/184,043) for New Learning for a New World on May 17, 2007.

We anticipate that the pending trademark applications will be granted in the near future. Protection for all trademarks is for a 10-year period, with renewals available indefinitely so long as we continue to show proof of use of the mark in commerce.

Although we believe that our products have been independently developed and that we do not infringe on any third party rights, third parties may, in the future, assert infringement claims against us. We may be required to modify our products, trademarks, and/or technology or to obtain licenses to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions and as such failure to do so could irreparably harm the Company and/or our operating results.

We currently have curriculum royalty agreements with GibsonTech and Jackie DeLuna aka Infusing Technology.  The agreement with Gibson Tech, which was renewed this past year, is for cash royalty payments based on sales of our PCS Academy of Engineering™ product.  The agreement with Jackie DeLuna is for cash royalty payments based on sales of our Digital Photography™ lab product.

Need for any government approval of principal products or services.

None, not applicable.

Effect of existing or probable governmental regulations on the business.

Small Business Issuer.

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority owned subsidiary, the parent is also a small business issuer. Provided however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding voting and non-voting common equity held by non-affiliates) of $25 million or more.

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

Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending March 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. We were not subject to these requirements for the fiscal year ended March 31, 2007. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

Despite the delay in implementation by the SEC for small business issuers, the Chief Compliance Officer undertook a review of the Company’s internal controls and furnished a copy for review by all directors and management.  This action will allow us to obtain feedback from the auditors, board of directors, and other management to assist in the implementation of additional controls, where needed.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 within the prescribed period, beginning on our next fiscal year, our CFO along with management is engaged in the process to document and evaluate our internal control over financial reporting. In this regard, management will need to adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent auditors', conclusions as of March 31, 2007 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither our independent auditors nor we will be able to conclude at or around March 31, 2007 that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. The CFO and management intend to take every step necessary to ensure compliance with Section 404.

“Penny Stock” Designation.

Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

•     with a price of less than five dollars per share;

•     that are not traded on a "recognized" national exchange;

•     whose prices are not quoted on the NASDAQ automated quotation system; or

•     within issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares. Rule 15g-9 of the Securities and Exchange Commission requires brokers/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

•     get information about the investor's financial situation, investment experience, and investment goals;

•     reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

•     provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

•     receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience, and investment goals.

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

Research and Development Expenses.

PCS Edventures! incurred research and development expenses during the last fiscal year for re-design of lab modules, as well as for development and testing of additional marketing materials. We believe that continued investment in research and development will contribute to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

PCS LabMentors, LTD. utilizes the Scientific Research & Experimental Development ("SR&ED") credits, which can allow for tax credits to Canadian companies. SR&ED is a refundable tax credit program offered by the Canada Revenue Agency ("CRA") to provide incentive for companies to undertake development activities in Canada. There are stringent reporting criteria to complete the filings to be reimbursed and to apply for these credits. The Company has applied for the refundable tax credits for the year ended May 31, 2004 for the LabMentors subsidiary. The Company is in the process of applying for such refundable tax credits for the period ended November 30, 2005 and the period ended March 31, 2006 for the LabMentors subsidiary.  The May 31, 2005 fiscal year (prior recognized ending year for LabMentors) was received during the adopted fiscal year ended March 31, 2007.  The Canada Revenue Agency has notified the Company that additional credits for the periods ended November 30, 2005 and March 31, 2006 will be forthcoming.  The amounts for these two periods are shown as a receivable in the most recent financial statements because the review by the examiners at Canada Revenue Agency has been completed and no further uncertainty exists.

Cost and Effects of Compliance with Environmental Laws.

None, not applicable.

Number of total employees and number of full time employees.

We employ approximately eighteen full-time employees and one part-time employee, while our LabMentors subsidiary has four full-time employees. We will hire part-time and additional full-time employees on an "as-needed" basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Reports to security holders.

None, not applicable.

Item 2. Description of Property.

Location.

The Company leases its Principal executive offices in Boise, Idaho. These offices consist of approximately 5,412 square feet of office space. Rent obligations are currently $7,250/month under a non-cancelable operating lease that expires February 28, 2008. The rent will increase to $7,750/month during the first quarter of fiscal year 2008.  In the second quarter of fiscal year 2008, the Company will occupy an additional 1,800 square feet of space and pay approximately $10,050 per month.  The Company has signed an extension to our current lease for another five-year term.  The lease obligations for the remainder of the lease are as follows:

Fiscal Year	Monthly Obligation
2008	$10,050
2009	$10,350
2010	$10,650
2011	$10,950
2012	$11,250

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,900 square feet. Rent obligations are approximately $1,400/month through February 2008.  It is anticipated that the Company will renew its lease at the end of its term.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick Canada. This space consists of approximately 1,000 square feet.  Rent obligations are $1,143/month under a month-to-month lease.

Investment Policies.

None, not applicable.

Description of Real Estate and Operating Data.

None, not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the shareholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information.

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

Stock Quotations

Quarter Ended	High	Low
June 30, 2005	$0.83	$0.16
September 30, 2005	$0.80	$0.61
December 31, 2005	$0.80	$0.57
March 31, 2006	$0.81	$0.44
June 30, 2006	$0.60	$0.51
September 30, 2006	$0.48	$0.45
December 29, 2006	$0.42	$0.34
March 30, 2007	$0.95	$0.845

Holders.

As of March 31, 2007, we had approximately 900 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

Dividends.

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intent of management to utilize all available funds for the development of our business.

Securities authorized for issuance under equity compensation plans.

None, not applicable.

Recent Sales of Unregistered Securities.

During the last three years, we sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). No underwriting fee or other compensation was paid in connection with the issuance of shares.

Description	Date	Shares	Amount	Footnote
Armand LaSorsa	06/24/03	200,000	$ 20,000	(1)
Carl S. Derwig	06/24/03	200,000	$ 20,000	(1)
Vincent Simon	06/24/03	100,000	$ 10,000	(1)
Robert Graybill	06/24/03	150,000	$ 15,000	(1)
David R. & Alice M. Evers	06/24/03	100,000	$ 10,000	(1)
Robert D. & Rita Y. Ervin	06/24/03	200,000	$ 20,000	(1)
Trevor J. Brown & Annette Kowalaski	06/24/03	100,000	$ 10,000	(1)
Mark S. Borland	06/24/03	30,000	$ 3,000	(1)
Jim & Kathleen M. Cullinan	06/24/03	10,000	$ 1,000	(1)
Norman R. Morris	06/24/03	100,000	$ 10,000	(1)
Frederick R. Stahl, Jr.	06/24/03	100,000	$ 10,000	(1)
Thomas Hay	05/08/03	35,000	$ 3,150	(2)
William F. Albert	06/05/03	11,111	$ 1,000	(3)
Anthony A. Maher	06/06/03	202,234	$ 20,223	(4)
Thomas M. Lorentzen	07/30/03	57,600	$ 5,760	(5)
A. Joan Nordberg and Bruno Nordberg	08/31/03	100,000	$ 10,000	(5)
Thomas S. Brower	08/31/03	100,000	$ 5,000	(5)
John C. Bult	09/24/03	6,000	$ 60	(6)
Jack A. McLeod	09/30/03	550,000	$ 55,000	(7)
Samuel R. Trozzo	10/06/03	200,000	$ 20,000	(8)
Richard E. Bean	10/08/03	250,000	$ 25,000	(8)
Frank W. Klescewski	10/06/03	400,000	$ 40,000	(8)
Digital Wallstreet, Inc.	01/22/04	680,000	$ -	(9)
Anthony A. Maher	01/22/04	103,207	$ -	(10)
Leonard Burningham	01/22/04	106,384	$ -	(11)
Moshe Weiss and Hanna Weiss	02/09/04	75,000	$ 15,000	(13)
Barry L. Brown	02/02/04	100,000	$ 12,000	(12)
Eliezer Schloss	02/11/04	50,000	$ 10,000	(13)
Shmuel Dabi	02/12/04	50,000	$ 10,000	(13)
David Levosky	02/14/04	58,070	$ -	(14)
John Ariko	02/19/04	75,825	$ -	(14)
Hazen Sandwick	02/19/04	50,550	$ -	(14)
Samuel R. Trozzo	02/23/04	166,667	$ 20,000	(12)
Kenneth E. Dawkins	02/25/04	400,000	$ 50,000	(16)
Dave and Sue Kimball	03/01/04	50,670	$ -	(14)
Ronald A. Nelson	03/05/04	125,000	$ 25,000	(13)
Temporary Financial Services, Inc.	03/10/04	1,562,500	$ 250,000	(17)
Sam Mayer	03/24/04	50,000	$ 10,000	(13)
Charles Bradley	03/25/04	101,865	$ -	(14)
Sina Leatha	03/25/04	101,865	$ -	(14)
Steve Womack	03/29/04	50,975	$ -	(14)

Description	Date	Shares	Amount	Footnote
Verl Jensen	02/19/04	15,165	$ -	(15)
Leonard and Sonia Coote	02/24/04	15,181	$ -	(15)
Robert and Ann Fyfe	03/03/04	5,069	$ -	(15)
Michael Yokoyama and Jaye Venuti	03/10/04	10,154	$ -	(15)
Kathleen Cullinan	03/24/04	5,092	$ -	(15)
Kapital Koncepts	03/26/04	10,189	$ -	(15)
Diana Gayle Smith	02/09/04	12,000	$ -	(18)
David C. Levosky	02/14/04	11,614	$ -	(15)
Hazen A. Sandwick	02/19/04	10,110	$ -	(15)
John G. Ariko, Jr.	02/19/04	15,165	$ -	(15)
Kimball Family Trust	03/01/04	10,134	$ -	(15)
Charles L. Bradley	03/25/04	20,373	$ -	(15)
Sina L. Leatha	03/25/04	20,373	$ -	(15)
Steve Womack	03/29/04	10,195	$ -	(15)
Hazen & Josephine Sandwick	03/29/04	10,110	$ -	(19)
David Levosky	03/29/04	11,614	$ -	(19)
John Ariko, Jr.	03/29/04	15,165	$ -	(19)
Dave & Sue Kimball	03/29/04	10,134	$ -	(19)
Sina Leatha	03/29/04	20,373	$ -	(19)
Charles Bradley	03/29/04	20,373	$ -	(19)
Steve Womack	03/29/04	10,195	$ -	(19)
Frank Klescewski	04/28/04	30,000	$ -	(20)
Ralph & Vera Long	05/05/04	51,380	$ -	(21)
Mark Boland	05/11/04	36,015	$ -	(21)
Diane Stump	05/12/04	5,145	$ -	(21)
Trevor Brown	05/12/04	51,460	$ -	(21)
Paul Kuen	05/12/04	25,730	$ -	(21)
Barbara Harris	05/19/04	77,300	$ -	(21)
Kenneth Flint	05/12/04	25,730	$ -	(21)
Ronald Scheeler	05/12/04	25,805	$ -	(21)
Tammy Reuben	06/04/04	25,855	$ -	(21)
Fred & Debbie Harper	06/07/04	51,745	$ -	(21)
Javan Khazali	06/18/04	750,000	$ 75,000	(22)
Anthony A. Maher	07/13/04	250,000	$ -	(23)
Diana Gayle Smith	08/27/04	60,000	$ -	(24)
Robert & Ann Fyfe	08/27/04	25,345	$ -	(24)
Donald Lorenzen	08/27/04	50,000	$ -	(24)
Kapital Koncepts	08/27/04	50,945	$ -	(24)
Leonard & Sonia Coote	08/27/04	75,905	$ -	(24)
Verl & Margene Jensen	08/27/04	75,825	$ -	(24)
Equitilink	10/13/04	250,000	$ -	(25)
Michael Corrigan	10/13/04	500,000	$ -	(26)
Richard Schmidt	10/31/04	45,833	$ -	(27)
Anthony Maher	11/30/04	344,559	$ -	(28)
Laura & Bill Baran	05/25/05	15,000	$ -	(29)
Hazen & Josephine Sandwick	05/25/05	35,000	$ -	(30)
Scott Peyron & Associates	05/25/05	90,972	$ -	(31)
Anthony A. Maher	05/27/05	205,211	$ -	(32)

Description	Date	Shares	Amount	Footnote
Paul & Lynn Kalcic	06/20/05	12,815	$ -	(33)
Matamo Corp. LLC	06/20/05	16,715	$ -	(34)
Douglas Miller	06/20/05	16,715	$ -	(34)
Trace G. Barnes	06/20/05	33,382	$ -	(33)
Trevor Brown Living Trust	06/20/05	71,030	$ -	(33)
William & Linda Hamm	06/20/05	81,000	$ -	(33)
Mary Kalcic	06/20/05	75,000	$ -	(33)
Armand LaSorsa	06/20/05	66,911	$ -	(33)
Baker-Louderback Living Trust	06/20/05	39,539	$ -	(33)
Rodney C. Luker	06/20/05	100,494	$ -	(33)
Clifford W. Nichols	06/20/05	71,030	$ -	(33)
Nelson Wooster	06/20/05	40,235	$ -	(33)
John R. Coghlan	06/20/05	76,085	$ -	(33)
James Boston	07/06/05	800	$ -	(35)
Loretta Cook	07/06/05	800	$ -	(35)
Jerry Sexton	07/06/05	800	$ -	(35)
Thomas Tice	07/06/05	800	$ -	(35)
Mark Stutzman	07/06/05	1,200	$ -	(35)
Douglas Miller	07/06/05	7,800	$ -	(35)
Matamo Development LLC	07/06/05	7,800	$ -	(35)
Baker-Louderback Living Trust	07/06/05	60,900	$ -	(36)
Joe D. and Gina L. Egusquiza	07/06/05	5,000	$ 750
Scott Peyron & Associates	08/31/05	25,208	$ -	(37)
Joe D. and Gina L. Egusquiza	08/31/05	4,500	$ 450
Richard Mussler-Wright	08/31/05	344	$ 107
Harbor View Fund Inc.	09/08/05	100,000	$ -	(38)
Anthony A. Maher	09/14/05	100,000	$ -	(39)
Bill Albert	09/23/05	75,000	$ 12,000
Suzanne Haislip	10/03/05	50,000	$ 8,000
Cecil Andrus	10/05/05	555,435	$ 49,145
Robert Fyfe	10/20/05	928	$ -	(40)
Leonard & Sonia Coote	10/20/05	2,640	$ -	(40)
Steve Womack	10/20/05	2,229	$ -	(40)
Hazen & Josephine Sandwick	10/20/05	1,724	$ -	(40)
John Ariko, Jr.	10/20/05	2,568	$ -	(40)
Ronald Scheeler	10/20/05	1,468	$ -	(40)
Sina Leatha	10/20/05	2,218	$ -	(40)
Brown Living Trust	10/20/05	2,768	$ -	(40)
Mary Kalcic	10/20/05	2,091	$ -	(40)
Armand LaSorsa	10/20/05	3,249	$ -	(40)
Nelson Wooster	10/20/05	1,967	$ -	(40)
Kathleen Cullinan	10/20/05	1,091	$ -	(40)
Kenneth Klauer	10/20/05	2,182	$ -	(40)
Harris Family Living Trust	10/20/05	4,224	$ -	(40)
Diane Stump	10/20/05	299	$ -	(40)
Mark Boland	10/20/05	1,969	$ -	(40)
Flint Family Trust	10/20/05	1,366	$ -	(40)
Paul Kuehn	10/20/05	808	$ -	(40)

Description	Date	Shares	Amount	Footnote
Ralph Long	10/20/05	2,684	$ -	(40)
Allen Reuben	10/20/05	1,468	$ -	(40)
Charles Bradley	10/20/05	4,364	$ -	(40)
Dave & Sue Kimball	10/20/05	1,724	$ -	(40)
David Levosky	10/20/05	1,899	$ -	(40)
Fred & Debbie Harper	10/20/05	3,249	$ -	(40)
Verl A. Jensen	10/20/05	2,569	$ -	(40)
Donald J. Farley	11/03/05	214,285	$ 15,000
Joe & Sarah Egusquiza	11/17/05	15,000	$ 1,500
Robert O. & Heidi K. Grover	12/08/05	6,756	$ -	(53)
Zvi Ludmer	12/09/05	6,915	$ -	(41)
Roy A. Ludmer	12/09/05	6,246	$ -	(41)
Mid-Atlantic Training, Inc.	12/09/05	7,584	$ -	(41)
Gregory Shiffner	12/09/05	6,692	$ -	(41)
Martin and Helen Tarlow	12/09/05	1,785	$ -	(41)
Nimrod Arad	12/09/05	2,231	$ -	(41)
David and Sarah Chase	12/30/05	35,000	$ 5,600	(42)
William & Laura Baran	12/30/05	10,000	$ 1,600	(42)
Robert Grover	12/30/05	75,000	$ 12,000	(43)
Suzy Haislip	01/03/06	50,000	$ -	(44)
Anthony A. Maher	01/24/06	25,000	$ 4,000	(45)
Cyndel & Co.	01/31/06	4,156	$ -	(46)
Yokoyama	02/02/06	50,770	$ -	(47)
Cullinan	02/02/06	25,460	$ -	(47)
Sean Kenlon	02/10/06	100,000	$ -	(54)
Dale Harris	02/10/06	12,767	$ -	(55)
Frank Maresca	02/10/06	156,892	$ -	(55)
Jae Wan Jeon	02/10/06	1,964	$ -	(55)
Chris Grady	02/10/06	1,355	$ -	(55)
Mark Veinot	02/10/06	4,675	$ -	(55)
Bogdan Itoafa	02/10/06	97,719	$ -	(55)
Joseph Khoury	02/10/06	135,039	$ -	(55)
William Schnell	02/10/06	5,000	$ -	(55)
William Decandido	02/10/06	10,000	$ -	(55)
William Grazier	02/10/06	5,500	$ -	(55)
Pieter Natte	02/10/06	5,500	$ -	(55)
Growthworks Atlantic Venture Fund	02/10/06	263,589	$ -	(55)
Cyndel & Co.	02/28/06	4,490	$ -	(48)
Suzy Haislip	03/03/06	50,000	$ 3,500	(49)
Suhas Pharkute	03/09/06	15,000	$ 1,500	(50)
Cyndel & Co.	03/31/06	5,896	$ -	(51)
Solomon & Michelle Tamari	03/31/06	13,161	$ -	(41)
Solomon & Michelle Tamari	03/31/06	92,299	$ -	(52)
Zvi Ludmer	03/31/06	48,496	$ -	(52)
Roy A Ludmer	03/31/06	43,803	$ -	(52)
Mid-Atlantic Training, Inc.	03/31/06	53,189	$ -	(52)
Gregory Shiffner	03/31/06	46,932	$ -	(52)
Martin & Helen E. Tarlow	03/31/06	12,515	$ -	(52)

Description	Date	Shares	Amount	Footnote
Nimrod Arad	03/31/06	15,644	$ -	(52)
William Albert	03/31/06	50,000	$ -	(44)
Joe D. & Sarah Egusquiza	03/31/06	50,000	$ -	(44)
Robert O. & Heidi K. Grover	03/31/06	9,434	$ -	(53)
Anthony A. Maher	06/02/06	25,000	$ -	(45)
Cyndel & Co.	06/02/06	6,378	$ -	(54)
Joseph Khoury	06/02/06	11,321	$ -	(55)
Cyndel & Co.	06/15/06	6,104	$ -	(56)
Cyndel & Co.	06/15/06	5,830	$ -	(57)
Cyndel & Co.	07/13/06	2,473	$ -	(58)
Laura Baran	08/18/06	30,000	$ -	(59)
Suhas Pharkute	08/22/06	9,227	$ -	(60)
Zoltan Cserna	08/22/06	6,812	$ -	(60)
Mary Roice	08/22/06	1,996	$ -	(60)
Education Enterprise Solutions	09/07/06	375,000	$ -	(61)
Suhas Pharkute	09/15/06	36,957	$ -	(62)
Suzanne Haislip	09/25/06	50,000	$ -	(63)
Anthony A. Maher	10/20/06	30,000	$ -	(45)
William Albert	02/06/07	5,390	$ -	(64)
Ronnie Lowenstein	02/06/07	20,408	$ -	(64)
George Randall Jamison	02/06/07	13,265	$ -	(64)
Lonnie Hamilton	02/07/07	3,991	$ -	(64)
Leonard Burningham	02/08/07	15,684	$ -	(64)
David Chase	02/12/07	3,598	$ -	(64)
Anthony A. Maher	02/28/07	30,000	$ -	(45)
Keith D. Stein	03/15/07	148,214	$ -	(65)
Schlomo Tamari	03/31/07	16,318	$ -	(66)
Joseph Khoury	03/31/07	38,662	$ -	(67)

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

(9) These shares of common stock were issued for services at $0.11 per share($75,000).

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

(42) These shares were issued to an employee who exercised some options. These options were exercisable at $0.16 per share.

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

(56) These shares were issued for consulting services at a weighted five day average of $0.392 per share.

(57) These shares were issued for consulting services at a weighted five day average of $0.4096 per share.

(58) These shares were issued for consulting services at a weighted five day average of $0.4288 per share.

(59) These shares were issued to an employee who exercised some options.  These options were exercisable at $0.13 per share.

(60) These shares were issued to employees for a bonus at $0.63 per share.

(61) These shares were issued for the acquisition of assets from Education Enterprise Solutions at $0.60 per share.

(62) These shares were issued as a bonus to an employee at $0.48 per share.

(63) These shares were issued to an employee who exercised some options.  These options were exercisable at $0.07 per share.

(64) These shares were issued to persons or companies for accounts payable payments.  These shares were issued at $0.49 per share.

(65) These shares were issued to a person for payment of a note payable.  These shares were issued at $0.70 per share.

(66) These shares were issued for royalties at $0.95 per share.

(67) These shares were issued pursuant to the employment contract with Joseph Khoury at $0.95 per share.

We issued these securities to persons who were either "accredited investors,” or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6)thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

None, not applicable.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

PCS intends to continue to operate in the same manner as prior years, including continuing to look for viable acquisition candidates to further enhance the product lines and enhance marketing efforts to more effectively penetrate the world market.  PCS LabMentors will continue to expand into the collegiate market, as well as undertake new projects with existing customers for an increased revenue base. PCS as a whole intends to continue to fund operations based on lab sales to existing and new customers to provide cash for operations throughout the coming fiscal year. There are not expected to be any significant changes in the number of employees.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2007 resulted in a net loss of ($1,792,500) as compared to the net loss during the fiscal year ended March 31, 2006 of ($1,204,504). This net loss is an increased loss of ($587,996) or approximately forty-nine percent (49%) from the net loss for fiscal year ended March 31, 2006. The Basic Loss per Share for fiscal year 2007 is ($0.06), as compared to a loss per share of ($0.04) for fiscal year 2006.  Details of changes in revenues and expenses can be found below.

During fiscal year ended March 31, 2007, the Company experienced significant, non-recurring, non-cash losses, as well as recurring non-cash expenses. These losses and the resulting EBITDA are described in more detail below. Excluding these non-cash and non-recurring losses, namely the amortization of capitalized costs ($89,667), depreciation expense ($207,123), amortization of the debt discount ($666,667), interest expense ($62,857), expenses relating to the amortization of option expense per FAS 123R ($445,186), and gain related to taxes ($251,504), which total $1,128,839, the Company had a net loss EBITDA of ($663,661), as compared to the net loss EBITDA of ($607,688) for the fiscal year ended March 31, 2006.  This would have resulted in a loss per share of ($0.02) for the fiscal year ended March 31, 2007.

Operating Results Revenues.

Revenues for the twelve-month period ended March 31, 2007, decreased to $1,998,683 or by $603,356 (23%) as compared to $2,602,039 for the twelve-month period ended March 31, 2006. This decrease is due to extremely high sales volume in the prior fiscal year that was not duplicated during the current fiscal year.  The majority of the Company's revenue is generated from lab sales.  During the fiscal year ended March 31, 2007, the sales team focused on additional marketing strategies to implement in fiscal year 2008, attended additional conferences, and assisted in the training of new personnel to assist with implementing the new marketing strategies.

Operating Results Cost of Goods Sold/Cost of Sales.

Cost of goods sold for the twelve-month period ended March 31, 2007, decreased by $497,070 (35%) to $921,048 as compared to $1,418,118 for twelve-month period ended March 31, 2006. This decrease was due to a decrease in sales, as well as lower prices on our supplied products through better negotiations with vendors.  This decrease was partially offset by an increase in shipping and server costs. Included in the Cost of Goods sold figure is sales commissions, which have also decreased due to the decrease in sales, shipping expenses, product royalty payments, and server fees.

Operating Results Operating Expenses.

Operating expenses for the twelve-month period ended March 31, 2007, increased by $1,156,089 (60.7%) to $3,060,685 as compared to $1,904,596 for twelve-month period ended March 31, 2006.  The increase is due to an increase in rent payments, increased operating costs relative to operating the newly acquired subsidiary, increase in expenses relating to the option of FAS 123R for expensing stock options granted, non-cash amortization of Barron Partners, LP notes payable and warrants through September 30, 2006, and increased marketing planning efforts, which included a redesigned website, marketing pamphlets, and new product catalogs.

Operating Results Interest Expenses.

Interest expenses for the twelve-month period ended March 31, 2007, increased $3,299 (6%) to $62,857 as compared to $59,558 for the twelve-month period ended March 31, 2006. This increase is due to additional borrowing on our line of credit (see Note 6).

Liquidity.

As of the fiscal year ended March 31, 2007, we had $47,763 in Cash, with total current assets of $654,985 and total current liabilities of $782,542. We have an accumulated deficit of ($27,659,572) and shareholder’s equity of $708,583.

The Company has a current ratio of .83. The current ratio for the fiscal year ended March 31, 2006 was .88. The ratio indicates that we are currently utilizing all available resources to help grow the company through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital deficit of ($127,557) at March 31, 2007. The working capital deficit indicates that our ability to pay current debt obligations through our current assets is unfavorable. The working capital for the fiscal year ended March 31, 2006 was ($154,843). This decrease was due primarily to the recording of the recent note payable and intrinsic value of the associated warrants issued, both of which are non-cash transactions.

Critical Accounting Policies

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

During the period ended March 31, 2007, the LabMentors subsidiary had sales to two major customers that accounted for a significant portion of their total revenues. See notes to financial statement for additional information.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. The Company’s financial statements include translations for the LabMentors subsidiary, which are maintained in Canadian dollars. All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss).

In accordance with SFAS No. 95, "Statement of Cash Flows," the cash flows of the Company are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that were translated at the exchange rate at the end of the period.

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

Intellectual Property

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform that has been determined to be 60 months.

Property and Equipment

Property and equipment are recorded at cost and are being depreciated for financial accounting purposes on the straight-line method over their respective estimated useful lives ranging from three to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations.

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

The most recent acquisition did not have significant tangible assets, and, as result, the majority of the purchase price was allocated to goodwill, which increases the potential for impairment charges that we may incur in the future.

We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards 142 (SFAS 142) entitled "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that impairment might have occurred. The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired. If the book value exceeds the fair value, the goodwill is considered impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

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

The Company has made an acquisition of one company over the last two years, namely 511092 N.B. LTD. dba LabMentors on November 30, 2005 for the purchase price of $420,000. LabMentors was acquired due to the access it provided to collegiate markets, as well as the online learning programs it has available to compliment current learning materials.

The Company has made one asset purchase acquisition over the last two years, namely the PCS STEPS® product line from Education Enterprise Solutions on October 9, 2006 for 375,000 shares of common stock valued at $225,000.  This product has recently been transferred from the parent company to our subsidiary for development and implementation into the sales cycle.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of March 31, 2007.

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - March 31, 2007

Consolidated Statements of Operations for the years ended March 31, 2007 and 2006

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

PCS Edventures!.com, Inc. & Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheet of PCS Edventures!.com, Inc. & Subsidiary, as of March 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. & Subsidiary, as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 16 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

June 15, 2007

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet

ASSETS
	March 31, 2007
CURRENT ASSETS
Cash	$ 47,763
Accounts receivable, less allowance of $10,249 (Note 15)	126,750
Prepaid expenses	24,719
Deferred costs	49,277
Finished goods inventory (NET)	169,687
Other receivable (Note 12)	236,789
Total Current Assets		654,985

FIXED ASSETS (NET) (Notes 2 & 3)		71,601
EDUCATIONAL SOFTWARE (NET) (Note 8)		77,924
INTELLECTUAL PROPERTY (NET) (Note 9)		194,007
GOODWILL (Notes 2 & 10)		485,238

OTHER ASSETS
Deposits	7,371
Total Other Assets		7,371
TOTAL ASSETS		$ 1,491,126

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 230,332
Accrued compensation	11,629
Payroll liabilities payable	6,606
Accrued interest	13,186
Accrued expenses (Note 11)	23,087
Unearned revenue	122,825
Notes payable - related party (Note 5)	116,423
Notes payable (NET) (Note 6)	258,455
Total Current Liabilities		782,542

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 4)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-
Common stock, no par value, 60,000,000 authorized shares, 33,865,752 shares issued and outstanding	28,386,057
Accumulated comprehensive loss	(17,902)
Accumulated deficit	(27,659,572)
Total Stockholders' Equity		708,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 1,491,126

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended
	March 31,
	2007	2006
REVENUES (Note 2)
Lab revenue	$ 1,817,438	$ 2,377,282
License revenue	181,245	221,622
Subscription revenue	-	3,135
Total Revenues	1,998,683	2,602,039

COST OF GOODS SOLD	921,048	1,418,118

GROSS PROFIT	1,077,635	1,183,921

OPERATING EXPENSES
Salaries and wages	861,963	763,448
Bad debt expense	10,249	-
Depreciation and amortization expense	873,790	70,917
Option/warrant expense	445,187	9,825
General and administrative expenses	869,496	1,060,406
Total Operating Expenses	3,060,685	1,904,596

OPERATING LOSS	(1,983,050)	(720,675)

OTHER INCOME AND EXPENSES
Interest expense	(62,857)	(392,891)
Interest income	1,793	1,838
Other income	253,878	19,894
Other expense	(2,264)	-
Loss on extinguishment of debt (NET)	-	(112,670)
Total Other Income and Expenses	190,550	(483,829)

NET LOSS	$ (1,792,500)	$ (1,204,504)
Foreign currency translation	$ 10,766	$ (7,136)
NET COMPREHENSIVE LOSS	$ (1,781,734)	$ (1,211,640)

Basic Loss per Share (Note 2)	$ (0.06)	$ (0.04)
Weighted Average Number of Shares Outstanding	29,045,521	27,713,809

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance March 31, 2005	27,355,451	$23,868,669	15,246	$56,372	($1,000)	($24,662,568)

Options issued to directors for accrued director fees		15,000

Treasury stock issued for legal services		21,250

Stock issued for exercise of options at $0.16 per share	15,000	2,400

Stock issued at cash at $0.20 per share	35,000	7,000

Stock issued for public relations $0.095 per share	90,972	8,649

Stock issued for exercise of options at $0.13 per share	205,211	26,645

Stock issued for conversion of debt and interest at $0.17 per share	654,706	112,485

Stock issued for conversion of debt and interest at $0.17 per share	12,815	2,178

Stock issued at cash at $0.17 per share	33,430	5,683

Balance Forward	28,402,585	$24,069,959	15,246	$56,372	($1,000)	($24,662,568)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit
Balance Forward	28,402,585	$24,069,959	15,246	$56,372	($1,000)	($24,662,568)

Amortization and revaluation of consulting expense		(7,667)			1,000

Value of options issued to employees below market value		2,825

Stock issued for services at $0.705 per share	20,000	14,100

Stock issued for conversion of debt and interest at $0.17 per share	60,900	10,353

Stock issued for exercise of options at $0.15 per share	5,000	750

Stock issued for marketing services at $0.12 per share	25,208	3,025

Value of stock issued for marketing services below market value		1,008

Stock issued for exercise of options at $0.10 per share	4,500	450

Stock issued for exercise of options at $0.31 per share	344	107

Balance Forward	28,518,537	$24,094,910	15,246	$56,372	-	($24,662,568)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	28,518,537	$24,094,910	15,246	$56,372	-	($24,662,568)

Value of options issued to employee below market value		7,000

Stock issued for services at $0.70 per share	100,000	70,000

Stock issued for the reduction of interest and principal for a note payable for a related party	100,000	16,000

Stock issued for the exercise of options at $0.16 per share	75,000	12,000

Stock issued for the exercise of options at $0.16 per share	50,000	8,000

Stock issued for the exercise of options at weighted average of $0.0885 per share	555,435	49,145

Stock issued for interest payments at $0.20 per share	53,746	10,749

Balance Forward	29,452,718	$24,267,804	15,246	$56,372	-	($24,662,568)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit
Balance Forward	29,452,718	$24,267,804	15,246	$56,372	-	($24,662,568)

Stock issued for the exercise of options at $0.07 per share	214,285	15,000

Stock issued for the exercise of options at $0.10 per share	15,000	1,500

Options issued to directors for accrued director fees		22,500

Stock issued for purchase of LabMentors at $0.60 per share	700,000	420,000

Stock issued for consulting expenses related to the purchase of LabMentors at $0.60 per share	100,000	66,000

Stock issued to Officer for compensation at $0.74 per share	6,756	5,000

Stock issued for royalty payments at $0.155 per share	31,453	4,875

Balance Forward	30,520,212	$24,802,679	15,246	$56,372	-	($24,662,568)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	30,520,212	$24,802,679	15,246	$56,372	-	($24,662,568)

Stock issued for the exercise of options at $0.16 per share	35,000	5,600

Stock issued for the exercise of options at $0.16 per share	10,000	1,600

Stock issued for the exercise of options at $0.16 per share	75,000	12,000

Options issued to directors for accrued director fees		11,250

Stock issued for sales competition to employee at $0.71 per share	50,000	35,500

Stock issued to Officer for the exercise of options at $0.16 per share	25,000	4,000

Stock issued for consulting services at $0.6016 per share	4,156	2,500

Balance Forward	30,719,368	$24,875,129	15,246	$56,372	-	($24,662,568)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	30,719,368	$24,875,129	15,246	$56,372	-	($24,662,568)

Stock issued for conversion of preferred stock at $0.20 per share	76,230	15,245	(15,246)	(15,246)

Conversion of preferred stock	-	-	-	(41,126)

Stock issued for consulting services at $0.5568 per share	4,490	2,500

Stock issued to employee for exercise of options at $0.07 per share	50,000	3,500

Stock issued to employee for exercise of options at $0.10 per share	15,000	1,500

Stock issued for consulting services at $0.424 per share	5,896	2,500

Stock issued for royalty payment at $0.155 per share	13,161	2,040

Balance Forward	30,884,145	$24,902,414	-	-	-	($24,662,568)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	30,884,145	$24,902,414	-	-	-	($24,662,568)

Stock issued for royalty payment at $0.53 per share	312,878	165,825

Stock issued for sales competition to employees at $0.71 per share	100,000	71,000

Stock issued to Officer for compensation at $0.53 per share	9,434	5,000

Intrinsic value of warrants issued for consulting fees relating to the acquisition	-	4,500

Intrinsic value of warrants issued	-	1,000,000

Options issued to directors for accrued director fees	-	15,000

Total value of stock issued for conversion of debt and interest below or above market value	-	213,302

Balance Forward	31,306,457	$26,377,041	-	-	-	($24,662,568)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	31,306,457	$26,377,041	-	-	-	($24,662,568)

Net loss March 31, 2006						(1,204,504)

Balance March 31, 2006	31,306,457	$26,377,041	-	-	-	($25,867,072)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance March 31, 2006	31,306,457	$26,377,041	-	-	-	($25,867,072)

Option expense per FAS 123(R) for options not yet vested	-	39,252

Option expense per FAS 123(R) for options not yet vested	-	53,306

Common stock issued for conversion of debt and interest – related party	25,000	4,000

Common Stock issued for consulting services	6,378	3,380

Common Stock issued for consulting services	6,104	3,235

Common Stock issued for consulting services	5,830	2,500

Option expense per FAS 123(R) for options not yet vested	-	50,914

Balance Forward	31,349,769	$26,533,628	-	-	-	($25,867,072)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	31,349,769	$26,533,628	-	-	-	($25,867,072)

Stock Options issued for Board Compensation	-	11,245

Common Stock issued for consulting services	2,473	1,048

Option expense per FAS 123(R) for stock options not yet vested	-	33,920

Common Stock issued for employee exercise of Stock Options	30,000	3,900

Common Stock issued to three employees for bonus	18,035	11,362

Option expense per FAS 123(R) for stock options not yet vested	-	32,548

Common Stock issued for the acquisition of assets from Education Enterprise Solutions	375,000	225,000

Balance Forward	31,775,277	$26,852,651	-	-	-	($25,867,072)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	31,775,277	$26,852,651	-	-	-	($25,867,072)

Common Stock issued to an employee as a bonus	36,957	17,000

Common Stock issued to an employee for exercise of Stock Options	50,000	3,500

Option expense per FAS 123(R) for Stock Options not yet vested	-	33,403

Stock Options issued for Board Compensation	-	11,247

Preferred Stock issued for conversion of debt			1,666,667	1,000,000

Common Stock issued for conversion of debt and interest – related party	30,000	4,800

Option expense per FAS 123(R) for Stock Options not yet vested	-	33,321

Balance Forward	31,892,234	$26,955,922	1,666,667	$1,000,000	-	($25,867,072)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	31,892,234	$26,955,922	1,666,667	$1,000,000	-	($25,867,072)

Option expense per FAS 123(R) for Stock Options not yet vested	-	39,396

Stock Options issued for Board Compensation	-	14,995

Option expense per FAS 123(R) for Stock Options not yet vested	-	39,396

Option expense per FAS 123(R) for Stock Options not yet vested	-	39,396

Common Stock issued for conversion of accounts payable	39,063	19,141

Common Stock issued for conversion of accounts payable	3,991	2,115

Common Stock issued for conversion of accounts payable	15,684	7,842

Balance Forward	31,950,972	$27,118,203	1,666,667	$1,000,000	-	($25,867,072)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	31,950,972	$27,118,203	1,666,667	$1,000,000	-	($25,867,072)

Common Stock issued for conversion of accounts payable	3,598	1,799

Conversion of Preferred Stock to Common Stock	85,000	51,000	(85,000)	(51,000)

Common Stock issued for conversion of debt and interest – related party	30,000	4,000

Option expense per FAS 123(R) for Stock Options not yet vested	-	44,101

Conversion of Preferred Stock to Common Stock	49,792	29,875	(49,792)	(29,875)

Conversion of Preferred Stock to Common Stock	15,000	9,000	(15,000)	(9,000)

Conversion of Preferred Stock to Common Stock	99,992	59,995	(99,992)	(59,995)

Balance Forward	32,234,354	$27,317,973	1,416,883	$850,130	-	($25,867,072)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	32,234,354	$27,317,973	1,416,883	$850,130	-	($25,867,072)

Conversion of Preferred Stock to Common Stock	33,116	19,870	(33,116)	(19,870)

Conversion of Preferred Stock to Common Stock	140,595	84,357	(140,595)	(84,357)

Conversion of Preferred Stock to Common Stock	17,500	10,500	(17,500)	(10,500)

Conversion of Preferred Stock to Common Stock	10,000	6,000	(10,000)	(6,000)

Common Stock issued for conversion of note payable and interest	148,214	103,750

Conversion of Preferred Stock to Common Stock	42,500	25,500	(42,500)	(25,500)

Conversion of Preferred Stock to Common Stock	15,000	9,000	(15,000)	(9,000)

Balance Forward	32,641,279	$27,576,950	1,158,172	$694,903	-	($25,867,072)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	32,641,279	$27,576,950	1,158,172	$694,903	-	($25,867,072)

Conversion of Preferred Stock to Common Stock	20,900	12,540	(20,900)	(12,540)

Conversion of Preferred Stock to Common Stock	77,309	46,385	(77,309)	(46,385)

Conversion of Preferred Stock to Common Stock	136,500	81,900	(136,500)	(81,900)

Conversion of Preferred Stock to Common Stock	23,454	14,072	(23,454)	(14,072)

Conversion of Preferred Stock to Common Stock	412,837	247,702	(412,837)	(247,702)

Conversion of Preferred Stock to Common Stock	487,172	292,303	(487,172)	(292,304)

Option expense per FAS 123(R) for Stock Options not yet vested	-	43,981

Balance Forward	33,799,451	$28,315,833	-	-	-	($25,867,072)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	33,799,451	$28,315,833	-	-	-	($25,867,072)

Stock Options issued for Board Compensation	-	17,994

Common Stock issued for royalty payments	16,318	15,501

Common Stock issued to an employee as a bonus	49,983	36,729

Net Income (Loss) for the year ended March 31, 2007						(1,792,500)

Balance March 31, 2007	33,865,752	$28,386,057	-	-	-	($27,659,572)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,792,500)	$(1,204,504)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	137,331	26,084
Amortization of debt offering and capitalized costs	89,667	44,833
Stock and options issued for compensation	542,706	126,325
Stock and options issued for consulting services	41,909	118,867
Stock and options issued for board compensation	55,481	48,750
Amortization of debt discount	666,667	333,333
Common stock and options issued for royalties	15,502	172,741
Common stock issued for conversion of preferred stock	-	(41,126)
Common stock issued for conversion of notes payable and interest	712,997	-
Loss on extinguishment of debt (NET)	-	112,670
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	481,703	(458,938)
(Increase) in inventories	(75,640)	(67,302)
Decrease in deferred costs	(5,369)	97,294
(Decrease) increase in accounts payable and accrued liabilities	(901,344)	132,404
Increase in interest payable	26,694	19,536
Increase in unearned revenue	(13,729)	(133,017)
(Increase decrease in other assets	(373,616)	4,101
Decrease in prepaid assets	-	689
Net Cash (Used) by Operating Activities	(391,541)	(667,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,390)
Cash overdraft from LabMentors acquisition	-	(1,996)
Costs relating to acquisitions	-	(69,658)
Loss on sale of assets	3,758
Net Cash Provided/Used by Investing Activities	3,758	(80,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	453,271	1,089,990
Payments on notes payable	(311,861)	(77,939)
Costs relating to notes payable	-	(130,000)
Proceeds from common stock and exercise of options	7,400	152,876
Net Cash Provided by Financing Activities	148,810	1,034,927

Foreign currency translation	(10,503)	(7,136)
Net Increase (Decrease) in Cash	(249,475)	280,487
Cash at Beginning of Year	297,239	16,752
Cash at End of Year	$ 47,763	$ 297,239

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended
March 31,
	2007	2006
NON-CASH INVESTING & FINANCING ACTIVITIES:
Common stock issued for acquisitions	$ 225,000	$ 420,000

CASH PAID FOR:
Interest	$ 62,857	$ 45,117
Income taxes	$ -	$ 3,260

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho Corporation, and its wholly-owned subsidiary, PCS LabMentors, LTD., a Canadian company, (collectively, "the Company").

On August 3, 1994, PCS Edventures!.com, Inc., was incorporated under the laws of Idaho to engage in web-based and site-licensable educational products.

In October 1994, an agreement was authorized allowing the Company to exchange, on a one-for-one basis, common stock for stock of PCS Schools, Inc. As a result of this Agreement, PCS Schools, Inc. became a wholly-owned subsidiary of the Company.  In the late 1990s, the Company divested the stand-alone learning labs to focus more on a hands-on module coupled with web-based technology for use in the classroom.

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

March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c. Concentration of Credit Risks and Significant Customers (continued)

During the last fiscal year ending March 31, 2007, the PCS LabMentors' subsidiary had sales to two major customers that exceeded 10 percent of their individual revenues as follows:

Customer A - $212,901   67.4%

Customer B - $ 94,488    29.9%

The PCS LabMentors subsidiary also has an account receivable from these same major customers as of March 31, 2007 as follows:

Customer A - $ 26,417

Customer B - $ -

d. Foreign Currency Translation

The functional currency of our subsidiaries is considered the local currency. Our PCS LabMentors' subsidiary has a functional currency in Canadian dollars ($CDN). The subsidiary’s financial statements have been translated into US dollars in accordance with SFAS No. 52 "Foreign Currency Translation." All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss) and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). Through this, all of the Company financial documents are stated within the functional currency of the parent company, which is the United States dollar ($USD).

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

e. Revenue Recognition

The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Lab Revenue

The Company recognizes revenues relating to sales of the learning labs listed under Products herein as they are delivered to the customers. Delivery is constituted when ninety percent (90%) or greater of the weighted average cost of goods have been received by the customer. Revenue is only recognized once the product has been delivered on this basis to the customer and all other obligations have been met. All product

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e. Revenue Recognition (continued)

inventory is purchased on a sale-by-sale basis, and is either shipped directly from third-party suppliers to the end customer or shipped to our warehouse, where it is packaged and then sent to the customer. Accordingly, all costs associated with the purchase of product inventory are also deferred until the product is delivered.

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

The entire goodwill balance of $485,238 at March 31, 2007, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Business Combinations

There were no business combinations during the fiscal year ended March 31, 2007.

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

Net deferred tax assets consist of the following components as of:

	March 31,
	2007	2006
Deferred tax assets:
NOL carryover	$ 3,404,660	$ 3,361,051
Accrued expenses	47,902	76,303
Accumulated depreciation	(27,828)	3,836
Accumulated compensation	-	-

Deferred tax liabilities:	-	-
Valuation allowance:	(3,424,734)	(3,441,190)
Net deferred tax asset:	$ -	$ -

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Provision for Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% and the Canadian federal tax rate of 21% to pretax income from continuing operations as detailed in the following table for the years ended:

	March 31,
	2007	2006
Book loss	$ (728,045)	$ (459,595)
State taxes	(48,927)	935
Stock for services/options expense	28,169	221,305
Penalties	4,221	5,220
Beneficial conversion	294,970	147,485
Options expense	173,379	-
Other	4,956	2,570
NOL utilization	-	-
Valuation allowance	271,277	82,080
	$ -	$ -

At March 31, 2007 the Company had net operating loss carry forwards of approximately $9,500,000 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the March 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Canadian tax laws allow a company to recoup a significant amount of research and development costs. As a result, the Company will continue to conduct its research and development within Fredericton, New Brunswick and continue to apply for such tax incentives. In addition, income taxes are/will be prepared in accordance with Revenue Canada guidelines so as to maximize additional incentives, when available (see Note 12).

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements in accordance with SFAS No. 128 "Earnings per Share." Diluted loss per share is equal to basic loss per share as the result of the anti-dilutive nature of the stock equivalents.

	For the Years Ended
	March 31,
	2007	2006
Basic loss per share from operations:
Numerator - loss	$(1,792,500)	$(1,204,504)
Denominator - weighted average number of shares outstanding	29,045,521	27,713,809
Loss per share	$ (0.06)	$ (0.04)

k. Newly Issued Accounting Pronouncements

During the year ended March 31, 2007, the Company adopted the following accounting pronouncements:

The FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment". SFAS No. 123R requires employee stock-based compensation to be measured based on the fair value as of the grant-date of the awards and the cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. Historically, the company used the intrinsic method of valuation as specified in APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations and accordingly no compensation cost had been recognized for stock options in prior years.  This pronouncement eliminates the alternative use of Accounting Principles Board (APB) No. 25.  As a result of adopting the fair value method for stock compensation, all future awards and current awards vesting in future periods will be expensed over the stock options' vesting period as defined in its contract award.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Newly Issued Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on our financial statements.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m. Intellectual Property

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months.

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

o. Finished Goods Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside supplies. These items included, but are not limited to, K’NEX® manipulatives, fischertechnik® manipulatives, Eduwise manipulatives, LEGO® manipulatives, furniture units, curriculum, blocks, PCS Academy of Science® science kits, poster packs, and other miscellaneous items used in our various labs.  Our inventory is valued using the average cost method for each item.

p. Stock Options

As permitted by FASB Statement 148 "Accounting for Stock Based Compensation Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principals Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 3 - FIXED ASSETS

Assets and depreciation for the period are as follows:

March 31, 2007
Computer/office equipment	$ 24,580
Server equipment	$ 91,965
Accumulated depreciation	$ (44,944)
Total Fixed Assets	$ 71,601

Fixed Asset depreciation expense for the years ended March 31, 2007 and 2006 was $7,235 and $6,833, respectively.

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

During the year ended March 31, 2006, the Company issued 654,706 shares of common stock in exchange for the conversion of notes payable valued at $112,485.

During the year ended March 31, 2006, the Company issued 12,815 shares of common stock in exchange for the conversion of notes payable valued at $2,179.

During the year ended March 31, 2006, the Company issued 33,430 shares of common stock in exchange for cash of $5,683.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (continued)

During the year ended March 31, 2006, the Company issued 20,000 shares of common stock in exchange for investing services valued at $14,100.

During the year ended March 31, 2006, the Company issued 60,900 shares of common stock in exchange for the conversion of notes payable valued at $10,353.

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

March 31, 2007 and 2006

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

March 31, 2007 and 2006

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

During the year ended March 31, 2007, the Company issued 85,000 shares of common stock for the conversion of debt and interest on a note payable to a our CEO, Anthony A. Maher, valued at $12,800.

During the year ended March 31, 2007, the Company issued 20,785 shares of common stock for consulting expenses valued at $10,163.

During the year ended March 31, 2007, the Company issued 49,983 shares of common stock for employee bonus for fiscal years 2006 and 2007 to our LabMentors’ president valued at $42,729.

During the year ended March 31, 2007, the Company issued 54,992 shares of common stock for employee bonuses to four employees valued at $28,362.

During the year ended March 31, 2007, the Company issued 80,000 shares of common stock for exercise of Stock Options by employees valued at $7,400.

During the year ended March 31, 2007, the Company issued 375,000 shares of common stock for the acquisition of technological assets from Educational Enterprise Solutions valued at $225,000.

During the year ended March 31, 2007, the Company issued 62,336 shares of common stock for conversion of accounts payable to various persons valued at $30,898.

During the year ended March 31, 2007, the Company issued 148,214 shares of common stock for conversion of a note payable valued at $103,750.

During the year ended March 31, 2007, the Company issued 16,318 shares of common stock for royalties relating to the PCS Academy of Science™ product line valued at $15,502.

During the year ended March 31, 2007, the Company issued 1,666,667 shares of common stock for the conversion of preferred stock by Barron Partners, LP valued at $1,000,000.

b. Preferred Stock

During the year ended March 31, 2006, the Company issued 76,230 shares of common stock for the conversion of 15,246 shares of preferred stock. The preferred shares originally sold for $1.00 per share were converted to common at $0.20 per share.

During the year ended March 31, 2007, the Company issued 1,666,667 shares of preferred stock for the conversion of a note payable by Barron Partners, LP valued at $1,000,000.  These shares were later fully converted to common stock through successive conversions.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party consisted of the following at March 31, 2007:

Notes payable to the President bearing interest at 10% per annum, all unpaid principal and interest payments due on demand	$ 116,423
Total Notes Payable to Related Party	$ 116,423

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2007:

Notes payable to a Canadian governmental agency bearing no interest, with payments due the 1st of each month, unsecured	$ 39,875
Line of credit with a financing institution with varying interest rates, due periodically (generally monthly), secured by assets and specific receivables	$ 102,000
Line of credit with a financing institution with an interest rate of 21.75%, due periodically, secured by assets and specific receivables	$ 37,697
Lease payable to a financing agency bearing an interest rate of 22%, with payments due the 11th of each month, secured by equipment	$ 78,883
Total Notes Payable	$ 258,455

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in June 2012.

Fiscal Year	Monthly Obligation
2008	$10,050
2009	$10,350
2010	$10,650
2011	$10,950
2012	$11,250
Total	$639,000

Rent expense for the corporate offices was $86,934 and $81,591 for the years ended March 31, 2007 and 2006, respectively, under this lease arrangement.

The Company leases warehouse space close to its headquarters. The lease expires in February 2008. The monthly rental obligation is approximately $1,400.00 for total lease payments remaining of $15,400.  Rent expense was $13,070 and $8,762 for the years ended March 31, 2007 and 2006, respectively.

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is $1,143. The Company intends to continue to lease this space on a month-to-month basis. Rent expense for the last fiscal year was $12,281, while the rent expense for the period from December 1, 2005 through March 31, 2006 was $5,764.

b. Litigation

None, not applicable.

NOTE 8 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $130,203 at March 31, 2006 with a total of $52,279 of related depreciation recognized during the fiscal year ended March 31, 2007, with a resulting carrying value of $77,924 at March 31, 2007.

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 9 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company, as well as the newly acquired PCS STEPS® program, see the section entitled "Status of any publicly announced new product or service" in this Report.  In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $16,145 at March 31, 2006. Amortization recognized for the fiscal year ended March 31, 2007 was $47,138, with a carrying value of $194,007 at March 31, 2007.  The increase in depreciation and carrying value was due to the asset purchase of PCS STEPS®

NOTE 10 - GOODWILL

The entire goodwill balance of $485,238 at March 31, 2007, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

We undertook an impairment review at the end of the current fiscal year end, despite the fact that the goodwill was calculated during the third quarter of the current fiscal year. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that no impairment was created. The basis for this determination included the growth of existing clients since the end of the fiscal year, conversations with potential customers for the upcoming year, the proven record since a bank account was established for the company to sustain operations for the foreseeable future, as well as the added economies of scale the subsidiary has added to the Company as a whole, including several technical performance enhancements supplied by LabMentors to supplement the core capabilities of PCS, such as creation of added internet service bandwidth and associated signal routing capabilities not known to the technical people at PCS; locating and managing a demonstration server on their system for a wide variety of PCS products; and assisting technical people from PCS and E2S in the creation and management of a server to host the PCS STEPS® product. In conclusion, the Company felt and still feels that LabMentors brought more than a cutting edge product to PCS, but the acquisition also brings vertical integration and technology not previously known by PCS.

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2007:

Credit card debt	$ 23,087
Total Accrued Expenses	$ 23,087

NOTE 12 – OTHER RECEIVABLE

Included in this amount is the currently outstanding SR&ED amount.  The Company has been notified that all amounts submitted were accepted in full.  Payment for Revenue Canada should be within the coming weeks.  The total amount due to PCS LabMentors, Ltd. is approximately $235,000 U.S. dollars.

NOTE 13 - DILUTIVE INSTRUMENTS

Stock Options and Warrants

SFAS No. 148, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 100% to 538% percent for all years; risk-free interest rates of 1% to 6%, and expected lives of 1 to 10 years.

	For the Years Ended
	March 31,
	2007	2006
Net loss:
As reported	$(1,781,734)	$(1,204,504)
Pro Forma	$(2,405,617)	$(1,375,452)

Net loss per share:
As reported	$ (0.06)	$ (0.04)
Pro Forma	$ (0.08)	$ (0.05)

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 13 - DILUTIVE INSTRUMENTS (continued)

The Company has granted the following options and warrants as of March 31, 2007:

Person	Date of Grant	Issue Number	Issue Price	Amount Exercised	Amount Expired/ Cancelled	Amount Outstanding	Fair Value	Risk-Free Interest Rate	Expected Life	Expected Volatility
1) Board Members	12/10/2001	1,000,000	$0.30	-	(250,000)	750,000	$0.20	5.69%	10	99.80%
2) Board Members	06/03/2002	1,000,000	$0.16	(180,000)	(250,000)	570,000	$0.15	5.48%	10	128.91%
3) Employees	07/01/2002	335,000	$0.16	(260,000)	(75,000)	-	$0.14	2.84%	n/a	n/a
4) Employee	08/15/2002	5,000	$0.16	-	(5,000)	-	$0.14	2.84%	n/a	n/a
5) Board Members	10/21/2002	499,998	$0.09	(166,666)	(166,666)	166,666	$0.09	3.94%	10	158.83%
6) Board Members	05/15/2003	892,855	$0.07	(464,285)	(214,285)	214,285	$0.09	3.94%	10	151.61%
7) Employee	05/20/2003	100,000	$0.07	(100,000)	-	-	$0.06	2.54%	4	151.61%
8) Employee	07/25/2003	25,000	$0.10	-	(25,000)	-	$0.12	2.81%	4	156.24%
9) Employee	07/25/2003	25,000	$0.10	(15,000)	-	10,000	$0.12	2.81%	4	156.24%
10) Employee	09/05/2003	150,000	$0.07	-	-	150,000	$0.11	2.81%	4	152.03%
11) Employee	09/25/2003	25,000	$0.10	(15,000)	-	10,000	$0.12	3.07%	5.85	152.03%
12) Board Member	04/28/2004	150,000	$0.15	-	-	150,000	$0.17	4.43%	10	344.55%
13) Consultant	04/28/2004	2,000,000	$0.10	(750,000)	(1,250,000)	-	$0.17	0.98%	n/a	n/a
14) Consultant	04/28/2004	4,000,000	$0.10	-	(4,000,000)	-	$0.17	0.98%	n/a	n/a
15) Consultant	04/28/2004	200,000	$0.10	-	(200,000)	-	$0.17	1.55%	n/a	n/a
16) Consultant	04/28/2004	200,000	$0.20	-	(200,000)	-	$0.17	1.55%	n/a	n/a
17) Consultant	04/28/2004	200,000	$0.30	-	(200,000)	-	$0.17	1.55%	n/a	n/a
18) Consultant	04/28/2004	200,000	$0.35	-	(200,000)	-	$0.17	1.55%	n/a	n/a
19) Board Members	09/14/2004	80,358	$0.14	(53,572)	-	26,786	$0.15	4.14%	10	247.04%
20) Board Members	09/14/2004	93,750	$0.12	(62,500)	-	31,250	$0.15	4.14%	10	247.04%
21) Board Members	09/14/2004	112,500	$0.10	(75,000)	-	37,500	$0.15	4.14%	10	247.04%
22) Board Members	09/14/2004	48,912	$0.23	(16,304)	-	32,608	$0.15	4.14%	10	247.04%
23) Board Members	09/14/2004	57,692	$0.26	(14,423)	-	43,269	$0.15	4.14%	10	247.04%
24) Employee	07/29/2004	153,533	$0.15	-	-	153,533	$0.14	3.78%	5	250.60%
25) Employee	08/10/2004	50,000	$0.13	(30,000)	-	20,000	$0.13	3.47%	5	247.04%
26) Employee	07/10/2004	50,000	$0.13	-	-	50,000	$0.23	3.64%	5	250.60%
27) Employee	07/01/2004	25,000	$0.31	-	-	25,000	$0.27	3.81%	5	240.27%

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 13 - DILUTIVE INSTRUMENTS (continued)

Person	Date of Grant	Issue Number	Issue Price	Amount Exercised	Amount Expired/ Cancelled	Amount Outstanding	Fair Value	Risk-Free Interest Rate	Expected Life	Expected Volatility
28) Consultant	07/29/2004	5,000	$0.15	(5,000)	-	-	$0.14	3.78%	n/a	n/a
29) Employee	11/15/2004	100,000	$0.10	-	-	100,000	$0.10	3.53%	n/a	n/a
30) Board Members	01/04/2005	315,792	$0.10	(157,896)	-	157,896	$0.09	4.29%	10	234.54%
31) Consultant	01/06/2005	4,500	$0.10	(4,500)	-	-	$0.11	3.65%	5	236.98%
32) Employee	06/01/2004	75,000	$0.31	-	-	75,000	$0.31	3.91%	5	235.04%
33) Employee	06/14/2004	250,000	$0.31	-	-	250,000	$0.26	3.98%	5	235.04%
34) Employee	06/01/2004	50,000	$0.31	-	-	50,000	$0.31	3.91%	5	235.04%
35) Employee	06/01/2004	75,000	$0.31	(344)	-	74,656	$0.31	3.91%	5	235.04%
36) Employee	06/16/2004	150,000	$0.31	-	-	150,000	$0.31	3.91%	5	235.04%
37) Board Members	04/01/2005	81,080	$0.19	-	-	81,080	$0.19	4.24%	10	237.88%
38) Employees	05/26/2005	175,000	$0.50	-	(25,000)	150,000	$0.51	3.91%	5	257.85%
39) Employee	05/26/2005	107,467	$0.50	-	-	107,467	$0.51	3.91%	5	257.85%
40) Employee	08/24/2005	100,000	$0.61	-	-	100,000	$0.68	4.07%	4	253.43%
41) Board Members	06/30/2005	23,076	$0.65	-	-	23,076	$0.65	3.97%	10	256.17%
42) Board Members	09/30/2005	16,791	$0.67	-	-	16,791	$0.67	4.30%	10	246.09%
43) Board Members	12/31/2005	18,144	$0.62	-	-	18,144	$0.62	4.37%	10	241.33%
44) Board Members	03/31/2006	21,225	$0.53	-	-	21,225	$0.75	4.52%	3	225.67%
45) Consultant	02/01/2006	121,429	$0.75	-	-	121,429	$0.69	4.72%	2	240.67%
46) Consultant	03/01/2006	21,429	$0.63	-	-	21,429	$0.63	4.71%	3	225.42%
47) Consultant	02/20/2006	50,000	$0.60	-	-	50,000	$0.53	4.80%	10	237.68%
48) Investor	12/29/2005	2,500,000	$1.20	-	-	2,500,000	$1.20	4.30%	4	237.68%
49) Investor	12/29/2005	2,500,000	$1.80	-	-	2,500,000	$1.80	4.30%	4	237.68%
50) Consultant	04/03/2006	21,426	$0.75	-	-	21,429	$0.75	4.84%	3	223.07%
51) Employees	05/12/2006	980,000	$0.54	-	(45,000)	935,000	$0.54	5.00%	4	220.28%
52) Consultant	05/03/2006	21,429	$0.75	-	-	21,429	$0.75	4.96%	3	220.08%
53) Consultant	06/30/2006	21,429	$0.75	-	-	21,429	$0.75	5.21%	3	217.69%
54) Board Members	06/30/2006	18,750	$0.60	-	-	18,750	$0.60	5.21%	10	217.69%
55) Employee	09/20/2006	75,000	$0.48	-	-	75,000	$0.48	4.69%	4	206.88%
56) Board Members	09/29/2006	24,999	$0.45	-	-	24,999	$0.45	4.59%	10	226.79%

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 13 - DILUTIVE INSTRUMENTS (continued)

Person	Date of Grant	Issue Number	Issue Price	Amount Exercised	Amount Expired/ Cancelled	Amount Outstanding	Fair Value	Risk-Free Interest Rate	Expected Life	Expected Volatility
57) Investor	11/15/2006	100,000	$0.60	-	-	100,000	$0.60	4.78%	2	204.80%
58) Investor	11/15/2006	10,000	$0.60	-	-	10,000	$0.60	4.78%	2	204.80%
59) Board Members	12/29/2006	35,716	$0.42	-	-	35,716	$0.42	4.60%	10	221.92%
60) Employee	02/06/2007	30,000	$0.49	-	-	30,000	$0.49	4.76%	4	201.61%
61) Board Members	03/31/2007	18,948	$0.95	-	-	18,948	$0.95	4.63%	10	204.80%
		19,798,231		(2,370,490)	(7,105,951)	10,321,790
				Amount Exercisable		8,510,790

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 13 - DILUTIVE INSTRUMENTS (continued)

On April 1, 2005, the Company issued options to purchase 20,270 shares of common stock to each of its four Board Members, for a total issuance of 81,080 shares at an exercise price of $0.185 per share. The options were issued as compensation for Board services for the quarters ending September 30, 2004, December 31, 2004, and March 31, 2005.

On May 26, 2005, the Company issued options to purchase 25,000 shares of common stock to seven employees, for a total issuance of 175,000 shares at an exercise price of $0.50 per share. These options were issued as a bonus to employees for exceptional service to the Company.

On May 26, 2005, the Company issued options to purchase 107,467 shares of common stock to an Officer at an exercise price of $0.50 per share. These options were issued as a bonus to the Officer for exceptional service to the Company.

On June 30, 2005, the Company issued options to purchase 5,769 shares of common stock to each of its four Board Members, for a total issuance of 23,076 shares at an exercise price of $0.65 per share. These options were issued as compensation for Board services for the quarter ending June 30, 2005.

On August 24, 2005, the Company issued options to purchase 100,000 shares of common stock to an employee at an exercise price of $0.61 per share. These options were issued as an additional recruitment incentive.

On September 30, 2005, the Company issued options to purchase 5,597 shares of common stock to each of its three Board Members, for a total issuance of 16,791 shares at an exercise price of $0.67 per share. These options were issued as compensation for Board services for the quarter ending September 30, 2005.

On December 29, 2005, the Company issued warrants to purchase common stock to a company at xercise prices of $1.20 and $1.80 for 2,500,000 shares at each price for a total of 5,000,000 shares. The warrants were issued to a company as a result of the Note Payable Agreement signed by the Company as of that date with Barron Partners, LP.

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

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 13 - DILUTIVE INSTRUMENTS (continued)

On April 3, 2006, the Company issued options to purchase 21,426 shares of common stock to a consulting company at an exercise price of $0.75 per share.  These options were issued as compensation to a company for consulting services.

On May 3, 2006, the Company issued options to purchase 21,429 shares of common stock to a consulting company at an exercise price of $0.75 per share.  These options were issued as compensation to a company for consulting services.

On May 12, 2006, the Company issued options to purchase 980,000 shares common stock as additional incentive to all employees at $0.54 per share.

On June 30, 2006, the Company issued options to purchase 21,429 shares of common stock to a consulting company at an exercise price of $0.75 per share.  These options were issued as compensation to a company for consulting services.

On June 30, 2006, the Company issued options to purchase 6,250 shares of common stock to each of its three Board Members, for a total issuance of 18,750 shares at an exercise price of $0.60 per share. These options were issued as compensation for Board services for the quarter ending June 30, 2006.

On September 20, 2006, the Company issued options to purchase 75,000 shares of common stock to an employee at an exercise price of $0.48 per share.  These options were issued as additional compensation.

On September 29, 2006, the Company issued options to purchase 8,333 shares of common stock to each of its three Board Members, for a total issuance of 24,999 shares at an exercise price of $0.45 per share. These options were issued as compensation for Board services for the quarter ending September 30, 2006.

On November 15, 2006, the Company issued options to purchase 100,000 shares of common stock to an investor at an exercise price of $0.60.  These options were issued as additional incentive for investing.

On November 15, 2006, the Company issued options to purchase 10,000 shares of common stock to an investor at an exercise price of $0.60.  These options were issued as additional incentive for investing.

On December 29, 2006, the Company issued options to purchase 8,929 shares of common stock to each of its four Board Members, for a total issuance of 35,716 shares at an exercise price of $0.42 per share. These options were issued as compensation for Board services for the quarter ending December 31, 2006.

On February 6, 2007, the Company issued options to purchase 30,000 shares of common stock to an employee at an exercise price of $0.49 per share.  These options were issued as additional compensation to the employee.

On March 31, 2006, the Company issued options to purchase 4,737 shares of common stock to each of its four Board Members, for a total issuance of 18,948 shares at an exercise price of $0.95 per share. These options were issued as compensation for Board services for the quarter ending March 31, 2007.

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 14 - RELATED PARTY TRANSACTIONS

During 2004, the Company issued 305,441 shares of common stock to the Company’s President, Anthony A. Maher, in payment of $32,608 in accrued interest. The stock was valued at the market price of the stock on the dates of conversion, or an average of $0.11 per share.

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

NOTE 15 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable for the fiscal year ended March 31, 2007 were $126,750.  This amount was net of an allowance made of $10,249.  The Company made the allowance due to the lack of collection of two accounts.  These accounts have since been turned over to our collection agency, but no progress has been made as of the date of the filing of this Form 10-KSB.  The Company has no prior instances where an allowance was made for accounts receivable.  It is our policy to make every effort to collect all funds due to the Company within a reasonable time frame.

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

During the fiscal year ending March 2007, the Company continued discussions with several target companies for possible merger and acquisition activities. The Company continued to strengthen its strategic alliances with K'NEX, Science Demo, and Eduwise for further product development and enhancement. The Company has also strengthened its international position by installing Learning Labs in Egypt, Dubai, and Saudi Arabia. To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market. Further, the Company is still pursuing merger and acquisition candidates and looking at different marketing strategies to realign products.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007 and 2006

NOTE 16 - GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 17 - SUBSEQUENT EVENTS

On April 11, 2007, Prospectus Supplement No. 2 to our SB-2 was filed with the SEC.  Supplement No. 2 partially amended all previously submitted Supplements.  This Supplement stated that Barron Partners, LP assigned 4.6 million of its 5 million options from Warrant A and Warrant B to Burlingame Equity Investors, LP.

On June 6, 2007, Prospectus Supplement No. 3 to our SB-2 was filed with the SEC.  Supplement No. 3 partially amended all previously submitted Supplements.  This Supplement stated that the CEO, Anthony Maher, was able to negotiate with Burlingame Equity Investors, LP the original Earnings Before Interest, Tax, Depreciation, and Amortization (EBITDA) downward adjustment, as well as the strike price of each of the warrants.  Warrant A has been priced at $0.68 from $1.20, while Warrant B has been priced at $0.97 from $1.80.  An additional provision that was added indicated that the Company may call up to 460,000 options per quarter where the average closing bid price for the stock is greater than $0.88 and $1.26 for Warrant A and Warrant B, respectively.

Stock Option Issuance.

In April 2007, the Company issued 25,000 Stock Options to an employee at an exercise price of $1.28. The issuance was a bonus to the employee based on contribution and longevity with the Company. These options will begin vesting in April 2008. No option may be exercised prior to that date. The options were created to vest in three tiers, with the last tier vesting in April 2010.  In accordance with FASB 123(R), the Company expects to book an expense of $10,275 in each of the next three fiscal years.

In April 2007, the Company issued Stock Options to all employees of PCS LabMentors, Ltd.  The issuance was a bonus to employees based on contribution and longevity with the subsidiary.  These options will begin vesting in April 2008. No option may be exercised prior to that date.  The options were created to vest in three tiers, with the last tier vesting in April 2010.  The total options issued to all employees were 200,000 shares at an exercise price of $2.37 per share.  In accordance with FASB 123(R), the Company expects to book an expense of $115,642, $115,642, and $231,264 in fiscal years 2008, 2009, and 2010, respectively.

Proxy Statement Requests.

None, not applicable.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8(A)T. Controls and Procedures.

Management Annual Report on Internal Controls Over Financial Reporting

On June 1, 2005, the Company's Audit Committee submitted for Board approval the following policies and procedure manuals: Accounting Policies and Procedures; Internal Control Procedures; and Sarbanes-Oxley Compliance. All three manuals were reviewed and unanimously approved by the Board of Directors. In addition to formalizing the Company's already existing policies, the Accounting Policies and Procedures and the Internal Control Procedures manuals include guidelines that offer an additional level of review of financial information. Due to the small accounting staff, the Company viewed this as an area for improvement. We believe that the approval and implementation of these policies with regard to disclosure controls and procedures are effective in timely alerting the Chief Executive Officer and the Chief Financial Officer to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As of the end of the period covered by this Annual 10-KSB Report, we carried out an evaluation, under the supervision and with the participation of our President and Audit Committee Chair, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Changes in Internal Controls Over Financial Reporting

During the past fiscal year, there have been several changes over the internal controls for financial reporting.  The changes were in anticipation of the implementation of Sarbanes-Oxley (SOX), as well as the change in personnel within the Company.

During fiscal year 2007, the Company created a new Employee Handbook, updated Accounting Policies and Procedures, as well as created a SOX procedure guideline related to the reliability of financial reporting compliance section.  There are added levels within the Company to enhance accuracy, reliability, timeliness, efficiency, and productivity.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, address, age and position of each officer and director of the Company:

Name	Age	Position
Anthony A. Maher	59	Chairman of the Board, President, and Chief Executive Officer
Robert O. Grover	44	Executive Vice President, Chief Technology Officer
Christina M. Vaughn*	38	Vice President, Chief Compliance Officer
Shannon M. Wilson	27	Vice President, Chief Financial Officer
Donald J. Farley	59	Secretary
Cecil D. Andrus	75	Director
Michael K. McMurray	61	Director
Dehryl A. Dennis	66	Director

*Ms. Vaughn left the Company on June 15, 2007, but her information has been left in as she remained with the Company through fiscal year 2007.

Term of Office.

The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held no later than September of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

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

Robert O. Grover. Mr. Grover joined PCS at its inception and became Executive Vice President in May 1996. Mr. Grover's current focus is on the development of PCS distance education applications including the web-based support and delivery systems that are integral to PCS Edventures!.com®, Edventures Labs™, the Academy of Engineering™, and PCS LabMentors' software. In 1992, he developed the PCS Merit System that has become the foundation of the PCSEdventures!.COM® learning systems online. Mr. Grover graduated from Boise State University in 1987 with a Bachelor of Arts degree in English.

Christina M. Vaughn. Ms. Vaughn was promoted to Vice President and Chief Compliance Officer on September 1, 2006 and remained in this position until June 15, 2007. Prior to this promotion, she has worked with the Company as the Vice President and CFO (May 2002-September 2006) and Assistant CFO (September 2000-May 2002). Prior to joining PCS she served eight years as an analyst for the local natural gas utility company. She continues to bring to PCS extensive knowledge of revenue, cash, and cost forecasting, asset/liability mitigation, and managed reporting of commodities pricing, as well as capital project analysis. She graduated, cum laude, in 1990 from the College of Idaho with a Bachelor of Business Administration in Finance, and in 1992 from Atkinson Graduate School of Management/Willamette University with a Masters of Business Administration.

Shannon M. Wilson. Ms. Wilson was promoted to Vice President and Chief Financial Officer on September 1, 2006. Ms. Wilson joined PCS as the Assistant Chief Financial Officer in August 2005 after working as a Chief Accountant for Washington Group International in the financial reporting department-internal reporting. Prior to working for Washington Group International, she was employed as a Registered Paralegal and Office Manager for an intellectual property law firm. She brings to PCS extensive knowledge of legal obligations and proceedings, intellectual property protection needs and management, cash management skills, capital project evaluation, GAAP knowledge, and financial reporting expertise. She graduated in 2002 from Boise State University with a Bachelor of Business Administration in Finance and in 2003 from Boise State University with a Masters of Business Administration. In addition, she is a Registered Paralegal with the National Federation of Paralegal Associates.

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

Dehryl A. Dennis, PhD.  Dr. Dennis has had a 36-year career that took him from teaching in small public schools in southwest Idaho to Puerto Rico and Illinois, and then returning to his native state as a district administrator in Boise, Idaho. During his entire professional career, Dr. Dennis was an outspoken advocate for programs that emphasized applied learning. Because of his strong belief that most people learn by "doing rather than thinking about doing", he supported and helped implement off-school site classrooms in malls and hospitals; partnerships with trade unions, small business, and industry; and cooperative agreements with institutions of higher learning. The success of these programs culminated in the construction of the Dehryl A. Dennis Professional Technical Center, which opened in 1999 and presently serves approximately 900 students from 16 area high schools. Appointed in 1976 as Director of Personnel, he later served as Assistant Superintendent and then Deputy Superintendent until he was appointed District Superintendent in 1994. He remained as Superintendent until his retirement in July 1999.

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

Significant Employees.

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

Family relationships.

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

Code of Ethics.

We have adopted a Code of Ethics and it was attached as Exhibit 14 to our 2004 Annual Report.

Nominating Committee.

No changes have been made to the process by which shareholders may nominate a person or persons to serve as a member of the Company’s Board of Directors.

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging accounting firm(s), which is currently HJ & Associates, LLC, for the annual audit. The audit committee currently consists of Board members, Michael K. McMurray and Cecil D. Andrus. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement the formal policy regarding the scope, responsibilities and length of service for the audit committee adopted fiscal year 2005. The audit committee held no formal meetings during fiscal year 2007.  However, the audit committee did discuss auditing issues via telephone conference and during regularly scheduled board meetings, after which time the conversations were incorporated into the Company’s minutes.

Item 10. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2005-2007

The following table provides information relative to compensation paid to our executive officers for the fiscal years ended March 31, 2005 through March 31, 2007.  No disclosure is provided for Shannon M. Wilson, VP and Chief Financial Officer, or Christina M. Vaughn, VP and Chief Compliance Officer, because neither had compensation greater than $100,000 in any of the three fiscal years ended prior to and including March 31, 2007.  During the fiscal year ended March 31, 2007, Mr. Grover salary comprised 12.3% of the total compensation paid to all employees, while Mr. Maher’s salary comprised 13.4% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony A. Maher President, Director	03/31/07	120,000	0	0	0	0	0	*	120,000
	03/31/06	120,000	0	0	0	0	0	*	120,000
	03/31/05	120,000	0	0	0	0	0	*	120,000
Robert O. Grover, VP, Chief Tech. Officer	03/31/07	100,000	10,000	0	0	0	0	*	110,000
	03/31/06	100,000	0	0	0	0	0	*	100,000
	03/31/05	90,000	0	0	0	0	0	*	90,000

*Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2007

The following table outlines the equity-based awards granted to our executive officers for the fiscal year ended March 31, 2007.  The Company does not currently provide for any incentive plan awards.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Thres-hold ($)	Target ($)	Max-imum ($)	Thres- hold (#)	Target (#)	Max-imum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Anthony A Maher, CEO, President, Chairman	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robert O Grover, Exec VP, Chief Technology Officer	05/12/06	N/A	N/A	N/A	N/A	N/A	N/A	250,000	N/A	$0.54
Christina M. Vaughn, VP, Chief Compliance Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Shannon M. Wilson, VP, Chief Financial Officer	05/12/06	N/A	N/A	N/A	N/A	N/A	N/A	40,000	N/A	$0.54

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony Maher	400,000	0	N/A	$0.30	12/31/2011	0	0	N/A	N/A
	40,000	0	N/A	$0.16	05/15/2012	0	0	N/A	N/A
	20,270	0	N/A	$0.19	04/01/2016	0	0	N/A	N/A
	5,769	0	N/A	$0.65	06/30/2015	0	0	N/A	N/A
Robert Grover	150,000	100,000	N/A	$0.31	06/14/2009	0	0	N/A	N/A
	60,000	40,000	N/A	$0.10	11/15/2009	0	0	N/A	N/A
	0	250,000	N/A	$0.54	05/12/2010	0	0	N/A	N/A
	30,000	77,467	N/A	$0.50	05/26/2010	0	0	N/A	N/A
	100,000	53,533	N/A	$0.15	07/29/2009	0	0	N/A	N/A
Christina Vaughn	150,000	0	N/A	$0.07	09/15/2007	0	0	N/A	N/A
	150,000	0	N/A	$0.31	06/16/2009	0	0	N/A	N/A
Shannon Wilson	25,000	75,000	N/A	$0.61	08/24/2009	0	0	N/A	N/A
	0	40,000	N/A	$0.54	05/12/2010	0	0	N/A	N/A

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2007

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Anthony Maher	85,000	$30,250	N/A	N/A
Robert Grover	0	0	N/A	N/A
Christina Vaughn	0	0	N/A	N/A
Shannon Wilson	0	0	N/A	N/A

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging accounting firm(s), which is currently HJ & Associates, LLC, for the annual audit. The audit committee currently consists of Board members, Michael K. McMurray and Cecil D. Andrus. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement the formal policy regarding the scope, responsibilities and length of service for the audit committee adopted fiscal year 2005. The audit committee held no formal meetings during fiscal year 2007.  However, the audit committee did discuss auditing issues via telephone conference and during regularly scheduled board meetings, after which time the conversations were incorporated into the Company’s minutes.

Compensation of Directors.

Each fiscal year, the Board of Directors sets the dollar amount for the compensation of outside directors for their services. Said compensation shall be in the form of freely tradable PCS common stock at its then bid price, or in the form of stock options to purchase PCS common stock at its then current bid price. For fiscal years 2006 and 2005, the Board of Directors set the amounts for each of said fiscal years. It is the current practice of the Company to issue this compensation in the form of options that vest immediately upon execution of each agreement. The current CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board and his own request.

The following table shows awards and payments to members of our board as compensation in accordance with the board approved director compensation.  The table excludes our Chairman, who is also an executive officer.  The Chairman’s compensation is fully reflected in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cecil Andrus	0	0	15,696	0	0	0	15,696
Dehryl Dennis	0	0	8,198	0	0	0	8,198
Donald Farley	0	0	15,696	0	0	0	15,696
Michael McMurray	0	0	15,696	0	0	0	15,696

Employment Agreements.

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

Currently, the Company is paying the officers the following annual salaries: Anthony A. Maher - $120,000; Robert O. Grover - $100,000; Christina M. Vaughn - $24,000; and Shannon M. Wilson - $75,000. The Company also makes available medical and dental insurance coverage for its officers and other U.S. employees.

Stock Option Plans and Other Incentive Compensation Plans.

None, not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans.

None.

Security ownership of management.

CERTAIN BENEFICIAL OWNERS

The following table outlines information provided to the Company as of June 13, 2007 regarding beneficial ownership of PCS Common Stock by the Company’s directors, executive management, and any beneficial owners.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options (3)	Total	Percentage Owned (2)
Anthony A. Maher, CEO (4) 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	2,401,968	47,411	2,449,379	6.74%
Cecil D. Andrus, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	683,768	453,735	1,137,503	3.13%
Dehryl A. Dennis, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	2,000	13,666	15,666	>1%
Donald J. Farley, Secretary 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	1,074,362	573,008	1,647,370	4.54%
Michael K. McMurray, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	249,218	67,161	316,379	>1%
Robert O. Grover, VP 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	200,790	861,000	1,061,790	2.92%
Christina M. Vaughn, VP 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	0	300,000	300,000	>1%
Shannon M. Wilson, VP 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	0	140,000	140,000	>1%
All officers and directors as a group (eight persons)	4,612,106	2,455,981	7,068,087	19.5%

(1) Unless otherwise noted above, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.  There are currently no beneficial owners, as defined by the Securities Exchange Commission as owners with greater than 10% ownership, other than our directors and executive officers.

(2) Based upon 33,865,752 shares outstanding as of the first date listed in this section.

(3) This is the amount exercisable by the directors and executive officers as of June 13, 2007.

(4) Includes (i) 2,277,968 shares owned of record by Mr. Maher; (ii) 9,500 shares which are beneficially owned by Sullivan Maher, LLC, for which Mr. Maher acts as a manager (iii) 35,000 shares owned by the Nick Maher Foundation, of which Mr. Maher is a trustee; (iv) 4,500 shares owned by E. L. Sullivan which are voted by Mr. Maher pursuant to an irrevocable proxy; and (v) 30,000 shares owned by the Maher Family Partnership LLP; and (vi) 47,411 shares which may be issued upon the exercise of currently exercisable stock options.

Changes in control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Transactions with related persons.

During the last two fiscal years ended March 31, 2007, and 2006, we have granted certain stock options to members of our management.

During the month of April 2005, we issued options to purchase 20,270 shares of common stock to each of our four Board Members, for a total issuance of 80,080 at an exercise price of $0.185 per share. The options were issued as compensation for Board services for the quarter ending March 31, 2005.

During the month of June 2005, we issued options to purchase 5,769 shares of common stock to each of our four Board Members, for a total issuance of 23,076 shares at an exercise price of $0.65 per share. The options we reissued as compensation for Board services for the quarter ending June 30, 2005.

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

During June 2006, our Chief Executive Officer, Anthony A. Maher, exercised 25,000 options to purchase common stock for the repayment of debt and accrued interest owed in the amount of $4,000 for which he received 25,000 shares of common stock.

During the month of June 2006, we issued options to purchase 6,250 shares of our common stock to each of our three Board Members for a total issuance of 18,750 shares at an exercise price of $0.60 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2006.

During the month of September 2006, we issued options to purchase 8,333 shares of our common stock to each of our four Board Members for a total issuance of 24,999 shares at an exercise price of $0.45 per share. The options were issued as compensation for Board services for the quarter ending September 30, 2006.

During October 2006, our Chief Executive Officer, Anthony A. Maher, exercised 30,000 options to purchase common stock for the repayment of debt and accrued interest owed in the amount of $4,800 for which he received 30,000 shares of common stock.

During the month of December 2006, we issued options to purchase 8,929 shares of our common stock to each of our four Board Members for a total issuance of 35,716 shares at an exercise price of $0.42 per share. The options were issued as compensation for Board services for the quarter ending December 31, 2006.

During February 2006, our Chief Executive Officer, Anthony A. Maher, exercised 30,000 options to purchase common stock for the repayment of debt and accrued interest owed in the amount of $4,000 for which he received 30,000 shares of common stock.

During the month of March 2007, we issued options to purchase 4,737 shares of our common stock to each of our four Board Members for a total issuance of 18,948 shares at an exercise price of $0.95 per share. The options were issued as compensation for Board services for the quarter ending March 31, 2007.

Parents.

None, not applicable.

Promoters and Control Persons.

None, not applicable.

Director Independence.

All members of the various committees of the Company are independent.  Transactions, relationships, and arrangements of each director are disclosed elsewhere within this Form 10-KSB.  No other items need be disclosed under this heading.

Item 13. Exhibits.

 Exhibits*

(i) Where Incorporated in this Report

Registration Statement on SB-2/A filed May 2, 2001, as amended.	Parts I, II, III
Registration Statement on SB-2/A filed March 13, 2006, as amended	Parts I, II, III
8K filed December 9, 2005 re: LabMentors	Parts I, II, III
8K/A filed February 15, 2006 re: LabMentors	Parts I, II, III
8K filed August 22, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 29, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed October 12, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 31, 2006 re: Education Enterprise Solutions	Part II

These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

(ii)

Exhibit Number  Description

21	Subsidiaries of the Company
31.1	302 Certification of Anthony A. Maher
31.2	302 Certification of Shannon M. Wilson
32	906 Certification

Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Audit Fees

The total fees paid to HJ &Associates, LLC for professional services performed in connection with the audit of our financial statements for the fiscal year ended March 31, 2007 for review of our financial statements in connection with our Quarterly Reports on Form 10-KSB, were approximately $45,500.  In comparison, the Company paid $60,300 fees during fiscal year ended March 31, 2006, which included review of our financial statements for our Quarterly Reports and other reviews related to regulatory filings required by the SEC.  The total fees paid to HJ & Associates were approximately $45,500 and $60,300 for fiscal years 2007 and 2006, respectively.

Audit-Related Fees

The Company has not paid any fees to HJ & Associates, LLC for audit-related fees during the last two fiscal years.

Tax Fees

The Company has not paid any fees to HJ & Associates, LLC for tax fees during the last two fiscal years.

All Other Fees

The Company has not paid any fees to HJ & Associates, LLC for other fees during the last two fiscal years.

Pre-approval and policies

The Audit Committee must approve all audit and non-audit engagements of our independent public accounting firm in writing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PCS EDVENTURES!.COM, INC.

Dated:	June 26, 2007	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO, President and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated	June 26, 2007	By:	/s/Shannon M. Wilson
Shannon M. Wilson
Vice President, CAO and CFO

Dated	June 22, 2007	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated	June 26, 2007	By:	/s/Cecil D. Andrus
Cecil D. Andrus
Director

Dated	June 22, 2007	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Date	June 26, 2007	By:	/s/Michael K. McMurray
Michael K. McMurray
Director