Form 10QSB
period 2007-03-31
PCS EDVENTURES COM INC
filed 2007-08-17
CIK 1122020

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

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

35,359,480

August 3, 2007

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes.  In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet

ASSETS
	June 30, 2007	March 31, 2007
	(unaudited)	(restated)
CURRENT ASSETS
Cash	$ 444,873	$ 47,763
Accounts receivable, (NET)	243,943	126,750
Prepaid expenses	9,892	24,719
Deferred costs	79,417	49,277
Finished goods inventory (NET)	144,802	169,687
Other receivable	-	106,959
Total Current Assets	922,927	525,155

FIXED ASSETS (NET) (Notes 3)	62,402	71,601
EDUCATIONAL SOFTWARE (NET) (Note 4)	74,314	77,924
INTELLECTUAL PROPERTY (NET) (Note 5)	173,150	194,007
GOODWILL (Notes 6)	485,238	485,238

OTHER ASSETS
Deposits	7,371	7,371
Total Other Assets	7,371	7,371
TOTAL ASSETS	$ 1,725,403	$ 1,361,296

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet

LIABILITIES & STOCKHOLDERS’ EQUITY
	June 30, 2007	March 31, 2007
	(unaudited)	(restated)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 181,033	$ 230,331
Accrued compensation	36,839	11,629
Payroll liabilities payable	7,223	6,606
Accrued interest	-	13,186
Accrued expenses (Note 7)	11,438	23,087
Unearned revenue	196,856	122,825
Notes payable - related party (Note 8)	-	116,423
Notes payable (NET) (Note 9)	38,712	258,455
Total Current Liabilities	472,101	782,542

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 11)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 60,000,000 authorized shares, 35,363,399 shares issued and outstanding	29,361,205	28,386,057
Accumulated comprehensive loss	(7,429)	(15,882)
Accumulated deficit	(28,100,474)	(27,791,421)
Total Stockholders' Equity	1,253,302	578,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,725,403	$ 1,361,296

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
REVENUES
Lab revenue	$627,212	$510,333
License revenue	27,658	50,336
Total Revenues	654,870	560,669

COST OF SALES	332,374	243,668

GROSS PROFIT	322,496	317,001

OPERATING EXPENSES
Salaries and wages	214,876	219,209
Bad debt expense	64	-
Depreciation and amortization expense (Note 12)	41,510	397,193
Option/warrant expense	158,971	111,927
General and administrative expenses	210,035	272,837
Total Operating Expenses	625,456	1,001,166

OPERATING LOSS	(302,960)	(684,165)

OTHER INCOME AND EXPENSES
Interest expense	(3,783)	(5,016)
Interest income	2,235	553
Other income	-	14,582
Other expense	-	-
Loss on extinguishment of debt (NET)	(4,545)	-
Total Other Income and Expenses	(6,093)	10,119

NET LOSS	(309,053)	(674,046)
Foreign currency translation	8,454	3,343
NET COMPREHENSIVE LOSS	($300,599)	($670,703)

Basic Loss per Share	($0.01)	($0.02)
Weighted Average Number of Shares Outstanding	30,948,403	28,087,871

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Three Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($309,053)	($674,046)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	31,559	19,028
Amortization of debt offering and capitalized costs	-	44,832
Stock and options issued for compensation	138,629	125,856
Stock and options issued for consulting services	-	40,861
Stock and options issued for board compensation	14,995	11,245
Amortization of debt discount	20,342	333,333
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(117,193)	191,198
Decrease in inventories	24,885	29,776
(Increase) decrease in deferred costs	(11,502)	7,578
(Decrease) in accounts payable and accrued liabilities	(800)	(182,366)
(Decrease) increase in interest payable	(9,933)	2,904
Increase (decrease) in unearned revenue	74,032	(22,831)
Decrease in other assets	75,647	17,490
Net Cash Provided (Used) by Operating Activities	(68,392)	(55,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash payment for notes receivable	-	(4,270)
Loss on sale of assets	-	3,758
Net Cash Provided (Used) by Investing Activities	-	(512)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(219,742)	(89,990)
Proceeds from exercise of warrants	600,000	-
Proceeds from common stock and exercise of options	76,789	-
Net Cash Provided (Used) by Financing Activities	457,047	(89,990)

Foreign currency translation	8,454	3,343
Net Increase (Decrease) in Cash	397,109	(142,301)
Cash at Beginning of Year	47,764	297,239
Cash at End of Year	444,873	$154,938

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Three Months Ended
	June 30,
	2007	2006
NON-CASH INVESTING & FINANCING ACTIVITIES:
None

CASH PAID FOR:
Interest	$3,783	$5,016
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2007 and June 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The condensed consolidated financial statements include the results of PCS Edventures!.com, Inc. and its subsidiaries.  The subsidiaries include PCS School, Inc. and PCS LabMentors, LTD., which the Company acquired in October 1994 and November 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements and presented on an unaudited basis.  Although management believes the disclosures and information presented are adequate not to make the information misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB, which is on file with the SEC.

The operating results for the three-month period ended June 30, 2007 and June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.   However, the Company does not have an established source of revenues sufficient to cover its current operating costs. The Company has recently increased its cash position and reduced its liabilities as compared to prior periods to assist in demonstrating its ability to continue as a going concern. In addition, the Company has accumulated significant losses during previous operating years.  All of these items raise substantial doubt about the Company's ability to continue as a going concern, but are partially offset by the recent improved cash and liability positions. Management's plans with respect to alleviating the adverse financial conditions, which may cause some doubt about the Company's ability to continue as a going concern are as follows:

During the fiscal quarter ending June 30, 2007, the Company continued to strengthen its strategic alliances with fischertechnik® and Science Demo for further product development and enhancement to existing curriculum.  To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market.  Furthermore, the management team is looking to strengthen product lines through marketing, development, and enhanced manipulative pairing over the next few months.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2007 and June 30, 2006

NOTE 3 - FIXED ASSETS

Assets and depreciation for the period are as follows:

June 30, 2007
Computer/office equipment	$ 24,580
Server equipment	91,965
Accumulated depreciation	(54,143)
Total Fixed Assets	$ 62,402

NOTE 4 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $77,924 at March 31, 2007 with a total of $3,630 of related depreciation recognized during the three-month period ended June 30, 2007, with a resulting carrying value of $74,314 at June 30, 2007.

NOTE 5 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company, as well as the PCS STEPS® program acquired during fiscal year 2007, see the section entitled "Status of any publicly announced new product or service" in the Annual Report on Form 10-KSB filed with the SEC on June 29, 2007.  In accordance with FAS 86, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $194,007 at March 31, 2007.  Amortization recognized for the three-month period ended June 30, 2007 was $20,857, with a carrying value of $173,150 at June 30, 2007.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2007 and June 30, 2006

NOTE 6 - GOODWILL

The entire goodwill balance of $485,238 at June 30, 2007, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

We undertook an impairment review at the end of the fiscal year ended March 31, 2007.  After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that no impairment was created. The basis for this determination included the growth of existing clients since the end of the fiscal year, conversations with potential customers for the upcoming year, the proven record since a bank account was established for the company to sustain operations for the foreseeable future, as well as the added economies of scale the subsidiary has added to the Company as a whole, including several technical performance enhancements supplied by LabMentors to supplement the core capabilities of PCS, such as creation of added internet service bandwidth and associated signal routing capabilities not known to the technical people at PCS; locating and managing a demonstration server on their system for a wide variety of PCS products; and assisting technical people from PCS and E2S in the creation and management of a server to host the PCS STEPS® product. In conclusion, the Company felt and still feels that LabMentors brought more than a cutting edge product to PCS, but the acquisition also brings vertical integration and technology not previously known by PCS.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are made up of credit card debt of $6,001, stock payable of $5,666, and a refund of Canadian sales tax at June 30, 2007, for a total of $11,438.

NOTE 8 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party, including associated interest, was converted from debt to equity during the fiscal quarter ended June 30, 2007

NOTE 9 - NOTES PAYABLE

Notes payable are made up of the following at June 30, 2007:

Notes payable to a Canadian governmental agency bearing no interest, with payments due the 1st of each month, unsecured	$ 38,712
Total Notes Payable	$ 38,712

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2007 and June 30, 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in June 2012.

Fiscal Year	Monthly Obligation
2008	$10,050
2009	$10,350
2010	$10,650
2011	$10,950
2012	$11,250
Total	$639,000

Rent expense for the corporate offices was $22,025 and $21,750 for the quarters ended June 30, 2007 and 2006, respectively, under this lease arrangement.

The Company leases warehouse space close to its headquarters. The lease expires in February 2008. The monthly rental obligation is approximately $1,400 for total lease payments remaining of $11,200.  Rent expense was $4,312 and $2,096 for the quarters ended June 30, 2007 and 2006, respectively.

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is approximately $1,100. The Company intends to continue to lease this space on a month-to-month basis.  Rent expense was approximately $3,400 for the quarters ended June 30, 2007 and 2006.

b. Litigation

None, not applicable.

NOTE 11 - STOCKHOLDERS' EQUITY

The Stockholders' Equity Section increased during the quarter due to the following transactions:

During the quarter ended June 30, 2007, the Company issued 200,000 shares of common stock to Barron Partners, LP for the exercise of Warrant A at a per share price of $1.20.

During the quarter ended June 30, 2007, the Company issued 200,000 shares of common stock to Barron Partners, LP for the exercise of Warrant B at a per share price of $1.80.

During the quarter ended June 30, 2007, the Company issued 872 shares of common stock to an employee for the conversion of accounts payable valued at $1,116.

During the quarter ended June 30, 2007, the Company issued 371,877 shares of common stock to a member of our Board of Directions for the exercise of stock options at various prices per share, with a total value of $41,645.

During the quarter ended June 30, 2007, the Company issued 249,218 shares of common stock to a member of our Board of Directions for the exercise of stock options at various prices per share, with a total value of $34,144.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2007 and June 30, 2006

NOTE 11 - STOCKHOLDERS' EQUITY (continued)

During the quarter ended June 30, 2007, the Company issued 418,628 shares of common stock to the Chairman and CEO, Anthony A. Maher for the exercise of stock options in exchange for payment of related-party debt and accrued interest at various prices per share, with a total value of $119,676.

During the quarter ended June 30, 2007, the Company issued 50,000 shares of common stock to J.G. Capital for the exercise of Warrant C at a per share price of $0.60.

During the quarter ended June 30, 2007, the Company issued 10,000 shares of common stock to an employee for the exercise of stock options valued at $1,000.

During the quarter ended June 30, 2007, the Company issued 6,667 shares of common stock to an employee for the conversion of accounts payable valued at $3,600.

During the quarter ended June 30, 2007, the Company issued stock options to purchase shares of common stock to its Board Members valued at $14,995.

During the quarter ended June 30, 2007, the Company expensed amounts related to the re-pricing of Warrants A and B in accordance with FAS 123(R) at a value of $20,342.

During the quarter ended June 30, 2007, the Company expensed amounts related to stock options previously issued in accordance with FAS 123(R) valued at $138,629.

Some of the transactions listed above were a result of the Company's adoption of SFAS 123(R)(see next paragraph).  The value of the stock options granted during the current quarter was properly accounted for under the stockholders' equity section because the Company's stock has no par value.

The Company accounts for stock-based employee compensation in accordance with SFAS 123(R) (revised 2004) "Share-Based Payment."  SFAS No. 123(R) requires employee stock-based compensation to be measured based on the fair value as of the grant-date of the awards and the cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.  Historically, the company used the intrinsic method of valuation as specified in APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations and accordingly no compensation cost had been recognized for stock options in prior years.  This pronouncement eliminates the alternative use of Accounting Principles Board (APB) No. 25, wherein the intrinsic value method of accounting for awards is used.  As a result of adopting the fair value method for stock compensation, all future awards and current awards vesting in future periods will be expensed over the stock options' vesting period as defined in its contract award.  The Company adopted this provision during the fiscal year ended March 31, 2007.

A summary of the status of the Company's outstanding stock options and warrants as of June 30, 2007 is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of year	10,321,790	$ 0.98
Granted	236,364	$ 2.14
Expired/Cancelled	-	-
Exercised	(2,525,890)	$ 0.38
Outstanding, end of year	8,032,264	$ 1.10

Exercisable	6,910,231	$ 1.17

NOTE 12 – DEPRECIATION AND AMORTIZATION EXPENSE

During the period ended June 30, 2006, the Company had depreciation and amortization expense of $397,193.  This amount was composed of depreciation related to fixed assets, as well as the amortization of Warrant A and Warrant B expense of $333,333.  The warrants were fully amortized as of September 30, 2006.  Thus, the decrease in depreciation and amortization expense during the period ended June 30, 2007 was due to the lack of the warrant amortization.  The full expense of $41,510 for the period ended June 30, 2007 was related to depreciation of fixed assets for the quarter.

NOTE 13 - SUBSEQUENT EVENTS

None.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview.

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

Foreign Currency Exchange Rate Risk.

The Company sells many products throughout the international market, as well as having operations in Canada as a result of the acquisition of LabMentors.  As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. Any gains or losses from the foreign currency translation are presented in our statements of operations. The LabMentors subsidiary is not a significant component of our business and as such the risk associated therewith is minimal.

Results of Operations.

Operating Results - Overview.

The quarter ended June 30, 2007 resulted in a net loss of ($309,053) as compared to the net loss during the quarter ended June 30, 2006 of ($670,703).  This net loss is a decreased loss of ($361,650) or approximately fifty-four percent (54%) from the net loss for quarter ended June 30, 2006.  The Basic Loss per Share for the quarter ended June 30, 2007 is ($0.01), which is a $0.01 increase from the quarter ended June 30, 2006.  Earnings before interest, tax, depreciation, and amortization (EBITDA) for the quarter ended June 30, 3007 was a loss of ($107,024), for neither a loss nor a gain per share.  The EBITDA for the quarter ended June 30, 3006 was a loss of ($160,463), for a loss per share of ($0.01).

Details of changes in revenues and expenses can be found below.

Three months ended June 30, 2007, compared to three months ended June 30, 2006.

Revenues for the three-month period ended June 30, 2007, increased to $654,870 or by approximately $94,201, or seventeen percent (17%) as compared to $560,669 for the three-month period ended June 30, 2006.  This increase was due to attendance by the sales team at additional conferences, added marketing material, and the addition of two personnel within the sales department.

Cost of sales for the three-month period ended June 30, 2007, increased by approximately $88,706, or approximately thirty-six percent (36%) to $332,374 as compared to $243,668 for the three-month period ended June 30, 2006.  This increase was due to an increase in sales and related commissions and costs of goods for materials within our learning labs.

Operating expenses for the three-month period ended June 30, 2007, decreased by approximately $375,710, or thirty-seven percent (37%) to $625,456 as compared to $1,001,166 for the three-month period ended June 30, 2006.  This decrease this fiscal quarter was due to the lack of amortization of the Barron Partners, LP notes payable in the first quarter of fiscal year 2007, which was fully amortized as of September 30, 2006.  This amount was partially offset by an increase in rent expense from the previous fiscal year and an increase in options and warrants expense due to FAS 123(R).

Interest expenses for the three-month period ended June 30, 2007, decreased to $3,783 as compared to $5,016 for the three-month, period ended June 30, 2006.  This decrease was due to the ability of the Company to meet its payable obligations and thus not incur additional interest on balances due to vendors.

Liquidity.

As of the quarter ended June 30, 2007, we had $444,873 in Cash, with total current assets of $922,927 and total current liabilities of $472,101.  We have an accumulated deficit of ($28,100,474) and shareholder’s equity of $1,253,302.

The Company has a current ratio of 1.95. The current ratio for the quarter ended June 30, 2006 was 0.52. The ratio indicates that we are able to meet most, if not all of our current obligations with the assets currently available to the Company.  The notes payable in the previous fiscal year that has since been paid in full or converted to equity contributed to the increase in our current ratio.  We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $450,826 at June 30, 2007. The working capital amount indicates that our ability to pay current debt obligations through our current assets is favorable.  The working capital for the quarter ended June 30, 2006 was ($634,839).  This increase was due primarily to the notes payable in the previous fiscal year that has since been paid in full or converted to equity.

Item 3A(T).   Controls and Procedures.

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

As of the end of the period covered by this Quarterly 10-QSB Report, we carried out an evaluation, under the supervision and with the participation of our President and Audit Committee Chair, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Changes in Internal Controls Over Financial Reporting

There have not been any changes over the internal controls for financial reporting during the fiscal quarter ended June 30, 2007.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          Sales of Unregistered Securities During the Last Quarter.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Employee (1)	872	$ 1,116	-	-
Board Member (2)	371,877	41,645	-	-
Board Member (2)	249,218	34,145	-	-
Anthony A. Maher (3)	418,628	119,676	-	-
J.G. Capital (4)	50,000	30,000	-	-
Employee (1)	6,667	3,600	-	-
Employee (5)	10,000	1,000	-	-

(1) These shares were issued to an employee(s) for conversion of accounts payable at various prices.

(2) These shares were issued to a Board Member(s) for exercise of stock options at various prices.

(3) These shares were issued for conversion of principal and interest payable on related party debt through the exercise of options at various prices per share for a total value of $119,676.

(4) These shares were issued to a consulting firm after exercise of Warrant Form C.

(5) These shares were issued to an employee for exercise of stock options valued at $1,000.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

.

Item 6.   Exhibits.

(i) Where Incorporated in this Report

Registration Statement on SB-2/A filed May 2, 2001, as amended.	Parts I, II
Registration Statement on SB-2/A filed March 13, 2006, as amended	Parts I, II
8K filed December 9, 2005 re: LabMentors	Part I
8K/A filed February 15, 2006 re: LabMentors	Part I
8K filed August 22, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II
8K filed August 29, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II
8K filed October 12, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II

(ii) Other Exhibits

Exhibit No.	Description
21	Subsidiaries of the Company
31.1	302 Certification of Anthony A. Maher
31.2	302 Certification of Shannon M. Wilson
32	906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PCS EDVENTURES!.COM, INC.

Dated:	August 14, 2007	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO, President and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated	August 14, 2007	By:	/s/Shannon M. Wilson
Shannon M. Wilson
Vice President, CAO and CFO

Dated	August 14, 2007	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated	August 14, 2007	By:	/s/Cecil D. Andrus
Cecil D. Andrus
Director

Dated	August 14, 2007	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Date	August 14, 2007	By:	/s/Michael K. McMurray
Michael K. McMurray
Director