Form 10KSB/A
period 2007-03-31
PCS EDVENTURES COM INC
filed 2007-08-17
CIK 1122020

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A

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

Edventures! Online™ is an Internet delivered program that provides a safe, secure, and exciting learning environment for students to interact with from home and/or school. Edventures! Online™ includes online curriculum and assessment, filtered communication tools, forums, and a variety of additional online services. The program utilizes Internet based resources and services as a stand-alone product and also serves as an extension service to our school-based Edventures! Lab™.  Edventures Online™ can be viewed on the web at www.edventures.com. This environment features over 200 do-at-home projects organized into a sophisticated learning model (Merit System), an animated glossary, monitored chat rooms, live interaction with online instructors, personal email accounts for all students, and more. The Edventures! Online™ at-home curriculum utilizes found materials, LEGO® products, software, and other resources to teach concepts in physics, electricity, Internet, programming, art, architecture, engineering, and robotics. Edventures! Online™ provides all lab licensees an online support tool and provides a framework within which students can safely communicate, collaborate, and learn. Edventures! Online™ is also available as a stand-alone, home based subscription product for $69.95 per year.

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

These potential advantages include the following:

High barriers exist to entry. PCS' educational programs are innovative, unique and based on over 20 years of experience and product development. Barriers to entry for competitive products that are time tested are extremely high. Early and significant market penetration will guarantee "first and best" name recognition for the types of educational services that PCS will deliver.

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

PCS LabMentors, LTD. utilizes the Scientific Research & Experimental Development ("SR&ED") credits, which can allow for tax credits to Canadian companies. SR&ED is a refundable tax credit program offered by the Canada Revenue Agency ("CRA") to provide incentive for companies to undertake development activities in Canada. There are stringent reporting criteria to complete the filings to be reimbursed and to apply for these credits.  The Company receives a percentage of the total approved qualifying expenses submitted to Revenue Canada.  The percentage for the periods ended May 31, 2005 and November 30, 2005 is approximately 40%.  The Company has recognized $123,580 as a SR&ED receivable on its Balance Sheet, which is approximately 40% of the total $273,586 qualifying expenses submitted to Revenue Canada for consideration.

The Company is in the process of applying for such refundable tax credits for the period ended November 30, 2005 and the period ended May 31, 2005 (prior recognized ending year for LabMentors) for the LabMentors subsidiary.  The May 31, 2004 fiscal year was received during the adopted fiscal year ended March 31, 2007.  The Canada Revenue Agency has notified the Company that additional credits for the periods ended November 30, 2005 and May 31, 2005 will be received in July 2007.

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

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2007 resulted in a net loss of ($1,924,349) as compared to the net loss during the fiscal year ended March 31, 2006 of ($1,204,504). This net loss is an increased loss of ($719,845) or approximately sixty percent (60%) from the net loss for fiscal year ended March 31, 2006. The Basic Loss per Share for fiscal year 2007 is ($0.07), as compared to a loss per share of ($0.04) for fiscal year 2006.  Details of changes in revenues and expenses can be found below.

During fiscal year ended March 31, 2007, the Company experienced significant, non-recurring, non-cash losses, as well as recurring non-cash expenses. These losses and the resulting EBITDA are described in more detail below. Excluding these non-cash and non-recurring losses, namely the amortization of capitalized costs ($89,667), depreciation expense ($207,123), amortization of the debt discount ($666,667), interest expense ($62,857), expenses relating to the amortization of option expense per FAS 123R ($445,186), and gain related to taxes ($251,504), which total $1,128,839, the Company had a net loss EBITDA of ($795,510), as compared to the net loss EBITDA of ($607,688) for the fiscal year ended March 31, 2006.  This would have resulted in a loss per share of ($0.03) for the fiscal year ended March 31, 2007.

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

Liquidity.

As of the fiscal year ended March 31, 2007, we had $47,763 in Cash, with total current assets of $525,155 and total current liabilities of $782,542. We have an accumulated deficit of ($27,791,421) and shareholder’s equity of $578,753.

The Company has a current ratio of 0.67. The current ratio for the fiscal year ended March 31, 2006 was .88. The ratio indicates that we are currently utilizing all available resources to help grow the company through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital deficit of ($257,387) at March 31, 2007. The working capital deficit indicates that our ability to pay current debt obligations through our current assets is unfavorable. The working capital for the fiscal year ended March 31, 2006 was ($154,843). This decrease was due primarily to the recording of the recent note payable and intrinsic value of the associated warrants issued, both of which are non-cash transactions.

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

As discussed in Note 18, the consolidated financial statements for the year ended March 31, 2007 have been restated to correct an error accounting for other receivables.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

June 15, 2007, except for Note 18, which is dated August 16, 2007

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet

ASSETS
	March 31, 2007 (Restated)
CURRENT ASSETS
Cash	$ 47,763
Accounts receivable, less allowance of $10,249 (Note 15)	126,750
Prepaid expenses	24,719
Deferred costs	49,277
Finished goods inventory (NET)	169,687
Other receivable (Note 12)	106,959
Total Current Assets		525,155

FIXED ASSETS (NET) (Notes 2 & 3)		71,601
EDUCATIONAL SOFTWARE (NET) (Note 8)		77,924
INTELLECTUAL PROPERTY (NET) (Note 9)		194,007
GOODWILL (Notes 2 & 10)		485,238

OTHER ASSETS
Deposits	7,371
Total Other Assets		7,371
TOTAL ASSETS		$ 1,361,296

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet

LIABILITIES & STOCKHOLDERS' EQUITY
	March 31, 2007 (Restated)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 230,331
Accrued compensation	11,629
Payroll liabilities payable	6,606
Accrued interest	13,186
Accrued expenses (Note 11)	23,087
Unearned revenue	122,825
Notes payable - related party (Note 5)	116,423
Notes payable (NET) (Note 6)	258,455
Total Current Liabilities		782,542

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 4)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-
Common stock, no par value, 60,000,000 authorized shares, 33,865,752 shares issued and outstanding	28,386,057
Accumulated comprehensive loss	(15,882)
Accumulated deficit	(27,791,421)
Total Stockholders' Equity		578,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 1,361,296

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended
	March 31,
	2007 (Restated)	2006
REVENUES (Note 2)
Lab revenue	$ 1,817,438	$ 2,377,282
License revenue	181,245	221,622
Subscription revenue	-	3,135
Total Revenues	1,998,683	2,602,039

COST OF GOODS SOLD	921,048	1,418,118

GROSS PROFIT	1,077,635	1,183,921

OPERATING EXPENSES
Salaries and wages	861,963	763,448
Bad debt expense	10,249	-
Depreciation and amortization expense	873,790	70,917
Option/warrant expense	445,187	9,825
General and administrative expenses	869,496	1,060,406
Total Operating Expenses	3,060,685	1,904,596

OPERATING LOSS	(1,983,050)	(720,675)

OTHER INCOME AND EXPENSES
Interest expense	(62,857)	(392,891)
Interest income	1,793	1,838
Other income	122,029	19,894
Other expense	(2,264)	-
Loss on extinguishment of debt (NET)	-	(112,670)
Total Other Income and Expenses	58,701	(483,829)

NET LOSS	$ (1,924,349)	$ (1,204,504)
Foreign currency translation	$ 8,747	$ (7,136)
NET COMPREHENSIVE LOSS	$ (1,915,602)	$ (1,211,640)

Basic Loss per Share (Note 2)	$ (0.07)	$ (0.04)
Weighted Average Number of Shares Outstanding	29,045,521	27,713,809

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	33,799,451	$28,315,833	-	-	-	($25,867,072)

Stock Options issued for Board Compensation	-	17,994

Common Stock issued for royalty payments	16,318	15,501

Common Stock issued to an employee as a bonus	49,983	36,729

Net Income (Loss) for the year ended March 31, 2007 (Restated)						(1,924,349)

Balance March 31, 2007	33,865,752	$28,386,057	-	-	-	($27,791,421)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2007 (Restated)	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,924,349)	$(1,204,504)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	137,331	26,084
Amortization of debt offering and capitalized costs	89,667	44,833
Stock and options issued for compensation	542,706	126,325
Stock and options issued for consulting services	41,909	118,867
Stock and options issued for board compensation	55,481	48,750
Amortization of debt discount	666,667	333,333
Common stock and options issued for royalties	15,502	172,741
Common stock issued for conversion of preferred stock	-	(41,126)
Common stock issued for conversion of notes payable and interest	712,997	-
Loss on extinguishment of debt (NET)	-	112,670
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	481,703	(458,938)
(Increase) in inventories	(75,640)	(67,302)
Decrease in deferred costs	(5,369)	97,294
(Decrease) increase in accounts payable and accrued liabilities	(901,344)	132,404
Increase in interest payable	26,694	19,536
Increase in unearned revenue	(13,729)	(133,017)
(Increase decrease in other assets	(243,523)	4,101
Decrease in prepaid assets	-	689
Net Cash (Used) by Operating Activities	(393,297)	(667,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,390)
Cash overdraft from LabMentors acquisition	-	(1,996)
Costs relating to acquisitions	-	(69,658)
Loss on sale of assets	3,758
Net Cash Provided/Used by Investing Activities	3,758	(80,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	453,271	1,089,990
Payments on notes payable	(311,861)	(77,939)
Costs relating to notes payable	-	(130,000)
Proceeds from common stock and exercise of options	7,400	152,876
Net Cash Provided by Financing Activities	148,810	1,034,927

Foreign currency translation	(8,747)	(7,136)
Net Increase (Decrease) in Cash	(249,476)	280,487
Cash at Beginning of Year	297,239	16,752
Cash at End of Year	$ 47,763	$ 297,239

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

March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Provision for Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% and the Canadian federal tax rate of 21% to pretax income from continuing operations as detailed in the following table for the years ended:

	March 31,
	2007	2006
Book loss	$ (755,733)	$ (459,595)
State taxes	(25,009)	935
Stock for services/options expense	28,169	221,305
Penalties	4,221	5,220
Beneficial conversion	294,970	147,485
Options expense	173,379	-
Other	4,956	2,570
NOL utilization	-	-
Valuation allowance	275,047	82,080
	$ -	$ -

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

	For the Years Ended
	March 31,
	2007	2006
Basic loss per share from operations:
Numerator - loss	$(1,924,349)	$(1,204,504)
Denominator - weighted average number of shares outstanding	29,045,521	27,713,809
Loss per share	$ (0.07)	$ (0.04)

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

NOTE 12 – OTHER RECEIVABLE

Included in this amount is the currently outstanding SR&ED amount.  The Company has been notified that all amounts submitted were accepted in full.  Approximately 40% of the total accepted amounts was recorded as a receivable for this period based on information obtained from Revenue Canada.  Payment for Revenue Canada should be received in July 2007.

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

	For the Years Ended
	March 31,
	2007	2006
Net loss:
As reported	$(1,924,349)	$(1,204,504)
Pro Forma	$(2,539,486)	$(1,375,452)

Net loss per share:
As reported	$ (0.07)	$ (0.04)
Pro Forma	$ (0.09)	$ (0.05)

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

Proxy Statement Requests.

None, not applicable.

NOTE 18 – RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of our financial statements for the quarter ended June 30, 2007, we determined that there was an error in accounting treatment and reported amounts in our previously filed financial statements on Form 10-KSB for the fiscal year ended March 31, 2007.  As a result, we determined to restate our financial statements for the year ended March 31, 2006 in accordance with FAS 154, Accounting Changes and Error Corrections.  The restatements are included in this Annual Report on Form 10-KSB/A.

During the period ended March 31, 2007, PCS LabMentors, Ltd. (LabMentors) was notified by its tax accountants that the application for Scientific Research & Education Development (SR&ED) expenditures was approved in full.  The full amount applied for by LabMentors was approximately $230,000.  In March 2007, LabMentors accrued for the SR&ED credit at the full amount.  Revenue Canada was to forward the checks within 4-6 weeks.

In accordance with SFAS 154 and APB 20, changes accounting estimates are a necessary part of accounting for items that are required in financial statement presentations wherein a future event is expected to occur.  In the case of LabMentors, a future payment was expected from Revenue Canada in the amount of approximately $230,000.  An accrual was made to the financial statements of LabMentors as a result thereof.  When new information was presented in July, prior to reporting the June 30, 2007 financial statements, it was determined that the amount had changed and resulted in an error in our previously filed financial statements for the year ended March 31, 2007.  This change was classified as an error because the change materially affected our Stockholders Equity section of our Balance Sheet as a result of misinterpretation of facts presented to management.  The estimate was made based on the best information available at the time of the accrual.

These restated financial statements include adjustments related primarily to the following:

Stockholders’ Equity.  The Company has restated its March 31, 2007 financial statements to reflect the information received from Revenue Canada related to the Scientific Research and Educational Development credits that were applied for during the March 31, 2007 fiscal year.  The resulting decrease to other income and retained earnings totaled approximately $130,000 for the year ended March 31, 2007.

The foregoing adjustments did not affect our previously reported cash and cash equivalents balances in prior periods.  The following tables present the effect of the restatement adjustments by financial statement line item for the Balance Sheet and Statements of Operation.

	As Reported	As Adjusted	Difference	Change in EPS
For the Year ended
March 31, 2007
Total Assets	$1,491,126	$1,361,296	$(129,830)
Total Liabilities	$782,543	$782,543	$-
Shareholder Equity	$708,583	$578,753	$(129,830)
Net Loss	$(1,792,500)	$(1,924,349)	$(131,849)*	$(0.01)

*The change amount for the Net Loss amount was slightly different than the Balance Sheet accounts due to the foreign exchange conversion rates.  The Balance Sheet is converted based on a single data point, while the Income Statement is based on an average of data points for the entire period presented.

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

  PCS EDVENTURES!.COM, INC.

Dated:	August 16, 2007	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO, President and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated	August 16, 2007	By:	/s/Shannon M. Wilson
Shannon M. Wilson
Vice President, CAO and CFO

Dated	August 16, 2007	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated	August 16, 2007	By:	/s/Cecil D. Andrus
Cecil D. Andrus
Director

Dated	August 16, 2007	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Date	August 16, 2007	By:	/s/Michael K. McMurray
Michael K. McMurray
Director