Form 10QSB
period 2007-09-30
PCS EDVENTURES COM INC
filed 2007-11-06
CIK 1122020

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

35,498,625

November 1, 2007

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	September 30, 2007	March 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$600,299	$47,763
Accounts receivable, (NET)	279,884	126,750
Prepaid expenses	3,355	24,719
Deferred costs	50,414	49,277
Finished goods inventory (NET)	166,231	169,687
Other receivable	5,285	236,789
Total Current Assets	1,105,468	654,985

FIXED ASSETS (NET) (Note 3)	52,135	71,601
EDUCATIONAL SOFTWARE (NET) (Note 4)	68,972	77,924
INTELLECTUAL PROPERTY (NET) (Note 5)	151,880	194,007
GOODWILL (Note 6)	485,238	485,238

OTHER ASSETS
Other	88	-
Deposits	7,371	7,371
Total Other Assets	7,459	7,371
TOTAL ASSETS	$1,871,152	$1,491,126

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY
	September 30, 2007	March 31, 2007
	(unaudited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$183,453	$230,332
Accrued compensation	8,000	11,629
Payroll liabilities payable	4,503	6,606
Accrued interest	-	13,186
Accrued expenses (Note 7)	12,774	23,087
Unearned revenue	171,530	122,825
Notes payable - related party (Note 8)	-	116,423
Notes payable (NET) (Note 9)	36,766	258,455
Total Current Liabilities	417,026	782,543

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' EQUITY (Note 11)
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and
outstanding
Common stock, no par value, 60,000,000	29,817,159	28,386,057
authorized shares, 35,937,691 and 33,865,752 shares issued
and outstanding as of 9/30/07 and 3/31/07, respectively
Accumulated comprehensive loss	(4,710)	(17,902)
Accumulated deficit	(28,358,323)	(27,659,572)
Total Stockholders' Equity	1,454,126	708,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,871,152	$1,491,126

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Lab revenue	$616,427	$447,950	$1,243,568	$958,332
License revenue	35,771	56,936	63,430	107,272
Total Revenues	652,198	504,886	1,306,998	1,065,604

COST OF SALES	281,435	205,319	613,482	449,001

GROSS PROFIT	370,763	299,567	693,516	616,603

OPERATING EXPENSES
Salaries and wages	225,434	237,001	440,418	440,885
Bad debt expense	10,851	-	10,915	-
Depreciation and amortization expense (Note 12)	45,734	397,197	87,158	794,408
Option/warrant expense	99,355	99,871	258,326	211,798
General and administrative expenses	252,845	249,740	470,639	536,493
Total Operating Expenses	634,219	983,809	1,267,456	1,983,584

OPERATING LOSS	(263,456)	(684,242)	(573,940)	(1,366,981)

OTHER INCOME AND EXPENSES
Interest income	4,186	537	6,421	1,089
Interest expense	(32)	(4,550)	(3,815)	(11,000)
Other income	-	-	-	13,565
Other expense	(3,211)	(3,314)	(7,756)	(2,285)
Gain on extinguishment of debt	1,000	-	9,417	-
Total Other Income and Expenses	1,943	(7,327)	4,267	1,369

NET LOSS	(261,513)	(691,569)	(569,673)	(1,365,612)
Foreign currency translation	(5,490)	1,025	2,964	4,368
NET COMPREHENSIVE LOSS	($267,003)	($690,544)	($566,709)	($1,361,244)

Basic Loss per Share	($0.01)	($0.02)	($0.02)	($0.05)
Weighted Average Number of Shares Outstanding	28,124,311	27,725,941	31,433,385	28,410,297

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Six Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($566,709)	($1,365,612)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	70,545	704,741
Amortization of debt offering and capitalized costs	-	89,667
Common stock issued for services	5,666	41,909
Amortization of fair value of stock options issued and vesting	265,901	295,082
Amortization of costs related to repricing of warrants	20,342	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(153,222)	504,186
(Increase) decrease in inventories	3,456	(4,840)
(Increase) decrease in deferred costs	(1,138)	(15,066)
(Decrease) in accounts payable and accrued liabilities	(68,445)	(268,257)
Increase (decrease) in unearned revenue	48,705	(46,538)
(Increase) decrease in other assets	123,341	24,193
Net Cash Provided (Used) by Operating Activities	(251,558)	(40,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash payment for notes receivable	-	(4,638)
Loss on sale of assets	-	3,758
Net Cash Provided (Used) by Investing Activities	-	(880)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(221,688)	(89,990)
Proceeds from exercise of warrants and stock options	1,014,801	7,400
Net Cash Provided (Used) by Financing Activities	793,113	(82,590)

Foreign currency translation	10,980	4,368
Net Increase (Decrease) in Cash	552,535	(119,637)
Cash at Beginning of Year	47,764	297,239
Cash at End of Year	$ 600,299	$ 177,602

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Six Months Ended
	September 30,
	2007	2006
NON-CASH INVESTING & FINANCING ACTIVITIES:
Purchase of assets for stock	-	$ 225,000

CASH PAID FOR:
Interest	$3,815	$5,161
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

September 30, 2007 and September 30, 2006

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

The operating results for the three-month or six-month periods ended September 30, 2007 and September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.   However, the Company does not have an established source of revenues sufficient to cover its current operating costs.  The Company has recently increased its cash position and reduced its liabilities as compared to prior periods to assist in demonstrating its ability to continue as a going concern.  In addition, the Company has accumulated significant losses during previous operating years.  All of these items raise substantial doubt about the Company's ability to continue as a going concern, but are partially offset by the recent improved cash and liability positions. Management's plans with respect to alleviating the adverse financial conditions, which may cause some doubt about the Company's ability to continue as a going concern, are as follows:

During the fiscal quarter ending September 30, 2007, the Company continued to strengthen its strategic alliances with fischertechnik®, Lego®, K’Nex®, S & L Manufacturing, Flexitoys Corporation, Science Demo, and several curriculum writers throughout the United States for further product development and enhancement to existing curriculum.  To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market, through exhibits at trade shows, enhanced marketing material, and cooperative marketing with several of our vendors.  Furthermore, the Company continued to discuss potential acquisitions with companies that will provide synergies to existing products, increase revenues, and provide access to many of the emerging educational markets, both domestically and internationally.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

September 30, 2007 and September 30, 2006

NOTE 3 - FIXED ASSETS

Assets and depreciation for the period are as follows:

September 30, 2007
Computer/office equipment	$ 24,580
Server equipment	91,965
Accumulated depreciation	(64,410)
Total Fixed Assets	$ 52,135

NOTE 4 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $77,924 at March 31, 2007 with a total of $8,952 of related depreciation recognized during the six-month period ended September 30, 2007, with a resulting carrying value of $68,972 at September 30, 2007.

NOTE 5 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company, as well as the PCS STEPS® program acquired during fiscal year 2007, as outlined in the section entitled "Status of any publicly announced new product or service" in the Annual Report on Form 10-KSB filed with the SEC on June 29, 2007.  In accordance with FAS 86, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $194,007 at March 31, 2007.  Amortization recognized for the six-month period ended September 30, 2007 was $42,127, with a carrying value of $151,880 at September 30, 2007.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

September 30, 2007 and September 30, 2006

NOTE 6 - GOODWILL

The entire goodwill balance of $485,238 at September 30, 2007, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are made up of credit card debt of $12,774 and stock payable of $6,048 at September 30, 2007, for a total of $18,882.

NOTE 8 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party, including associated interest, was converted from debt to equity during the fiscal quarter ended June 30, 2007.

NOTE 9 - NOTES PAYABLE

Notes payable are made up of the following at September 30, 2007:

Notes payable to a Canadian governmental agency bearing no interest, with payments due the 1st of each month, unsecured	$ 36,766
Total Notes Payable	$ 36,766

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

September 30, 2007 and September 30, 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in June 2012.

Fiscal Year	Monthly Obligation
2008	$10,050
2009	$10,350
2010	$10,650
2011	$10,950
2012	$11,250
Total	$639,000

Rent expense for the corporate offices was $46,786 and $43,500 for the six-month ended September 30, 2007 and 2006, respectively, under this lease arrangement.

The Company leases warehouse space close to its headquarters. The lease expires in February 2008. The monthly rental obligation is approximately $1,500 for total lease payments remaining of $7,500.  Rent expense was approximately $9,000 and $4,500 for the six-month ended September 30, 2007 and 2006, respectively.

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is approximately $1,100 each month. The Company intends to continue to lease this space on a month-to-month basis.  Rent expense was approximately $6,600 for the six-month period ended September 30, 2007 and 2006.

b. Litigation

None; not applicable.

NOTE 11 - STOCKHOLDERS' EQUITY

The Stockholders' Equity Section increased during the quarter due to the following transactions:

During the quarter ended September 30, 2007, the Company issued 10,000 shares of common stock for the exercise of a stock option agreement to an employee valued at approximately $1,000.

During the quarter ended September 30, 2007, the Company issued 460,000 shares of common stock for the exercise of a warrant agreement to an investor valued at approximately $313,000.

During the quarter ended September 30, 2007, the Company issued 4,292 shares of common stock as a bonus to an employee valued at approximately $6,000.

During the quarter ended September 30, 2007, the Company issued 50,000 shares of common stock for the exercise of a stock option agreement to an employee valued at approximately $15,500.

During the quarter ended September 30, 2007, the Company issued 50,000 shares of common stock for the exercise of a stock option agreement to an employee valued at approximately $6,500.

During the quarter ended September 30, 2007, the Company issued stock option agreements for 17,856 shares of common stock as compensation to four of its five board members valued at approximately $15,000.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

September 30, 2007 and September 30, 2006

NOTE 11 - STOCKHOLDERS' EQUITY (continued)

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

A summary of the status of the Company's outstanding stock options and warrants as of September 30, 2007 is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of year	10,321,790	$ 0.98
Granted	354,220	$ 1.43
Expired/Cancelled	-	-
Exercised	(3,095,890)	$ 0.41
Outstanding, end of year	7,580,120	$ 0.73

Exercisable	6,516,620	$ 0.70

NOTE 12 – DEPRECIATION AND AMORTIZATION EXPENSE

During the six-month period ended September 30, 2006, the Company had depreciation and amortization expense of $794,408.  This amount was composed of depreciation related to fixed assets, as well as the amortization of Warrant A and Warrant B expenses of $666,667.  The warrants were fully amortized as of September 30, 2006.  Thus, the decrease in depreciation and amortization expense during the period ended September 30, 2007 was due to the lack of the warrant amortization.  The full expense of $87,158 was related to depreciation of fixed assets for the six-month period ended September 30, 2007.

NOTE 13 - SUBSEQUENT EVENTS

On October 1, 2007, PCS Edventures!.com, Inc. (hereinafter “PCS”) entered into a Non-Interest Bearing Promissory Note and Assignment of Equity (hereinafter the “Note”) with Global Techniques dba PCS Middle East (PCS ME) and Mohamed Yasser Refai, jointly (hereinafter “Borrowers”).  The Note amount of $250,000 is payable in full on or before December 31, 2007.  An extension of 30 days may be obtained by PCS ME with documentation provided to PCS on or before the expiration of the Note.  The Note is secured by an equity position in Global Techniques.  The details pertaining to this transaction were filed by the Company on Form 8-K with the Securities and Exchange Commission on October 5, 2007.

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

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology, which is designed to provide hands-on experience to high school through college students studying a variety of technical topics. These technical topics include programming, network management, security, and operating systems. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Security+®, A+®, Vista®, Windows Server 3000®, Linux® system administration, and various other applications without the associated overhead of owning and managing various hardware platforms.

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

Results of Operations.

Operating Results - Overview.

The quarter ended September 30, 2007 resulted in a net loss of ($267,003) as compared to the net loss during the quarter ended September 30, 2006 of ($690,544).  The Company has decreased its losses from the prior fiscal year, same three-month period by $423,541, or approximately sixty-one percent (61%).  The Basic Loss per Share for the quarter ended September 30, 2007 is ($0.01), which is a $0.01 increase in value per share from the quarter ended September 30, 2006 of ($0.02) per share.

The six-month period ended September 30, 2007 resulted in a net loss of ($566,709) as compared to the net loss during the six-month period ended September 30, 2006 of ($1,361,244).  The Company has decreased its losses over the prior fiscal year, same six-month period by $794,535, or approximately sixty percent (60%).  The Basic Loss per Share for the six-month period ended September 30, 2007 is ($0.02), which is a $0.03 increase in value per share from the six-month period ended September 30, 2006 of ($0.05) per share.

Details of changes in revenues and expenses can be found below.

Three-month period ended September 30, 2007, compared to three-month period ended September 30, 2006.

Revenues for the three-month period ended September 30, 2007, increased to $652,198 or by approximately $147,300, or twenty-nine percent (29%) as compared to revenues of $504,886 for the three-month period ended September 30, 2006.  This increase was due to attendance by the sales team at additional conferences, added marketing material, and the addition of two personnel within the sales department during the first quarter resulting in increased sales.  The results of the increased effort by the sales and marketing staff will continue to be seen in the coming months.

Cost of sales for the three-month period ended September 30, 2007, increased by approximately $76,100, or approximately thirty-seven percent (37%) to $281,435 as compared to the cost of sales of $205,319 for the three-month period ended September 30, 2006.  This increase was due to an increase in sales and related commission and royalty payments, as well as an increase in costs for our subsidiary.  The increase in costs to the subsidiary was due to outsourcing of short-term labor requirements to make the projects more cost effective in the long-term.

Operating expenses for the three-month period ended September 30, 2007, decreased by approximately $349,600, or thirty-six percent (36%) to $634,219 as compared to operating expenses of $983,809 for the three-month period ended September 30, 2006.  This decrease this fiscal quarter was due to the lack of amortization of the Barron Partners, LP notes payable, which was fully amortized as of September 30, 2006.  This amount was partially offset by an increase in options and warrants expense due to FAS 123(R).

Interest expenses for the three-month period ended September 30, 2007, decreased to $32 as compared to $4,550 for the three-month period ended September 30, 2006.  This decrease was due to the ability of the Company to meet its payable obligations and thus not incur additional interest on balances due to vendors.  Furthermore, all related party notes payable and all but one liability, which is a non-interest bearing note, have been either paid in full or converted to equity.

Six-month period ended September 30, 2007, compared to six-month period ended September 30, 2006.

Revenues for the six-month period ended September 30, 2007, increased to $1,306,998, or by approximately $241,400, or twenty-three percent (23%) as compared to revenues of $1,065,604 for the six-month period ended September 30, 2006.  This increase was due to attendance by the sales team at additional conferences, added marketing material, and the addition of two personnel within the sales department.  The increase in sales as a whole was partially offset by a decrease in sales of our subsidiary, which was a result of unusually high sales in the previous year.

Cost of sales for the six-month period ended September 30, 2007, increased by approximately $164,500, or approximately thirty-seven percent (37%) to $613,482 as compared to costs of sales $449,001 for the six-month period ended September 30, 2006.  This increase was due to an increase in sales and related commissions and royalty payments, as well as a slight increase in costs of goods for materials within our learning labs.  This increase was due to an increase in sales and related commissions, as well as an increase in costs for our subsidiary.  There was also an increase in costs to our subsidiary, which was due to outsourcing of short-term labor requirements to make current projects more cost effective in the long-term.

Operating expenses for the six-month period ended September 30, 2007, decreased by approximately $716,100, or thirty-six percent (36%) to $1,267,456 as compared to operating expenses of $1,983,584 for the six-month period ended September 30, 2006.  This decrease was due to the lack of amortization of the Barron Partners, LP notes payable in the first two quarters of fiscal year 2007, which was fully amortized as of September 30, 2006.  This decrease was partially offset by an increase in options and warrants expense due to FAS 123(R).

Interest expenses for the six-month period ended September 30, 2007, decreased to $3,815 as compared to $11,000 for the three-month, period ended September 30, 2006.  This decrease was due to the ability of the Company to meet its payable obligations and thus not incur additional interest on balances due to vendors.  Furthermore, all related party notes payable and all but one liability, which is a non-interest bearing note, have been either paid in full or converted to equity.

Liquidity.

As of the quarter ended September 30, 2007, we had $600,299 in Cash, with total current assets of $1,105,468 and total current liabilities of $417,026.  We have an accumulated deficit of ($28,358,323) and shareholders’ equity of $1,454,126.

The Company has a current ratio of 2.65. The current ratio for the quarter ended September 30, 2006 was 0.288. The ratio indicates that we are able to meet most, if not all of our current obligations with the assets currently available to the Company.  The notes payable in the previous fiscal year that has since been paid in full or converted to equity contributed to the increase in our current ratio.  We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.  The Company continues to increase its current ration through cash management, collection procedures, and investments from outside firms.

The Company has working capital of $688,442 at September 30, 2007. The working capital amount indicates that our ability to pay current debt obligations through our current assets is favorable.  The working capital for the quarter ended September 30, 2006 was ($1,158,867).  This increase was due primarily to the notes payable in the previous fiscal year that has since been paid in full or converted to equity.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Audit Committee Chair, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, and designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Changes in Internal Controls Over Financial Reporting

There have not been any changes over the internal controls for financial reporting during the fiscal quarter ended September 30, 2007.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          Sales of Unregistered Securities During the Last Quarter.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Employee (1)	10,000	$ 1,000	-	-
Investor (2)	460,000	312,800	-	-
Employee (3)	4,292	5,666	-	-
Employee (1)	50,000	15,500	-	-
Employee (1)	50,000	6,500	-	-

(1) These shares were issued to an employee(s) for exercise of stock options at various prices.

(2) These shares were issued to an investing firm after exercise of Warrant Form A.

(3) These shares were issued to an employee for compensation.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

On August 21, 2007, the Company held its Annual Meeting of Shareholders at its principal location in Boise, Idaho.  A quorum was represented at the meeting in person and via proxy.  Of the 33,865,752 shares outstanding at the record date, 31,181,413 proxies had been received by the Company.

At the Annual Meeting, two proposals were brought forth for vote by the shareholders.  The first item of business was to reelect the Board of Directors until the next annual meeting.  The shareholders voted 31,003,241 shares in favor to reelect the following Board of Directors for another term, while 102,989 shares were cast against the reelection:

Name	Position
Anthony A. Maher	Chairman
Donald J. Farley	Secretary
Cecil D. Andrus	Director
Dehryl A. Dennis	Director
Michael K. McMurray	Director

The second item of business was to ratify the selection by the Audit Committee of the Company’s auditors, HJ & Associates, LLC until the next annual meeting.  The shareholders voted 31,015,404 shares in favor of ratifying the reelection of HJ & Associates, LLC for another term, while 10,798 votes were cast against the ratification.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits.

(i) Where Incorporated in this Report

Registration Statement on SB-2/A filed May 2, 2001, as amended.	Parts I, II
Registration Statement on SB-2/A filed March 13, 2006, as amended	Parts I, II
8K filed December 9, 2005 re: LabMentors	Part I
8K/A filed February 15, 2006 re: LabMentors	Part I
8K filed August 22, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II
8K filed August 29, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II
8K filed October 12, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II
8K filed October 5, 2007 re: Entry into Material Definitive Agreement	Part I

(ii) Other Exhibits

Exhibit No.	Description
21	Subsidiaries of the Company
31.1	302 Certification of Anthony A. Maher
31.2	302 Certification of Shannon M. Stith
32	906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PCS EDVENTURES!.COM, INC.

Dated:	November 1, 2007	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO, President and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated	November 1, 2007	By:	/s/Shannon M. Stith
Shannon M. Stith
Vice President, CAO and CFO

Dated	November 1, 2007	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated	November 1, 2007	By:	/s/Cecil D. Andrus
Cecil D. Andrus
Director

Dated	November 1, 2007	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Date	November 1, 2007	By:	/s/Michael K. McMurray
Michael K. McMurray
Director