Form 10QSB
period 2007-12-31
PCS EDVENTURES COM INC
filed 2008-02-12
CIK 1122020

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period
From	To

Commission File No. 000-49990

IDAHO	82-0475383
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

PCS EDVENTURES!.COM, INC.

(Name of Small Business Issuer in its charter)

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

36,008,354

February 5, 2008

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	December 31, 2007	March 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$202,097	$47,763
Accounts receivable, (NET)	1,116,647	126,750
Prepaid expenses	10,442	24,719
Deferred costs	103,899	49,277
Finished goods inventory (NET)	163,624	169,687
Other receivable	6,351	236,789
Total Current Assets	1,603,060	654,985

LONG-TERM ASSETS
Fixed Assets (NET) (Note 3)	38,015	71,601
Educational Software (NET) (Note 4)	66,230	77,924
Intellectual Property (NET) (Note 5)	131,250	194,007
Goodwill (Note 6)	485,238	485,238
Total Long-term Assets	720,733	828,770

OTHER ASSETS
Other	6,817	-
Equity Investment (Note 7)	250,000	-
Deposits	7,371	7,371
Total Other Assets	264,188	7,371
TOTAL ASSETS	$2,587,981	$1,491,126

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY
	December 31, 2007	March 31, 2007
	(unaudited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 177,729	$ 230,332
Accrued compensation	54,747	11,629
Payroll liabilities payable	13,817	6,606
Accrued interest	-	13,186
Accrued expenses (Note 8)	14,165	23,087
Unearned revenue	190,871	122,825
Notes payable - related party (Note 9)	-	116,423
Notes payable (NET) (Note 10)	32,285	258,455
Total Current Liabilities	483,614	782,543

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' EQUITY (Note 12)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 60,000,000 authorized shares, 36,482,273 and 33,865,752 shares issued and outstanding as of 12/31/07 and 3/31/07, respectively	30,288,728	28,386,057
Accumulated comprehensive loss	7,246	(17,902)
Accumulated deficit	(28,191,607)	(27,659,572)
Total Stockholders' Equity	2,104,367	708,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,587,981	$ 1,491,126

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUES
Lab revenue	$ 1,359,455	$ 412,489	$ 2,602,817	$ 1,370,919
License revenue	65,081	37,956	128,511	145,229
Total Revenues	1,424,536	450,445	2,731,328	1,516,148

COST OF SALES	627,185	215,172	1,241,575	664,300

GROSS PROFIT	797,351	235,273	1,489,753	851,848

OPERATING EXPENSES
Salaries and wages	230,070	179,628	670,586	620,228
Bad debt expense	5,029	-	15,943	-
Depreciation and amortization expense (Note 13)	43,881	37,543	131,119	831,950
Option/warrant expense	100,756	112,112	359,082	323,910
General and administrative expenses	259,096	907,984	730,485	1,444,600
Total Operating Expenses	638,832	1,237,267	1,907,215	3,220,688

OPERATING INCOME (LOSS)	158,519	(1,001,994)	(417,462)	(2,368,840)

OTHER INCOME AND EXPENSES
Interest income	8,411	336	14,833	1,425
Interest expense	(201)	(15,603)	(4,016)	(26,605)
Other income	-	-	-	15,011
Other expense	(471)	-	(8,229)	(3,785)
Gain on extinguishment of debt	2,500	-	11,917	-
Total Other Income and Expenses	10,239	(15,267)	14,505	(13,954)

NET INCOME (LOSS)	168,758	(1,017,261)	(402,957)	(2,382,794)
Foreign currency translation	(5,490)	9,769	(8,993)	14,137
NET COMPREHENSIVE INCOME (LOSS)	$ 163,268	$(1,007,492)	$ (411,950)	$ (2,368,657)

Basic Earnings (Loss) per Share	$ 0.01	$ (0.04)	$ (0.01)	$ (0.08)
Basic Earnings (Loss) per Share, Diluted	$ (0.02)	$ (0.06)	$ (0.03)	$ (0.10)
Weighted Average Number of Shares Outstanding	28,126,754	27,756,654	31,847,835	28,768,864

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (402,957)	$ (2,382,794)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	108,037	76,486
Amortization of debt offering and capitalized costs		756,334
Common stock issued for services and notes payable	5,666	756,209
Amortization of fair value of stock options issued and vesting	366,656	422,189
Amortization of costs related to repricing of warrants	20,342
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,246,714)	314,054
(Increase) decrease in inventories	6,063	(9,256)
(Increase) decrease in deferred costs	(54,621)	(22,768)
(Decrease) in accounts payable and accrued liabilities	15,381	(306,360)
Increase (decrease) in unearned revenue	68,046	7,095
(Increase) decrease in other assets	115,188	11,202
Net Cash Provided (Used) by Operating Activities	(998,913)	(377,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash payment for notes receivable	-	-
Loss on sale of assets	-	3,758
Net Cash Provided (Used) by Investing Activities	-	3,758

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(86,472)	(95,163)
Proceeds from notes payable	(139,697)	235,750
Proceeds from exercise of warrants and stock options	1,353,515	7,400
Net Cash Provided (Used) by Financing Activities	1,127,346	147,987

Foreign currency translation	25,900	(16,206)
Net Increase (Decrease) in Cash	154,333	(242,070)
Cash at Beginning of Year	47,764	297,239
Cash at End of Year	$ 202,097	$ 55,169

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	December 31,
	2007	2006
NON-CASH INVESTING & FINANCING ACTIVITIES:
Purchase of assets for stock	$ -	$ 225,000

CASH PAID FOR:
Interest	$4,016	$25,580
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and December 31, 2006

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

The operating results for the three-month or nine-month periods ended December 31, 2007 and December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

During the fiscal quarter ending December 31, 2007, the Company continued to strengthen its strategic alliances with fischertechnik®, Lego®, S & L Manufacturing, Flexitoys Corporation, Science Demo, and several curriculum writers throughout the United States for further product development and enhancement to existing curriculum.  To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market, through exhibits at trade shows, enhanced marketing material, and cooperative marketing with several of our vendors.  Furthermore, the Company continued to discuss potential acquisitions with companies that will provide synergies to existing products, increase revenues, and provide access to many of the emerging educational markets, both domestically and internationally.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and December 31, 2006

NOTE 3 - FIXED ASSETS

Assets and depreciation for the period are as follows:

December 31, 2007
Computer/office equipment	$ 24,580
Server equipment	91,965
Accumulated depreciation	(78,530)
Total Fixed Assets	$ 38,015

NOTE 4 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $77,924 at March 31, 2007 with a total of $11,694 of related depreciation recognized during the nine-month period ended December 31, 2007, with a resulting carrying value of $66,230 at December 31, 2007.

NOTE 5 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company, as well as the PCS STEPS® program acquired during fiscal year 2007, as outlined in the section entitled "Status of any publicly announced new product or service" in the Annual Report on Form 10-KSB filed with the SEC on June 29, 2007.  In accordance with FAS 86, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $194,007 at March 31, 2007.  Amortization recognized for the nine-month period ended December 31, 2007 was $62,757, with a carrying value of $131,250 at December 31, 2007.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and December 31, 2006

NOTE 6 - GOODWILL

The entire goodwill balance of $485,238 at December 31, 2007, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

NOTE 7 – EQUITY INVESTMENT

On October 1, 2007, PCS Edventures!.com (hereinafter “PCS”) entered into a Promissory Note (hereinafter “Note”) agreement with Mohammed Yasser Refai and Global Techniques collectively dba PCS Middle East (hereinafter “PCSME”).  The Note had a maturity date of December 31, 2007.  There was an extension provision in the Note that would allow PCS to allow for an additional one-month period of time in which to collect payment provided that PCS would receive “documentation satisfactory to Lender (PCS) that…PCS Middle East, the Saudi Arabian company (“Saudi Company”), have entered into a binding and enforceable contract …(with) the Minister of Education.”  On December 31, 2007, PCSME neither repaid the Note in full nor provided sufficient documentation, which could be made public, to PCS to satisfy the terms of the Note.  As such, PCS placed PCSME in default of the Note.

The Note was converted to an equity investment as of December 31, 2007.  In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (hereinafter “Opinion No. 18”), the cost-method has been utilized to record the equity investment.  The equity-method was also considered as the Company has gained a twenty-five percent (25%) interest in PCSME.  However, in accordance with FIN 35, Criteria for Applying the equity Method of Accounting for Investments in Common Stock (hereinafter “FIN35”), management has exercised its right to determine how to record the equity investment.  The decision was based on management’s knowledge that the majority of PCSME’s ownership is concentrated among a small group of shareholders who operate PCSME without regard to the views of PCS.

NOTE 8 -ACCRUED EXPENSES

Accrued expenses are made up of credit card debt of $14,165 at December 31, 2007.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party, including associated interest, was converted from debt to equity during the fiscal quarter ended June 30, 2007.

NOTE 10 - NOTES PAYABLE

Notes payable are made up of the following at December 31, 2007:

Notes payable to a Canadian governmental agency bearing no interest, with payments due the 1st of each month, unsecured	$ 32,285
Total Notes Payable	$ 32,285

NOTE 11 – COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in June 2012.

Fiscal Year	Monthly Obligation
2008	$10,050
2009	$10,350
2010	$10,650
2011	$10,950
2012	$11,250

Rent expense for the corporate offices was $74,389 and $65,250 for the nine-month ended December 31, 2007 and 2006, respectively, under this lease arrangement.

The Company leases warehouse space close to its headquarters. The lease expires in February 2008. The monthly rental obligation is approximately $1,500 for total lease payments remaining of $3,000.  Rent expense was approximately $13,500 and $7,000 for the nine-month ended December 31, 2007 and 2006, respectively.  The Company intends to renew the lease upon expiration.

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is approximately $1,100 each month. The Company intends to continue to lease this space on a month-to-month basis.  Rent expense was approximately $6,600 for the nine-month period ended December 31, 2007 and 2006.

b. Litigation

None; not applicable.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and December 31, 2006

NOTE 12 - STOCKHOLDERS' EQUITY

The Stockholders' Equity Section increased during the quarter due to the following transactions:

During the quarter ended December 31, 2007, the Company issued 12,048 shares of common stock as compensation to an employee valued at approximately $10,000.

During the quarter ended December 31, 2007, the Company issued 22,805 shares of common stock to an employee as compensation valued at approximately $18,700.

During the quarter ended December 31, 2007, the Company issued 2,810 shares of common stock as payment of accounts payable to two vendors valued at approximately $3,400.

During the quarter ended December 31, 2007, the Company issued 460,000 shares of common stock for the exercise of a warrant agreement to an investor valued at approximately $312,800.

During the quarter ended December 31, 2007, the Company issued 40,000 shares of common stock for the exercise of a stock option agreement to an employee valued at approximately $21,000.

During the quarter ended December 31, 2007, the Company issued 6,919 shares of common stock for the exercise of a stock option agreement to a former contract employee valued at approximately $4,900.

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

A summary of the status of the Company's outstanding stock options and warrants as of December 31, 2007 is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of year	10,321,790	$ 0.98
Granted	461,139	$ 1.10
Expired/Cancelled	(150,000)	$ 0.00
Exercised	(3,602,809)	$ 0.45
Outstanding, end of year	7,030,120	$ 0.76

Exercisable	5,906,620	$ 0.72

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2007 and December 31, 2006

NOTE 13 – DEPRECIATION AND AMORTIZATION EXPENSE

During the nine-month period ended December 31, 2006, the Company had depreciation and amortization expense of $131,119.  This amount was composed of depreciation related to fixed assets, as well as the amortization of Warrant A and Warrant B expenses of $666,667.  The warrants were fully amortized as of December 31, 2006.  Thus, the decrease in depreciation and amortization expense during the period ended December 31, 2007 was due to the lack of the warrant amortization.  The full expense of $131,119 was related to depreciation of fixed assets for the nine-month period ended December 31, 2007.

NOTE 14 - SUBSEQUENT EVENTS

On January 7, 2008, the Company filed Form 8K related to Item 1.02 of the SEC for Termination of Material Definitive Agreement.  On October 1, 2007, the Company entered into a Non-Interest Bearing Promissory Note and Assignment of Equity (hereinafter “Note”) with Global Techniques dba PCS Middle East and Mohammed Yasser Refai (hereinafter “Borrowers”).  The Note was due on December 31, 2007.  If the Note was not paid by December 31, 2007, Borrowers could provide documentation acceptable to PCS showing that Borrowers had entered into a contract with the Ministry of Education.  On December 31, 2007, satisfactory documentation was not provided to the Company.  The Company is in the process of perfecting its security interest with Borrowers.

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

Results of Operations.

Operating Results - Overview.

The quarter ended December 31, 2007 resulted in a net income of $163,268 as compared to the net loss during the quarter ended December 31, 2006 of ($1,007,492).  The Company has decreased its losses from the prior fiscal year, same three-month period by $1,170,760, or approximately 116 percent (116%).  The Basic Income per Share for the quarter ended December 31, 2007 is $0.01, which is a $0.05 increase in value per share from the quarter ended December 31, 2006 of ($0.04) per share.

The nine-month period ended December 31, 2007 resulted in a net loss of ($411,950) as compared to the net loss during the nine-month period ended December 31, 2006 of ($2,368,657).  The Company has decreased its losses over the prior fiscal year, same nine-month period by $1,956,707, or approximately eighty-three percent (83%).  The Basic Loss per Share for the nine-month period ended December 31, 2007 is ($0.01), which is a $0.07 increase in value per share from the nine-month period ended December 31, 2006 of ($0.08) per share.

The Earnings Before Interest, Taxes, and Depreciation (EBITDA) for the nine-month period ended December 31, 2007 was approximately $76,000, as compared to the EBITDA (Losses) for the nine-month period ended December 31, 2006 of approximately ($570,000).  The increase in EBITDA was due primarily to the increase in sales, as well as continued reduction in costs.

Details of changes in revenues and expenses can be found below.

Three-month period ended December 31, 2007, compared to three-month period ended December 31, 2006.

Revenues for the three-month period ended December 31, 2007, increased to $1,424,536 or by approximately $975,000, or 216 percent (216%) as compared to revenues of $450,445 for the three-month period ended December 31, 2006.  This increase was due to attendance by the sales team at additional conferences, added marketing material, and the addition of two personnel within the sales department during the first quarter resulting in increased sales in the third fiscal quarter.  The Company has determined that the standard sales cycle form initial contact with a potential customer through the close of a sale is approximately six to nine months.  As such, the results of implementing additional personnel and greater attendance at national conferences are being realized in the current quarter.  The results of the increased effort by the sales and marketing staff will continue to be seen in the coming months.

Cost of sales for the three-month period ended December 31, 2007, increased by approximately $410,000, or approximately 191 percent (191%) to $627,185 as compared to the cost of sales of $215,172 for the three-month period ended December 31, 2006.  This increase was due to an increase in sales and related commission and royalty payments, as well as an increase in costs for our subsidiary.  The increase in costs to the subsidiary was due to outsourcing of short-term labor requirements to make the projects more cost effective in the long-term.

Operating expenses for the three-month period ended December 31, 2007, decreased by approximately $600,000, or forty-eight percent (48%) to $638,832 as compared to operating expenses of $1,237,267 for the three-month period ended December 31, 2006.  This decrease this fiscal quarter was due to the lack of amortization of the Barron Partners, LP notes payable, which was fully amortized as of December 31, 2006.  This amount was partially offset by an increase in options and warrants expense due to FAS 123(R).

Interest expenses for the three-month period ended December 31, 2007, decreased to $201 as compared to $15,603 for the three-month period ended December 31, 2006.  This decrease was due to the ability of the Company to meet its payable obligations and thus not incur additional interest on balances due to vendors.  Furthermore, all related party notes payable and all but one liability, which is a non-interest bearing note, have been either paid in full or converted to equity.

Nine-month period ended December 31, 2007, compared to nine-month period ended December 31, 2006.

Revenues for the nine-month period ended December 31, 2007, increased to $2,731,328, or by approximately $1,215,000, or eighty percent (80%) as compared to revenues of $1,516,148 for the nine-month period ended December 31, 2006.  This increase was due to attendance by the sales team at additional conferences, added marketing material, and the addition of two personnel within the sales department.  The increase in sales as a whole was partially offset by a decrease in sales of our subsidiary, which was a result of unusually high sales in the previous year.

Cost of sales for the nine-month period ended December 31, 2007, increased by approximately $600,000, or approximately ninety percent (90%) to $1,241,575 as compared to costs of sales $664,300 for the nine-month period ended December 31, 2006.  This increase was due to an increase in sales and related commissions and royalty payments, as well as a slight increase in costs of goods for materials within our learning labs.  This increase was due to an increase in sales and related commissions, as well as an increase in costs for our subsidiary.  There was also an increase in costs to our subsidiary, which was due to outsourcing of short-term labor requirements to make current projects more cost effective in the long-term.

Operating expenses for the nine-month period ended December 31, 2007, decreased by approximately $1,315,000, or forty-one percent (41%) to $1,907,215 as compared to operating expenses of $3,220,688 for the nine-month period ended December 31, 2006.  This decrease was due to the lack of amortization of the Barron Partners, LP notes payable in the first two quarters of fiscal year 2007, which was fully amortized as of December 31, 2006.  This decrease was partially offset by an increase in options and warrants expense due to FAS 123(R).

Interest expenses for the nine-month period ended December 31, 2007, decreased to $4,016 as compared to $26,605 for the nine-month, period ended December 31, 2006.  This decrease was due to the ability of the Company to meet its payable obligations and thus not incur additional interest on balances due to vendors.  Furthermore, all related party notes payable and all but one liability, which is a non-interest bearing note, have been either paid in full or converted to equity.

Liquidity.

As of the quarter ended December 31, 2007, we had $202,097 in Cash, with total current assets of $1,603,060 and total current liabilities of $483,614.  We have an accumulated deficit of ($28,191,607) and shareholders’ equity of $2,104,367.

The Company has a current ratio of 3.315. The current ratio for the quarter ended December 31, 2006 was 0.324. The ratio indicates that we are able to meet most, if not all of our current obligations with the assets currently available to the Company.  The notes payable in the previous fiscal year that has since been paid in full or converted to equity contributed to the increase in our current ratio.  We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.  The Company continues to increase its current ration through cash management, collection procedures, and investments from outside firms.

The Company has working capital of $1,119,446 at December 31, 2007. The working capital amount indicates that our ability to pay current debt obligations through our current assets is favorable.  The working capital for the quarter ended December 31, 2006 was ($1,020,132).  This increase was due primarily to the notes payable in the previous fiscal year that has since been paid in full or converted to equity.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes over the internal controls for financial reporting during the fiscal quarter ended December 31, 2007.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          Sales of Unregistered Securities During the Last Quarter.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Vendors (1)	2,810	$3,400	-	-
Investor (2)	460,000	$312,800	-	-
Employees (3)	57,658	$33,600	-	-

(1)

These shares were issued to vendors as payment for accounts payable.

(2)

These shares were issued to an investing firm after exercise of Warrant Form A.

(3)

These shares were issued to employees for compensation.

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

None.

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

PCS EDVENTURES!.COM, INC.

Dated:	February 5, 2008	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO, President and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated	February 5, 2008	By:	/s/Shannon M. Stith
Shannon M. Stith
Vice President, CAO and CFO

Dated	February 5, 2008	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated	February 5, 2008	By:	/s/Cecil D. Andrus
Cecil D. Andrus
Director

Dated	February 7, 2008	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Date	February 5, 2008	By:	/s/Michael K. McMurray
Michael K. McMurray
Director