Form 10KSB
period 2008-03-31
PCS EDVENTURES COM INC
filed 2008-07-01
CIK 1122020

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

State issuer's revenues for its most recent fiscal year: $3,827,689.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

June 20, 2008: $52,669,320 - There are approximately 32,918,325, shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on June 20, 2008 or $1.60 per share.

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

June 20, 2008

37,536,487

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

The Company is engaged in the business of developing and marketing educational learning labs bundled with related technologies and programs. Our products and technologies are targeted and marketed to and private school classrooms for pre-kindergarten through college, after school market, and home school market.  Our products and technologies are delivered to each of these markets through an inventory of hardware, software, books (both developed in-house and from external sources), and Internet access. Our technologies and products are delivered to the home user through Internet access via a subscription based website.  Our products and technologies allow students ages 3 and up to explore the basic foundations of mechanical engineering, structures in architecture, robotics, mathematics, art, computer science, programming, and physical science.

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

Recent Developments.

The following are the business developments during fiscal 2008:

We continued to explore potential mergers, acquisitions, and partnerships during FY2008 seeking opportunities and values that would strengthen PCS Edventures through improved sales and marketing, development, or operational efficiency.

We continued our long term relationship with Edison schools in FY2008 providing additional customized learning labs for their summer adventures programs as well as supplying them with materials authored and developed in previous years.  Edison programs developed by PCS range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics.  Packaging, fulfillment, and support were further streamlined this year to improve efficiency and the overall customer experience.

Our LabMentors division has cultivated a strong relationship with DeVry which continues to grow and we have developed infrastructure expansion plans to support continued growth.   In addition, four new products for Cengage were developed using a combination of internal and outsourced resources to maximize our development efficiencies.  Four additional products are in the planning stages to facilitate additional growth with this partner.  Outsourcing relationships were developed to support and expand development on our school administrative software suite.

We continued to expand our sales staff to drive stronger revenues into targeted market segments both domestic and international, and established new distribution partners in Singapore and Australia while strengthening existing relationships with our partners in the Middle East and Pakistan.  In addition, our domestic sales staff expanded our relationships and market presence in the California afterschool market and the national magnet school market.

We continued to develop our core line of engineering, electronics, and robotics labs and completed additional curriculum in programming and robotics.  Our middle and high school fischertechnik curriculum was expanded to better meet the needs of professional technical educators at this level.  Our new Digital Media Labs product line was expanded with dedicated development staff to produce and support new titles.  We completed our second generation of proprietary robotic micro-controllers and our own programming environment and initiated design on the third generation for shipping in FY2009.  We refined our partnership with an overseas manufacturer of components for our BrickLab products that strengthens our supply chain and provides a higher quality of manipulative at more competitive price.  Our Young Learners curriculum was expanded and pilots for testing and refinement were deployed into key corporate partner sites in the United States and private schools in Taiwan and Saudi Arabia.

We expanded our relationship with Boise State University in developing and testing curriculum, software, and hardware, and were successfully funded through Federal appropriations to deploy a systemic STEM solution into Idaho schools.  This partnership between the BSU College of Engineering, College of Education, Meridian School District, and PCS Edventures will provide teacher training and materials to the Meridian District and develop and deploy a research study to document the academic impact of PCS Learning Labs in the classroom.

.

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

•

continued training of our recently expanded sales force to increase market awareness and penetration at all targeted market levels;

•

building the PCS brand to continue to increase market awareness;

•

developing new and enhancing current curriculum to increase market appeal; and

•

utilizing the Internet to bring our products to other areas, persons, and markets to increase market penetration.

Foreign Currency Exchange Rate Risk.

The Company sells many products throughout the international market, as well as having operations in Canada as a result of the acquisition of LabMentors.  As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. Any gains or losses from the foreign currency translation are presented in our statements of operations. The Canadian   subsidiary is not a significant component of our business and as such the risk associated therewith is minimal.

Backlog.

Our unearned revenue was $288,703 at the fiscal year ended March 31, 2008. The unearned revenue was $122,825 for the same period ending March 31, 2007. At the end of fiscal year 2008, the entire amount of unearned revenue is expected to be earned during fiscal years 2009 and 2010. All amounts listed in unearned revenue are for orders placed by customers to the Company that merely have yet to be delivered to the customers or license fees paid but that have yet to be fully utilized by our customers. Once the products are delivered to the customers, the amounts will be invoiced and recognized as revenue in the appropriate period. Each month, the license fees are amortized according to the length of the subscription/license.

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

We have only commenced marketing efforts for our current products and technologies during the last four years, and more recently the PCS LabMentors' products in 2006. We continue to expand distribution and marketing channels. To date, we have sold over 5,000 Labs to the US and international markets. In addition, the LabMentors subsidiary has two major customers in the US that it continues to service with its multi-platform virtual labs.

Principal products or services and their markets.

 We have now developed and are currently marketing a number of innovative technology based educational programs for the kindergarten through 12th grade ("K-12") classroom market, the K-12 after-school market, the private learning center market, and the home school market.  In addition, the virtual lab programs from our LabMentors division are currently marketed to the collegiate level. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

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

•

infuse engaging, technology-based methods and practices into the traditional classroom;

•

teach concepts from mechanical, electrical, structural, and software engineering as well as mechatronics and robotics.

•

challenge students through promoting critical thinking, creativity, and problem solving techniques;

•

enable teachers to teach science lab activities without a science lab;

•

enable IT training professionals at the high school and college level to offer sophisticated hands-on training labs through virtualization, effectively eliminating their need to own and manage expensive server networks.

The products that we are currently marketing are divided into nine distinct product lines that are applicable and useful to a variety of education market segments.  These product lines have been designed to stand alone as well as integrate with one another to create contiguous, systemic solutions:

Young Learners

The Young Learners product line offers a comprehensive, project-based-learning approach to developmentally appropriate curriculum and program management.  The product line includes the Young Learner BrickLab and the Young Learner Merit System hands-on learning centers that introduce developmentally appropriate aspects of building, technology, and science.   Young Learner Merit System centers are a new product addition and the curriculum is currently being tested in pilot sites within early childhood chains and programs in the United States and Saudi Arabia.  Young Learner modules range in price from $395 to $1995.

BrickLab

BrickLab is a remarkably effective system of plastic building blocks combined with PCS curriculum resources that address technology, math, science principles at the early primary grade stages.  Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education.  PCS currently has six volumes of curriculum that support the BrickLab manipulative package addressing needs for students in grades K, 1, 2, 3, 4, and 5.  The BrickLab Survey curriculum provides a variety of activities that are ideal for afterschool and unstructured learning environments.  A special homeschool compilation of activities is packaged with a smaller lab pack for families and small groups.  The price for the BrickLab modules is $99.95 for a three-student package and $595 for a 30-student classroom pack.

Edventures Enrichment

The Edventures curriculum strand was the original PCS afterschool program designed for students ages 7-13, that provides a broad set of subject areas including art, programming, web page design, mechanical engineering, CAD, chess, physics, electricity, and others.  The wide variety of topics was designed to engage a variety of types of students in hands-on learning within a dynamic, open ended learning environment.  The Edventures curriculum is sold through an online license for homes and classrooms, or bundled within a lab package, the Discover Lab, that includes a storage cabinet, LEGO® manipulatives, and other supporting items.  Edventures program licenses includes online assessment and support tools as well as access to the Edventures Robotics Challenge (ERC), an online competition framework that allows all Edventures lab students to share information and compete. The price for Edventures products ranges from $69.95 for a home access account to $3,495 for a 10-student Discover Lab module.

Academy of Engineering

Our Academy of Engineering™ Lab is a site license program designed for use within various K-12 programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Engineering™ students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering™ product includes three primary volumes of mechanical engineering activities and seven extension books addressing applied mathematics, science, structural engineering, and historical engineering activities.  There are several configurations of the Academy of Engineering that utilize LEGO or fischertechnik constructs for hands-on activities.  Fischertechnik solutions are typically used in more rigorous applications at the high school or university level while the LEGO solution is more often used in afterschool or primary solutions.  The Academy of Engineering license includes online assessment and support tools as well as access to the Edventures Robotics Challenge (ERC), an online competition framework that allows all Edventures lab students to share information and compete.  The price for Academy of Engineering implementations begin at $10,995.

Academy of Robotics

Our Academy of Robotics™ Lab is a site license program designed for use within various K-12 programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum.. Using the Academy of Robotics™ students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations. The current Academy of Robotics™ product includes three primary volumes of robotics curriculum covering the basics of mobility, structural integrity, motorization, end effectors, working envelopes, programming, sensor integration, and more.  There are several configurations of the Academy of Robotics that utilize LEGO or fischertechnik constructs for hands-on activities.  Fischertechnik solutions are typically used in more rigorous applications at the high school or university level while the LEGO solution is more often used in afterschool or primary solutions.  The Academy of Robotics license includes online assessment and support tools as well as access to the Edventures Robotics Challenge (ERC), an online competition framework that allows all Edventures lab students to share information and compete.  A robotics starter package bundles the Edventures Robotics Challenge with a starter inventory of manipulatives from fischertechnik, LEGO, or KNEX for $495; the price for Academy of Robotics implementations begin at $6,995.

Academy of Electronics

Our Academy of Electronics™ Lab is designed for use within various K-12 programs and is scalable using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Electronics™ students develop, design, and produce exciting hands-on projects ranging from simple analog circuits demonstrating resistance to advanced digital logic projects using a variety of industry standard integrated circuits. The current Academy of Electronics™ product includes two primary volumes of electronics curriculum covering the basics of analog and digital electronics.  Academy of Electronics modules utilize standard electronic components and breadboards as constructs for hands-on activities.  The price for Academy of Electronics implementations begin at $1,995.

Academy of Science

The PCS Academy of Science™ is a physical science solution designed for use within various K-12 programs and is scalable using 10 student modules that include hardware, software, and curriculum. The unique, hands-on science packages within the Academy of Science combine curriculum and simple, effective apparatus that enable teachers to quickly and easily demonstrate complex science concepts.  Various configurations of the products enable it to be effective as an afterschool or classroom solution and the curriculum is aligned with National and State science standards. The products can be purchased in a lab format or individually based on the specific needs of the customer. The labs currently sell for between $2,395 and $47,995, while individual products vary in price.

Digital Media Labs

Our Digital Media Labs are designed for use within various K-12 programs and are scalable using 10 student modules that include hardware, software, storage solution, and curriculum. The PCS Digital Media Labs combine digital photography, video, and audio equipment with a comprehensive curriculum that helps teachers apply engaging, exciting tools to core curriculum areas such as history, science, language arts, and mathematics.  The curriculum is aligned with technology standards from the International Society for Technology Education (ISTE) and the International Technology Education Association (ITEA). 10 student lab packs for photography, video, or audio start at $6,495.

LabMentors

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

Direct Sales Force. Currently, we have a direct sales force consisting of six employees (in-house) and several independent agency groups (Representatives). This in-house direct sales force markets our products and programs in a variety of methods to various users, providers, and others. The Representatives use their own networks to drive increased sales in various states and countries to increase market awareness for PCS® products and services. The in-house salespersons utilize trade show conferences, referrals, and telephone communications to sell and market the PCS® products.

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

PCS announced on September 12, 2006 the acquisition of technological assets known as PCS STEPS® during fiscal year 2007.  This software is for implementation into schools to keep students, teachers, and parents connected and informed regarding grades, attendance, homework, etc.  The anticipated release date was summer 2007.  However, after complete review of the technology, and current competitive products, our development team has asked for and been granted additional time and resources to complete the program to best fit the market needs.  The PCS STEPS® product has been transferred to our subsidiary, PCS LabMentors, for development.  It is anticipated that the software will be sold to the public during fiscal year 2009.

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

In general, PCS does not rely on one or a few major customers. However, PCS LabMentors has two major customers that make up the majority of its revenue stream, namely Cengage Learning, previously known as Thomson Course Technology, and DeVry University.

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

The Securities and Exchange Commission has adopted a new system for disclosure rules for smaller companies that file with the SEC. The new rules take effect February 4, 2008. They replace the disclosure requirements formerly in the SEC’s Regulation S-B. The new rules expand the “smaller reporting company” category, and require the use of forms 10-K and SB-1 to replace the use of forms 10-KSB and SB-2. Small business issuers have the option to continue filing on form 10-KSB through their annual report, for fiscal years ending after December 15, 2007. PCS Edventures!.com has elected to file the annual reports for the fiscal year ending March 31, 2008 under form 10KSB. Effective with the fiscal year ending March 31, 2009 periodic and annual reports will be under Regulation S-K and filed on forms 10-Q and 10-K..Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2010, we will be required to furnish a report by our management on our internal control over financial reporting. We were not subject to these requirements for the fiscal year ended March 31, 2008. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

Despite the delay in implementation by the SEC for small business issuers, the Chief Compliance Officer undertook a review of the Company’s internal controls during the fiscal year 2007 and furnished a copy for review by all directors and management.  This action will allow us to obtain feedback from the auditors, board of directors, and other management to assist in the implementation of additional controls, where needed.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 within the prescribed period, beginning on our next fiscal year, our CFO along with management is engaged in the process to document and evaluate our internal control over financial reporting. In this regard, management will need to adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent auditors', conclusions as of March 31, 2008 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither our independent auditors nor we will be able to conclude at or around March 31, 2008 that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. The CFO and management intend to take every step necessary to ensure compliance with Section 404.

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

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB through fiscal year 2008 and then switching to annual reports on Form 10-K and quarterly reports on Form 10-Q, with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Research and Development Expenses.

PCS LabMentors, LTD. utilizes the Scientific Research & Experimental Development ("SR&ED") credits, which can allow for tax credits to Canadian companies. SR&ED is a refundable tax credit program offered by the Canada Revenue Agency ("CRA") to provide incentive for companies to undertake development activities in Canada. There are stringent reporting criteria to complete the filings to be reimbursed and to apply for these credits.  The Company receives a percentage of the total approved qualifying expenses submitted to Revenue Canada.  The percentage for the period ending May 31 2007 was approximately 15%.  The Company has recognized $13,829 as a SR&ED receivable on its Balance Sheet, which is approximately 15% of the total $94,237 qualifying expenses submitted to Revenue Canada for consideration.

Cost and Effects of Compliance with Environmental Laws.

None, not applicable.

Number of total employees and number of full time employees.

We employ approximately twenty-two full-time employees, while our LabMentors subsidiary has three full-time employees. We will hire part-time and additional full-time employees on an "as-needed" basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Reports to security holders.

None, not applicable.

Item 2. Description of Property.

Location.

The Company leases its Principal executive offices in Boise, Idaho. These offices consist of approximately 7,300 square feet of office space. Rent obligations are currently $9,200/month under a non-cancelable operating lease that expires July 2012. The lease obligations for the remainder of the lease are as follows:

Fiscal Year	Monthly Obligation

2009	$10,350
2010	$10,650
2011	$10,950
2012	$11,250

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,900 square feet. Rent obligations are approximately $1,440/month through February 2009 and $1,575/month through February 28, 2010.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick Canada. This space consists of approximately 1,000 square feet.  Rent obligations are $1,150/month under a month-to-month lease.

Investment Policies.

None, not applicable.

Description of Real Estate and Operating Data.

None, not applicable.

Item 3. Legal Proceedings.

The Company is currently in a lawsuit that is pending in the United States District Court of Idaho, Case No. CV08-00089. This lawsuit has been brought about by a former employee who is asserting breach of contract and breach of implied covenant of good faith and fair dealings with respect to an agreement entered into on or about April 1, 2004. The plaintiff is seeking specific performance on the issuance of an additional 146,858 shares of common stock or damages in excess of $75,000. The Company has retained the services of Hawley Troxell Ennis & Hawley, LLP Attorneys at Law. As of this filing, The Company believes we have a meritorious defense and will prevail in all litigations surrounding this matter.

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

Stock Quotations

Quarter Ended	High	Low
June 30, 2006	$0.60	$0.51
September 30, 2006	$0.48	$0.45
December 31, 2006	$0.42	$0.34
March 31, 2007	$0.95	$0.845
June 30, 2007	$1.35	$1.26
September 30, 2007	$0.88	$0.80
December 29, 2007	$1.70	$1.58
March 30, 2008	$0.95	$0.90

Holders.

As of March 31, 2008, we had approximately 900 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

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

Description	Date	Shares	Amount	Footnote

Laura & Bill Baran	05/25/05	15,000	$ -	(1)
Hazen & Josephine Sandwick	05/25/05	35,000	$ -	(2)
Scott Peyron & Associates	05/25/05	90,972	$ -	(3)
Anthony A. Maher	05/27/05	205,211	$ -	(4)
Paul & Lynn Kalcic	06/20/05	12,815	$ -	(5)
Matamo Corp. LLC	06/20/05	16,715	$ -	(6)
Douglas Miller	06/20/05	16,715	$ -	(6)
Trace G. Barnes	06/20/05	33,382	$ -	(5)
Trevor Brown Living Trust	06/20/05	71,030	$ -	(5)
William & Linda Hamm	06/20/05	81,000	$ -	(5)
Mary Kalcic	06/20/05	75,000	$ -	5)
Armand LaSorsa	06/20/05	66,911	$ -	(5)
Baker-Louderback Living Trust	06/20/05	39,539	$ -	(5)
Rodney C. Luker	06/20/05	100,494	$ -	(5)
Clifford W. Nichols	06/20/05	71,030	$ -	(5)
Nelson Wooster	06/20/05	40,235	$ -	(5)
John R. Coghlan	06/20/05	76,085	$ -	(5)
James Boston	07/06/05	800	$ -	(7)
Loretta Cook	07/06/05	800	$ -	(7)
Jerry Sexton	07/06/05	800	$ -	(7)
Thomas Tice	07/06/05	800	$ -	(7)
Mark Stutzman	07/06/05	1,200	$ -	(7)
Douglas Miller	07/06/05	7,800	$ -	(7)
Matamo Development LLC	07/06/05	7,800	$ -	(7)
Baker-Louderback Living Trust	07/06/05	60,900	$ -	(8)
Joe D. and Gina L. Egusquiza	07/06/05	5,000	$ 750
Scott Peyron & Associates	08/31/05	25,208	$ -	(9)
Joe D. and Gina L. Egusquiza	08/31/05	4,500	$ 450
Richard Mussler-Wright	08/31/05	344	$ 107
Harbor View Fund Inc.	09/08/05	100,000	$ -	(10)
Anthony A. Maher	09/14/05	100,000	$ -	(11)
Bill Albert	09/23/05	75,000	$ 12,000
Suzanne Haislip	10/03/05	50,000	$ 8,000
Cecil Andrus	10/05/05	555,435	$ 49,145
Robert Fyfe	10/20/05	928	$ -	(12)
Leonard & Sonia Coote	10/20/05	2,640	$ -	(12)
Steve Womack	10/20/05	2,229	$ -	(12)
Hazen & Josephine Sandwick	10/20/05	1,724	$ -	(12)
John Ariko, Jr.	10/20/05	2,568	$ -	(12)
Ronald Scheeler	10/20/05	1,468	$ -	(12)

Description	Date	Shares	Amount	Footnote

Sina Leatha	10/20/05	2,218	$ -	(12)
Brown Living Trust	10/20/05	2,768	$ -	(12)
Mary Kalcic	10/20/05	2,091	$ -	(12)
Armand LaSorsa	10/20/05	3,249	$ -	(12)
Nelson Wooster	10/20/05	1,967	$ -	(12)
Kathleen Cullinan	10/20/05	1,091	$ -	(12)
Kenneth Klauer	10/20/05	2,182	$ -	(12)
Harris Family Living Trust	10/20/05	4,224	$ -	(12)
Diane Stump	10/20/05	299	$ -	(12)
Mark Boland	10/20/05	1,969	$ -	(12)
Flint Family Trust	10/20/05	1,366	$ -	(12)
Paul Kuehn	10/20/05	808	$ -	(12)
Ralph Long	10/20/05	2,684	$ -	(12)
Allen Reuben	10/20/05	1,468	$ -	(12)
Charles Bradley	10/20/05	4,364	$ -	(12)
Dave & Sue Kimball	10/20/05	1,724	$ -	(12)
David Levosky	10/20/05	1,899	$ -	(12)
Fred & Debbie Harper	10/20/05	3,249	$ -	(12)
Verl A. Jensen	10/20/05	2,569	$ -	(12)
Donald J. Farley	11/03/05	214,285	$ 15,000
Joe & Sarah Egusquiza	11/17/05	15,000	$ 1,500
Robert O. & Heidi K. Grover	12/08/05	6,756	$ -	(25)
Zvi Ludmer	12/09/05	6,915	$ -	(13)
Roy A. Ludmer	12/09/05	6,246	$ -	(13)
Mid-Atlantic Training, Inc.	12/09/05	7,584	$ -	(13)
Gregory Shiffner	12/09/05	6,692	$ -	(13)
Martin and Helen Tarlow	12/09/05	1,785	$ -	(13)
Nimrod Arad	12/09/05	2,231	$ -	(13)
David and Sarah Chase	12/30/05	35,000	$ 5,600	(14)
William & Laura Baran	12/30/05	10,000	$ 1,600	(14)
Robert Grover	12/30/05	75,000	$ 12,000	(15)
Suzy Haislip	01/03/06	50,000	$ -	(16)
Anthony A. Maher	01/24/06	25,000	$ 4,000	(17)
Cyndel & Co.	01/31/06	4,156	$ -	(18)
Yokoyama	02/02/06	50,770	$ -	(19)
Cullinan	02/02/06	25,460	$ -	(19)
Sean Kenlon	02/10/06	100,000	$ -	(26)
Dale Harris	02/10/06	12,767	$ -	(27)
Frank Maresca	02/10/06	156,892	$ -	(27)
Jae Wan Jeon	02/10/06	1,964	$ -	(27)
Chris Grady	02/10/06	1,355	$ -	(27)
Mark Veinot	02/10/06	4,675	$ -	(27)
Bogdan Itoafa	02/10/06	97,719	$ -	(27)
Joseph Khoury	02/10/06	135,039	$ -	(27)
William Schnell	02/10/06	5,000	$ -	(27)
William Decandido	02/10/06	10,000	$ -	(27)
William Grazier	02/10/06	5,500	$ -	(27)

Description	Date	Shares	Amount	Footnote

Pieter Natte	02/10/06	5,500	$ -	(27)
Growthworks Atlantic Venture Fund	02/10/06	263,589	$ -	(27)
Cyndel & Co.	02/28/06	4,490	$ -	(20)
Suzy Haislip	03/03/06	50,000	$ 3,500	(21)
Suhas Pharkute	03/09/06	15,000	$ 1,500	(22)
Cyndel & Co.	03/31/06	5,896	$ -	(23)
Solomon & Michelle Tamari	03/31/06	13,161	$ -	(13)
Solomon & Michelle Tamari	03/31/06	92,299	$ -	(24)
Zvi Ludmer	03/31/06	48,496	$ -	(24)
Roy A Ludmer	03/31/06	43,803	$ -	(24)
Mid-Atlantic Training, Inc.	03/31/06	53,189	$ -	(24)
Gregory Shiffner	03/31/06	46,932	$ -	(24)
Martin & Helen E. Tarlow	03/31/06	12,515	$ -	(24)
Nimrod Arad	03/31/06	15,644	$ -	(24)
William Albert	03/31/06	50,000	$ -	(16)
Joe D. & Sarah Egusquiza	03/31/06	50,000	$ -	(16)
Robert O. & Heidi K. Grover	03/31/06	9,434	$ -	(25)
Anthony A. Maher	06/02/06	25,000	$ -	(17)
Cyndel & Co.	06/02/06	6,378	$ -	(26)
Joseph Khoury	06/02/06	11,321	$ -	(27)
Cyndel & Co.	06/15/06	6,104	$ -	(28)
Cyndel & Co.	06/15/06	5,830	$ -	(29)
Cyndel & Co.	07/13/06	2,473	$ -	(30)
Laura Baran	08/18/06	30,000	$ -	(31)
Suhas Pharkute	08/22/06	9,227	$ -	(32)
Zoltan Cserna	08/22/06	6,812	$ -	(32)
Mary Roice	08/22/06	1,996	$ -	(32)
Education Enterprise Solutions	09/07/06	375,000	$ -	(33)
Suhas Pharkute	09/15/06	36,957	$ -	(34)
Suzanne Haislip	09/25/06	50,000	$ -	(35)
Anthony A. Maher	10/20/06	30,000	$ -	(17)
William Albert	02/06/07	5,390	$ -	(36)
Ronnie Lowenstein	02/06/07	20,408	$ -	(36)
George Randall Jamison	02/06/07	13,265	$ -	(36)
Lonnie Hamilton	02/07/07	3,991	$ -	(36)
Leonard Burningham	02/08/07	15,684	$ -	(36)
David Chase	02/12/07	3,598	$ -	(36)
Anthony A. Maher	02/28/07	30,000	$ -	(17)
Keith D. Stein	03/15/07	148,214	$ -	(37)
Schlomo Tamari	03/31/07	16,318	$ -	(38)
Joseph Khoury	03/31/07	38,662	$ -	(39)
Barron Partners LP	04/09/07	80,000	$ 96,000	(40)
William Albert	4/11/07	872	$ 1,116	(41)
Barron Partners LLP	04/12/07	11,500	$ 13,800	(40)
Barron Partners LLP	04/16/07	47,500	$ 57,000	(40)
Barron Partners LLP	04/17/08	129,500	$ 233,100	(42)
Barron Partners LLP	04/19/08	70,500	$ 126,900	(42)

Description	Date	Shares	Amount	Footnote

Donald J Farley	04/19/08	371,877	$ 41,645	(43)
Michael K McMurray	04/22/08	249,218	$ 34,145	(44)
Anthony A Maher	04/26/07	418,628	$ 119,676	(45)
JG Capital Inc	04/26/07	40,385	$ -	(46)
Suhas Pharkute	05/01/07	10,000	$ 1,000	(47)
Suzy Haislip	06/20/07	6,667	$ 36,000	(41)
Joe D. Egusquiza	07/13/07	10,000	$ 1,000	(47)
Burlingame Equity Investors LP	07/24/07	460,000	$ 312,800	(48)
Joseph Khoury	08/06/07	4,292	$ 5,666	(49)
Suzy Haislip	08/23/07	50,000	$ 15,500	(50)
William Albert	08/23/07	50,000	$ 6,500	(51)
Suhas Pharkute	10/08/07	22,805	$ 18,700	(52)
Robert O. Grover	10/08/07	12,048	$ 10,000	(53)
Jim Schmidt	12/04/07	744	$ 900	(54)
George Randall Jamison	12/04/07	2,066	$ 2,500	(54)
William Albert	12/17/07	40,000	$ 21,000	(55)
Joe D Egusquiza	12/18/07	6,919	$ 4,912	(56)
Burlingame Equity Investors LP	02/19/08	460,000	$ 312,800	(48)
Shannon M Stith	02/21/08	34,173	$ -	(57)

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

(7) These shares were issued for consulting services at $0.705 per share.

(8) These shares were issued for the conversion of debt and interest at $0.20 per share.

(9) These shares were issued for public relations services at $0.12 per share.

(10) These shares were issued for consulting services at $0.70 per share.

(11) These shares were issued to an Officer/Board Member who exercised some options in consideration for a reduction of notes payable and interest. These options were exercisable at $0.16 per share.

(12) These shares were issued for interest at a weighted average of $0.0885 per share.

(13) These shares were issued for royalties at $0.155 per share.

(14) These shares were issued to an employee who exercised some options. These options were exercisable at $0.16 per share.

(15) These shares were issued to an Officer/Board Member who exercised some options. These options were exercisable at $0.16 per share.

(16) These shares were issued to an employee after implementation of a sales force bonus program. They were issued at the current market price of $0.71 per share.

(17) These shares were issued to an Officer/Board Member who exercised some options in consideration for a reduction of notes payable and interest. These options were exercisable at $0.16 per share.

(18) These shares were issued for consulting services at a weighted five day average of $0.6016 per share.

(19) Issued for conversion of preferred stock at $0.20 per share.

(20) These shares were issued for consulting services at a weighted five day average of $0.5568 per share.

(21) These shares were issued to employees who exercised some options. These options were exercisable at $0.07 per share.

(22) These shares were issued to employees who exercised some options. These options were exercisable at $0.10 per share.

(23) These shares were issued for consulting services at a weighted five day average of $0.424 per share.

(24) These shares were issued for royalties at $0.53 per share.

(25) These shares were issued for bonus payment to an Officer at $0.74 and $0.53 per share, respectively.

(26) These shares were issued for consulting expenses relating to the LabMentors acquisition at $0.66 per share.

(27) These shares were issued to shareholders of 511092 N.B. LTD. for acquisition of LabMentors at $0.60 per share.

(28) These shares were issued for consulting services at a weighted five day average of $0.392 per share.

(29) These shares were issued for consulting services at a weighted five day average of $0.4096 per share.

(30) These shares were issued for consulting services at a weighted five day average of $0.4288 per share.

(31) These shares were issued to an employee who exercised some options.  These options were exercisable at $0.13 per share.

(32) These shares were issued to employees for a bonus at $0.63 per share.

(33) These shares were issued for the acquisition of assets from Education Enterprise Solutions at $0.60 per share.

(34) These shares were issued as a bonus to an employee at $0.48 per share.

(35) These shares were issued to an employee who exercised some options.  These options were exercisable at $0.07 per share.

(36) These shares were issued to persons or companies for accounts payable payments.  These shares were issued at $0.49 per share.

(37) These shares were issued to a person for payment of a note payable.  These shares were issued at $0.70 per share.

(38) These shares were issued for royalties at $0.95 per share.

(39) These shares were issued pursuant to the employment contract with Joseph Khoury at $0.95 per share.

(40) These shares were issued for the conversion Warrant A at $1.20 per share.

(41) These shares were issued to employees for accounts payable payments.  These shares were issued at $1.28 and $0.54 per share respectively..

(42) ) These shares were issued for the conversion Warrant B at $1.80 per share.

(43) These shares were issued to a Board Member who exercised various options at a price per share of $0.09, $0.10 $0.12, $0.14  $0.23, and $0.26, respectively

(44) These shares were issued to a Board Member who exercised various options at a price per share of $0.10 $0.15, and  $0.185, respectively

(45) These shares were issued to a Officer/Board Member who exercised various options at a price per share of $0.16 $0.185, $0.30, and $0.65, respectively

(46) These shares were issued for the conversion of Warrant C.on a cashless option.

(47) These shares were issued to an employee who exercised some options.  These options were exercisable at $0.10 per share

(48) These shares were issued for the conversion Warrant A at $0.68 per share.

(49) These shares were issued to employees for a bonus at $1.32 per share

(50) These shares were issued to an employee who exercised some options. These options were exercisable at $0.31 per share.

(51) These shares were issued to an employee who exercised some options. These options were exercisable at $0.13 per share.

(52) These shares were issued to an employee as compensation. These options were exercisable at $.82 per share.

(53) These shares were issued for bonus payment to an Officer at $0.83 per share

(54) These shares were issued for the conversion of accounts payable at $1.21 per share

(55) These shares were issued to an employee who exercised some options. These options were exercisable at $0.525  per share.

(56) These shares were issued to an employee who exercised some options. These options were exercisable at $0.71  per share.

(57) These shares were issued to an employee who exercised some cashless options. These options were exercisable at $0.54 and $0.61 per share, respectively.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

PCS intends to continue to operate in the same manner as prior years, including continuing to look for viable acquisition candidates to further enhance the product lines and enhance marketing efforts to more effectively penetrate the world market.  PCS LabMentors will continue to expand into the collegiate market, as well as undertake new projects with existing customers for an increased revenue base. Fiscal year 2008 ended with a strong cash in hand positioning of $1,082,622 in cash.  PCS as a whole intends to continue to fund operations based on lab sales to existing and new customers to provide cash for operations throughout the coming fiscal year. There are not expected to be any significant changes in the number of employees.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2008 resulted in a net loss of ($723,224) as compared to the net loss during the fiscal year ended March 31, 2007 of ($1,924,349). This net loss is a decreased loss of ($1,201,125) or approximately sixty two percent (62%) from the net loss for fiscal year ended March 31, 2007. The Basic Loss per Share for fiscal year 2008 is ($0.02), as compared to a loss per share of ($0.07) for fiscal year 2007.  Details of changes in revenues and expenses can be found below.

During fiscal year ended March 31, 2008, the Company experienced depreciation of ($169,371) and interest income (net) of $15,788 which resulted in an EBITDA of ($569,641), as compared to the  EBITDA net loss of ($989,495) for the fiscal year ended March 31, 2007.

During the fiscal year ended March 31, 2008, the company had a non-recurring loss of ($256,250) and a warrant/option expense related to FAS123R of ($457,792). These items combined with the EBIDTA would have resulted in earnings of $144,401, or a Basic Loss per Share of $0.004 for the fiscal year ended March 31, 2008.

Operating Results Revenues.

Revenues for the twelve-month period ended March 31, 2008, increased to $3,827,689 or by $1,829,006 (92%) as compared to $1,998,683 for the twelve-month period ended March 31, 2007. The increase is due to a strong sales volume, with a majority of sales coming from California. We increased our product lines to include Infusing Technology which has total sales of $327,600 for the fiscal year ending 03/31/08. In addition, we saw strong sales in the Academy of Engineering™; PCS Edventures Lab,  Edventures Robotic Challenge,(ERC), Young Learner Labs, and other special sales.  During the fiscal year ended March 31, 2008, the sales team focused on additional marketing strategies to implement in fiscal year 2009, attended additional conferences, and continued assistance in the training of newer sales personnel in order to assist with implementing the new marketing strategies.

Operating Results Cost of Goods Sold/Cost of Sales.

Cost of goods sold for the twelve-month period ended March 31, 2008, increased by $836,618 (90%) to $1,757,666 as compared to $921,048 for twelve-month period ended March 31, 2007. This increase was due to a increase in sales. This increase was partially offset by an increase in shipping and server costs. Included in the Cost of Goods sold figure is sales commissions, which have also increased due to the increase in sales, shipping expenses, product royalty payments, and server fees.

Operating Results Operating Expenses.

Operating expenses for the twelve-month period ended March 31, 2008, decreased by $506,240 (17.0%) to $2,554,445 as compared to $3,060,685 for twelve-month period ended March 31, 2007.

Operating Results Interest Expenses.

Interest expenses for the twelve-month period ended March 31, 2008, decreased $61,394 (98%) to $1,463 as compared to $62,857 for the twelve-month period ended March 31, 2007. This decrease is due to conversion of debt into equity during the fiscal year 2007.

Liquidity.

As of the fiscal year ended March 31, 2008, we had $1,082,622 in Cash, with total current assets of $2,128,727 and total current liabilities of $651,420. We have an accumulated deficit of ($28,514,645) and shareholder’s equity of $2,183,096.

The Company has a current ratio of 3.27 The current ratio for the fiscal year ended March 31, 2007 was 0 .67. The ratio indicates that we are have effectively managed debt and have available resources to help continue company growth through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $1,477,307 at March 31, 2008. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable. The working capital for the fiscal year ended March 31, 2007 was $257,387. This increase was due primarily to the fiscal year 2008 increase in sales and the conversion of debt during the fiscal year 2007.

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

During the period ended March 31, 2008, the LabMentors subsidiary had sales to two major customers that accounted for a significant portion of their total revenues. See notes to financial statement for additional information.

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

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of March 31, 2008.

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - March 31, 2008

Consolidated Statements of Operations for the years ended March 31, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended March 31, 2008 and 2007

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheet of PCS Edventures!.com, Inc. and Subsidiary, as of March 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of PCS Edventures!.com, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 2008 and accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 16 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

June 27, 2008

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet

ASSETS
	March 31, 2008
CURRENT ASSETS
Cash	$ 1,082,622
Accounts receivable, less allowance of $6,617 (Note15)	707,030
Prepaid Expense	15,534
Deferred costs	52,502
Finished goods inventory (NET)	257,210
Other receivable (Note 12)	13,829
Total Current Assets		2,128,727

FIXED ASSETS (NET) (Notes 2 & 3)		33,517
EDUCATIONAL SOFTWARE (NET) (Note 8)		67,163
INTELLECTUAL PROPERTY (NET) (Note 9)		112,500
GOODWILL (Notes 2 & 10)		485,238

OTHER ASSETS
Deposits	7,371
Total Other Assets		7,371
TOTAL ASSETS		$ 2,834,516

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet

LIABILITIES & STOCKHOLDERS' EQUITY
	March 31, 2008
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 198,705
Accrued compensation	78,820
Payroll liabilities payable	10,269
Accrued expenses (Note 11)	48,485
Deferred revenue	288,703
Notes Payable (NET) (Note 6	26,438
Total Current Liabilities		651,420

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 4)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and Outstanding
Common stock, no par value, 60,000,000 authorized shares, 36,976,446 shares issued And outstanding	30,698,000
Accumulated comprehensive loss	(259)
Accumulated deficit	(28,514,645)
Total Stockholders' Equity		2,183,096
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 2,834,516

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended
	March 31,
	2008	2007
REVENUES (Note 2)
Lab revenue	$ 3,502,005	$ 1,817,438
License revenue	155,259	181,245
Other revenue	170,425	-
Total Revenues	3,827,689	1,998,683

COST OF GOODS SOLD	1,757,666	921,048

GROSS PROFIT	2,070,023	1,077,635

OPERATING EXPENSES
Salaries and wages	1,012,889	861,963
Bad debt expense	17,296	10,249
Depreciation and amortization expense	169,371	873,790
Option/warrant expense	457,762	445,187
Gain on Forgiveness of Debt	(11,917)	-
General and administrative expenses	909,044	869,496
Total Operating Expenses	2,554,445	3,060,685

OPERATING LOSS	(484,422)	(1,983,050)

OTHER INCOME AND EXPENSES
Interest expense	(1,463)	(62,857)
Interest income	17,251	1,793
Other income	13,724	122,029
Other expense	(12,064)	(2,264)
Loss on investment	(256,250)	-
Total Other Income and Expenses	(238,802)	58,701

NET LOSS	$ (723,224)	$ (1,924,349)
Foreign currency translation	$ (1,487)	$ 8,747
NET COMPREHENSIVE LOSS	$ (724,711)	$ (1,915,602)

Basic Loss per Share (Note 2)	$ (0.02)	$ (0.07)
Weighted Average Number of Shares Outstanding	32,279,837	29,045,521

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	33,799,451	$28,315,833	-	-	-	($25,867,072)

Stock Options issued for Board Compensation	-	17,994

Common Stock issued for royalty payments	16,318	15,501

Common Stock issued to an employee as a bonus	49,983	36,729

Net Income (Loss) for the year ended March 31, 2007						(1,924,349)

Stock issued for exercise of Warrant A at $1.20 per share	80,000	96,000	-	-	-	-

Stock issued for the exercise of Warrant A at $1.20 per share	61,000	73,200

Stock issued for the exercise of Warrant A at $1.20 per share	11,500	13,800

Balance Forward	34,018,252	$28,569,057				($27,791,421)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	34,018,252	$28,569,057	-	-	-	($27,791,421)

Stock issued on conversion of account payable	872	1,116

Stock issued for exercise of Warrant A at $1.20 per share	47,500	57,000

Stock issued for the exercise of Warrant B at $1.80 per share	129,500	233,100

Stock issued to director for the exercise of options at $0.09 per share	166,666	15,000

Stock issued to director for the exercise of options at $0.26 per share	14,423	3,750

Stock issued to director for the exercise of options at $0.23 per share	16,304	3,750

Stock issued to director for the exercise of options at $0.10 per share	37,500	3,750

Balance Forward	34,431,017	$28,886,523				($27,791.421)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	34,431,017	$28,886,523	-	-	-	($27,791,421)

Stock issued to director for the exercise of options at $0.12 per share	31,250	3,750

Stock issued to director for the exercise of options at $0.14 per share	26,786	3,750

Stock issued to director for the exercise of options at $0.10 per share	78,948	7,895

Stock issued for exercise of Warrant B at $1.80 per share	70,500	126,900

Stock issued to director for the exercise of options at $0.15 per share	150,000	22,500

Stock issued to director for the exercise of options at $0.185 per share	20,270	3,749

Stock issued to director for the exercise of options at $0.10 per share	78,948	7,894

Balance Forward	34,887,719	$29,062,961				($27,791,421)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	34,887,719	$29,062,961	-	-	-	($27,791,421)

Stock issued to employee for exercise of stock option at $0.10 per share	10,000	1,000

Stock issued to director for the exercise of options at $0.65 per share	5,769	3,749

Stock issued to director for the exercise of options at $0.185 per share	20,270	3,749

Stock issued to director for the exercise of options at $0.16 per share	40,000	6,400

Stock issued to director for the exercise of options at $0.30 per share	352,589	105,776

Stock issued for the excercie of Warrant C at $0.60 per share	40,385

Option expense per FAS 123(R) for Stock Options not yet vested		50,116

Balance Forward	35,356,732	$29,233,751				($27,791,421)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	35,356,732	$29,233,751	-	-	-	($27,791,421)

Option expense per FAS 123(R) for Stock Options not yet vested		49,623

Stock issued for conversion of account payable at $0.54 per share	6,667	3,600

Stock Options issued for Board Compensation		14,995

Option expense per FAS 123(R) for Stock Options not yet vested		38,890

Repricing of Warrant A and B		42,948

Stock issued to employee for exercise of stock option at $0.10 per share	10,000	1,000

Stock issued for the exercise of Warrant A at $0.68 per share	460,000	312,800

Balance Forward	35,833,399	$29,697,607				($27,791,421)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	35,833,399	$29,697,607	-	-	-	($27,791,421)

Option expense per FAS 123(R) for Stock Options not yet vested		33,195

Stock issued to an employee as a bonus	50,000	15,500

Stock issued to employee for exercise of options at $0.13 per share	50,000	6,500

Stock issued to employee for bonus	4,292	5,666

Option expense per FAS 123(R) for Stock Options not yet vested		33,851

Option expense per FAS 123(R) for Stock Options not yet vested		32,449

Stock Options issued for Board Compensation		14,993

Option issued to officer for Bonus	12,048	10,000

Balance Forward	35,949,739	$29,849,761				($27,791,421)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	35,949,739	$29,849,761	-	-	-	($27,791,421)

Stock issued to employee as compensation	22,805	18,700

Option expense per FAS 123(R) for Stock Options not yet vested		32,449

Option expense per FAS 123(R) for Stock Options not yet vested		32,449

Stock issued for conversion of account payable at $1.21 per share	2,066	2,500

Stock issued for conversion of account payable at $1.21 per share	744	900

Stock issued for exercise of Warrant A at $0.68 per share	460,000	312,800

Stock issued to employee for exercise of options at $0.525 per share	40,000	21,000

Balance Forward	36,475,354	$30,270,559				($27,791,421)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	36,475,354	$30,270,559	-	-	-	($27,791,421)

Stock issued to employee for exercise of options at $0.71 per share	6,919	4,911

Option expense per FAS 123(R) for Stock Options not yet vested		26,518

Option expense per FAS 123(R) for Stock Options not yet vested		27,194

Stock issued for the exercise of Warrant A at $0.68 per share	460,000	312,800

Stock issued to employee fpr cashless exercise of stock options at $0.54 per share	6,115	-

Stock issued to employee fpr cashless exercise of stock options at $0.61 per share	28,058

Balance Forward	36,976,446	$30,641,982	-	-	-	($27,791,421)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Continued)

					Variable
	Common Shares		Preferred Shares		Deferred	Accumulated
Description	Shares	Amount	Shares	Amount	Consulting	Deficit

Balance Forward	36,976,446	$30,641,982	-	-	-	($27,791,421)

Option expense per FAS 123(R) for Stock Options not yet vested		27,195

Option expense per FAS 123(R) for Stock Options not yet vested		28,823

Net Income (Loss) for the year ended March 31, 2008						(723,224)

Balance at March 31, 2008	36,976,446	$30,698,000				($28,514,645)

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (723,224)	$(1,924,349)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	142,367	137,331
Amortization of debt offering and capitalized costs	-	89,667
Stock and options issued for services	493,268	584,615
Stock and options issued for board compensation	27,781	55,481
Amortization of debt discount	-	666,667
Common stock and options issued for royalties	-	15,502
Common stock issued for conversion of notes payable and interest	-	712,997
Loss on Impairment of Investment	256,250	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(580,280)	481,703
(Increase) in inventories	(87,523)	(75,640)
Decrease in deferred costs	(3,225)	(5,369)
(Decrease) increase in accounts payable and accrued liabilities	62,810	(901,344)
Increase in interest payable	-	26,694
Increase in unearned revenue	165,878	(13,729)
(Increase) decrease in other assets	93,130	(243,523)
Decrease in prepaid assets	9,185	-
Net Cash (Used) by Operating Activities	(143,583)	(393,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(12,015)	-
Loss on sale of assets	-	3,758
Note Receivable	(256,250)	-
Net Cash Provided/Used by Investing Activities	(268,265)	3,758

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	453,271
Payments on notes payable	(232,018)	(311,861)
Proceeds from common stock, exercise of options, and Warrant conversion	1,663,102	7,400
Net Cash Provided by Financing Activities	1,431,084	148,810

Foreign currency translation	15,623	(8,747)
Net Increase (Decrease) in Cash	1,034,859	(249,476)
Cash at Beginning of Year	47,763	297,239
Cash at End of Year	$ 1,082,622	$ 47,763

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended
March 31,
	2008	2007
NON-CASH INVESTING & FINANCING ACTIVITIES:
Common stock issued for acquisitions	$ -	$ 225,000
Conversion of Note Receivable to an Investment	$ 56,250	-
Common Stock Issued for A/P	$ 116
Common Stock Issued for N/P and Interest	$ 9,676

CASH PAID FOR:
Interest	$ 1,462	$ 62,857
Income taxes	$ -	$ -

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

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

March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the last fiscal year ending March 31, 2008, the PCS subsidiary, LabMentors', had sales to two major customers that exceeded 10 percent of their individual revenues as follows:

Customer A - $106,838    52.8%

Customer B - $  82,535    40.8%

The PCS subsidiary, LabMentors also has an account receivable from these same major customers as of March 31, 2008 as follows:

Customer A - $ 12,884

Customer B - $   6,143

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

d. Foreign Currency Translation

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

e. Revenue Recognition

PCS recognizes revenue for its three (3) revenue streams: Product (Learning Labs), Licensing, and Subscriptions, as outlined in Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements.” The Company also relies on EITF 00-21 “ Revenue Arrangements with Multiple Deliverables” for the determination of single unit and/or multiple deliverables.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Revenue is comprised of our learning labs. Upon delivery, these labs do not require additional product/service to be functional and/or operational for the customers intended use. Therefore, we rely on EITF 00-21 par 9, for the recognition of separate accounting units as follows:

▪

The value to the customer is on a standalone basis.

▪

There are no substantially undelivered items and therefore the requirement for evidence of objective and reliable fair value, in regards to undelivered items, is not applicable.

▪

PCS does not have a general right of return policy. There are limited circumstances in which a product would be accepted for return. Therefore, the probability of delivery of undelivered product, in relation to a customer’s general right of return is not applicable.

As such, the related revenue is recognized when the product is delivered to the customer. Delivery is constituted when ninety percent (90%) or greater of the weighted average cost of goods has been received by the customer.

Licensing Revenue is in relation to the sales of the learning labs, as well as the LabMentors virtual labs. This revenue is based on a contractual term of 1-year, which begins when the physical lab is delivered to the customer. Should the customer terminate the licensing prior to the expiration of the contract, PCS does not have an obligation to refund any portion of the fees. As such, revenue is amortized and recorded over the life of the contractual license. PCS relies on the SEC Staff Accounting Bulletin No. 101 paragraph 84 (d) for its revenue recognition guidance. It states “If services are rendered or right to use assets extend continuously over time, reliable measures based on contractual prices established in advance are commonly available, and revenues may be recognized as earned as time passes.”

Subscription revenue is related to the edventures.com website. Subscriptions are offered on a monthly basis. Each completed month constitutes the delivery of service and no other deliverables are required. Therefore, revenue is recognized on a monthly basis as earned. It is PCS’s belief that this process meets the SOP 97-2 Paragraph 8 for the recognition criteria as follows:

•

persuasive evidence of an arrangement exists

•

delivery has occured

•

the vendor’s fee is fixed or determinable

•

collectibility is probable

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Goodwill continued

The entire goodwill balance of $485,238 at March 31, 2008, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

g. Business Combinations

There were no business combinations during the fiscal year ended March 31, 2008.

h. Principals of Consolidation

The accompanying consolidated financial statements consolidate the accounts of the parent company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated through consolidation

i. Provision for Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Provision for Income Taxes Continued

Net deferred tax liabilities consist of the following components as of March 31, 2008 and 2007:

	March 31,
	2008	2007
Deferred tax assets:
NOL carryover	$ 3,423,304	$ 3,404,660
Accrued expenses	110,861	47,902
Accumulated depreciation		(27,828)
Accumulated compensation	12,561	-
Allowance for Doubtful Accounts	2,581
Impairment Loss	99,938

Deferred tax liabilities:	(22,969)
Valuation allowance:	(3,626,276)	(3,424,734)
Net deferred tax asset:	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations as detailed in the following table for the years ended March 31, 2008 and 2007 due to the following:

	March 31,
	2008	2007
Book Income	$ (238,800)	$ (755,733)
State taxes	(9,950)	(25,009)
Stock for services/expense	24,627	28,169
Penalties	10	4,221
Beneficial conversion	-	294,970
Options expense	178,582	173,379
Other	2,784	4,956
NOL utilization	(169,475)	-
Valuation allowance	212,222	275,047
	$ -	$ -

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Provision for Income Taxes (continued)

At March 31, 2008 the Company had net operating loss carry forwards of approximately $8,900,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the March 31, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company and its subsidiary files income tax returns in the United States, Canada and the state of Idaho.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The company does not have any unrecognized tax benefits to report in the current period.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

	For the Years Ended
	March 31,
	2008	2007
Basic loss per share from operations:
Numerator - loss	$ (723,224)	$(1,924,349)
Denominator - weighted average number of shares outstanding	32,279,837	29,045,521
Loss per share	$ (0.02)	$ (0.07)

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

          k. Newly Issued Accounting Pronouncements

During the year ended March 31, 2008, the Company adopted the following accounting pronouncements:

In March 2008, the FASB issued SFAS 161,  “Disclosure about Derivative Instruments and Hedging Activities” This Statement is an amendment of FASB Statement No. 133. It requires enhanced disclosures about an entity’s derivative and hedging activities and their affect on the entities financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 had no impact on our financial position, result of operations, or disclosure requirements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141, “Business Combinations” and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without thetransfer of consideration. This statement establishes principles and requirements for how the acquirer: a. recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b. recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c. determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The future application of this pronouncement may have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007). This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The future application of this pronouncement may have a material effect on our financial condition and results of operations.

l. Educational Software

The Company's inventory consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 36 to 48 months.

m. Intellectual Property

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m. Intellectual Property (continued)

previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months.

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

p. Equity Investment

Management has come to the conclusion that due to a lack of performance on the part of the maker of a promissory note payable to the Company and entered into by the maker in October 2007, which was subsequently converted to a 25% equity ownership of Global Technologies, it is necessary to review the future value of the investment. Concern surrounding equity valuation has prompted management to be conservative in its reporting and has fully impaired the investment.

            q. Stock Options

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 3 - FIXED ASSETS

Assets and depreciation for the period are as follows:

March 31, 2008
Computer/office equipment	$ 21,116
Server equipment	$ 115,962
Accumulated depreciation	$ (103,561)
Total Fixed Assets	$ 33,517

Fixed Asset depreciation expense for the years ended March 31, 2008 and 2007 was $54,128 and $7,235, respectively.

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.

Common Stock

During the year ended March 31, 2008, the Company issued 10,349 shares of common stock for the conversion of  trade payables, valued at $8,116.

During the year ended March 31, 2008, the Company issued 16,340 shares of common stock to employees as bonuses, valued at $15,666.

During the year ended March 31, 2008, the Company issued 22,805 shares of common stock for employee compensation valued at $18,700.

During the year ended March 31, 2008, the Company issued 1,715,502 shares of common stock for the exercise of Stock Options by Officers/Directors valued at $209,365.

During the year ended March 31, 2008, the Company issued 166,919 shares of common stock for exercise of Stock Options by employees valued at $49,912.

During the year ended March 31, 2008, the Company issued as compensation  to the Board of Directors shares of common stock valued at $29,988.

During the year ended March 31, 2008, the Company issued 60,000 shares of common stock for exercise of cashless options valued at $35,900.

During the year ended March 31, 2008, the Company issued 1,580,000 shares of common stock for the conversion of A Warrants valued at $1,178,400

During the year ended March 31, 2008, the Company issued 200,000 shares of common stock for the conversion of B Warrants valued at $360,000.

During the year ended March 31, 2008, the Company issued 40,385 shares of common stock for the conversion of cashless C Warrants.

During the year ended March 31, 2008, the Company adjusted pricing on Options and Warrants for a net value of $4,263.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (continued)

b. Preferred Stock

The Company has no issued Preferred Stock. Not applicable

NOTE 5 - NOTES PAYABLE - RELATED PARTY

None, not applicable

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2008:

Notes payable to a Canadian governmental agency bearing no interest, with payments due the 1st of each month, unsecured	$ 26,288
Line of credit with a financing institution with varying interest rates, due periodically (generally monthly), secured by assets and specific receivables	$ 150

Total Notes Payable	$ 26,438

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in June 2012.

Fiscal Year	Monthly Obligation
2009	$10,350
2010	$10,650
2011	$10,950
2012	$11,250
Total	$639,000

Rent expense for the corporate offices was $86,934 and $86,9341 for the years ended March 31, 2008 and 2007, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,900 square feet. Rent obligations are approximately $1,440/month through February 2009 and $1,575/month through February 28, 2010. Rent expense was $12,810 and $13,070 for the years ended March 31, 2008 and 2007 respectively.

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is $1,143. The Company intends to continue to lease this space on a month-to-month basis. Rent expense was $12,708 and $12,281 for the years ended March 31, 2008 and 2007 respectively.

b. Litigation

The Company is currently in a lawsuit that is pending in the United States District Court of Idaho, Case No. CV08-00089. This lawsuit has been brought about by a former employee who is asserting breach of contract and breach of implied covenant of good faith and fair dealings with respect to an agreement entered into on or about April 1, 2004. The plaintiff is seeking specific performance on the issuance of an additional 146,858 shares of common stock or damages in excess of $75,000. The Company has retained the services of Hawley Troxell Ennis & Hawley, LLP Attorneys at Law. As of this filing, The Company believe we have a meritorious defense and will prevail in all litigations surrounding this matter.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 8 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 42 to 48 months. This educational software had a carrying value of $77,924 at March 31, 2007 with a total of $34,241 of related depreciation recognized during the fiscal year ended March 31, 2008, with a resulting carrying value of $67,384 at March 31, 2008.

NOTE 9 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company, as well as the newly acquired PCS STEPS® program, see the section entitled "Status of any publicly announced new product or service" in this Report.  In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $194,007 at March 31, 2007. Amortization recognized for the fiscal year ended March 31, 2008 was $75,000, with a carrying value of $112,500 at March 31, 2007.

NOTE 10 - GOODWILL

The entire goodwill balance of $485,238 at March 31, 2008, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 10 – GOODWILL (continued)

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

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2008:

Credit card debt	$ 43,758
Worker’s Compensation	500
CG-VAK	4,227
Total Accrued Expenses	$ 48,485

NOTE 12 – OTHER RECEIVABLE

Included in this amount is the currently outstanding SR&ED amount of  $13,829.  The Company has been notified that all amounts submitted were accepted in full.    Payment for Revenue Canada was received in May 2008.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

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

	For the Years Ended
	March 31,
	2008	2007
Net loss:
As reported	$(723,224)	$(1,924,349)
Pro Forma	$(1,026,581)	$(2,539,486)

Net loss per share:
As reported	$ (0.02)	$ (0.07)
Pro Forma	$ (0.03)	$ (0.09)

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

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

March 31, 2008 and 2007

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 13 - DILUTIVE INSTRUMENTS (continued)

The Company has granted the following options and warrants as of March 31, 2007:

Person	Date of Grant	Issue Number	Issue Price	Amount Exercised	Amount Expired/ Cancelled	Amount Outstanding	Fair Value	Risk-Free Interest Rate	Expected Life	Expected Volatility
55 Employee	09/20/06	75,000	$0.48	-	-	75,000	$0.48	4.69%	4	206.88%
56)Board Members	09/29/08	24,999	$0.45	-	-	24,999	4.59	10	226.79%
57) Investor	11/15/2006	100,000	$0.60	-	-	100,000	$0.60	4.78%	2	204.80%
58) Investor	11/15/2006	10,000	$0.60	-	-	10,000	$0.60	4.78%	2	204.80%
59) Board Members	12/29/2006	35,716	$0.42	-	-	35,716	$0.42	4.60%	10	221.92%
60) Employee	02/06/2007	30,000	$0.49	-	-	30,000	$0.49	4.76%	4	201.61%
61) Board Members	03/31/2007	18,948	$0.95	-	-	18,948	$0.95	4.63%	10	204.80%
62) Employee	04/03/08	25,000	$1.28	-	-	25,000	$1.28	4.58%	4	205.14%
63) Employees	04/16/07	200,000	$2.37	-	-	200,000	$2.37	4.6%	4	221.94%
64) Board Members	06/29/07	11,364	$1.32	11,364	$1.32	5.09	10	222.27%
65) Employees	08/03/07	100,000	$0.92	100,000	$0.92	4.6%	4	202.77
66) Board Members	09/28/07	17,856	$0.84	17,856	$0.84	4.61	10	218.22
67) Employees	12/28/07	100,000	$1.70	100,000	$1.70	3.23	4	200.23
68) Employees	01/10/08	50,000	$1.18	50,000	$1.18	2.71	4	187.01
69) Employees	02/28/08	80,000	$1.17	80,000	$1.17	2.29	4	186.75
20,389,370	(6,493,299)	(7,309,284)	6,586,787
Amount Exercisable	5,413,287

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 13 - DILUTIVE INSTRUMENTS (continued)

On March 31, 2007, the Company issued options to purchase 4,737 shares of common stock to each of its four Board Members, for a total issuance of 18,948 shares at an exercise price of $0.95 per share. These options were issued as compensation for Board services for the quarter ending March 31, 2007.

On April 3, 2007, the Company issued options to purchase 25,000 shares of common stock to an employee at an exercise price of $1.28 per share.  These options were issued as additional compensation to the employee.

On April 16 2007, the Company issued options to purchase 200,000 shares of common stock to an employee at an exercise price of $2.37 per share.  These options were issued as additional compensation to the employee.

On June 29, 2007, the Company issued options to purchase 2,841 shares of common stock to each of its four Board Members, for a total issuance of 11,364 shares at an exercise price of $1.32 per share. These options were issued as compensation for Board services for the quarter ending June 30, 2007.

On August 31, 2007, the Company issued options to purchase 100,000 shares of common stock to employees at an exercise price of $0.92 per share.  These options were issued as additional compensation to the employees.

On August 31, 2007, the Company issued options to purchase 100,000 shares of common stock to employees at an exercise price of $0.92 per share.  These options were issued as additional compensation to the employees.

On September 28, 2007, the Company issued options to purchase 4,464 shares of common stock to each of its four Board Members, for a total issuance of 17,856 shares at an exercise price of $0.84 per share. These options were issued as compensation for Board services for the quarter ending September 30, 2007.

On December 28, 2007 the Company issued options to purchase 50,000 shares of common stock to an employee at an exercise price of $1.70 per share.  These options were issued as additional compensation to the employee.

On December 28, 2007 the Company issued options to purchase 50,000 shares of common stock to an employee/Officer at an exercise price of $1.70 per share.  These options were issued as additional compensation to the employee.

On January 10, 2008, the Company issued options to purchase 50,000 shares of common stock to employees at an exercise price of $1.18 per share.  These options were issued as additional compensation to the employees.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 14 - RELATED PARTY TRANSACTIONS

During the last two fiscal years ended March 31, 2008, and 2007, we have granted certain stock options to members of our management.

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

During the month of June 2007, we issued options to purchase 2,841 shares of our common stock to each of our four Board Members for a total issuance of 11,364 shares at an exercise price of $1.32 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2007.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

NOTE 14 - RELATED PARTY TRANSACTIONS (continued)

        During the month of September 2007, we issued options to purchase 4,464 shares of our common stock to each of our four Board Members for a total issuance of 17,856 shares at an exercise price of $0.84 per share. The options were issued as compensation for During the month of September 2007, we issued options to purchase 4,464 shares of our common stock to each of our four Board Members for a total issuance of 17,856 shares at an exercise price of $0.84 per share.  The options were issued as compensation for Board services for the quarter ending September 30, 2007.

NOTE 15 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable for the fiscal year ended March 31, 2008 was $703,030 net of bad debt allowance of $6,617.  The bad debt allowance is based on a historical percentage of 0.50 calculated below:

Accounts receivable * % of sales = bad debt allowance

                                                           $713,647 * 0.5073% = $6,617

	Gross	Total	% of
	Sales	Refunds/Cancellations	Total Sales
FY 2005	$ 1,325,302.17	$ 17,266.30	1.303%
FY 2006	2,296,165.98	615.78	0.027%
FY 2007	1,461,093.00	2,808.10	0.192%

		3 year average	0.5073%

NOTE 16 - GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a strong cash position as well as other material assets. This position was enhanced through the conversion of debt. The established source of revenues is not sufficient to cover its operating cost. Although the Company has positive working capital, it has accumulated significant losses and a deficit in stockholder’s equity. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position, that caused the Company to express doubt about the Company’s ability to continue as a going concern are as follows:

        During the fiscal year ended March 2008, the Company continued discussion with several target companies for possible merger and acquisition activities. The Company continued to strengthen its strategic alliances with K’NEX, Science Demo, Fischer Technique, MR Block, Integrating Technology, Minds I, Follette, Whole School, Trudy Corporation and Eduwise for further product development and enhancement. The Company has also introduced the PCS Digital Media Labs, which saw strong sales of approximately $327,600. The Company has recently engaged outside consultants in an effort to strengthen our market positioning and product development focus. To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market.  Further, the Company is still pursuing merger and acquisition candidates and looking at various strategies to realign products and develop new market channels.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

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

None, Not applicable

Proxy Statement Requests.

            None, not applicable

 Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8(A)T. Controls and Procedures.

None.

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

Management Annual Report on Internal Controls Over Financial Reporting  (continued)

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

Changes in Internal Controls Over Financial Reporting

None, not applicable

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, address, age and position of each officer and director of the Company:

Name	Age	Position
Anthony A. Maher	60	Chairman of the Board, President, and Chief Executive Officer
Robert O. Grover	45	Executive Vice President, Chief Technology Officer
Donald J. Farley	60	Secretary
Cecil D. Andrus	76	Director
Michael K. McMurray	62	Director
Dehryl A. Dennis	67	Director

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

Michael K. McMurray.  Mr. McMurray returned to the PCS Board in 2004 after having served on the Board from 1989 through 1994.  He retired as a financial executive from Boise Cascade Corporation in 2001.  Since retiring, Mike has served on a number of company and not-for-profit boards.  Mike is currently on the PCS Edventures Inc. Board and Advisory Boards for start-up companies Tenxsys Inc. and Paksense Inc.  Mike has worked as a consultant primarily engaged in financing growth for a broad range of companies including the Titcomb Family Trust and SITOA Corporation. Community boards include past Board Chairman of Idaho Housing and Finance Association and Board Chairman of the Idaho Housing Company.  He is a past board member of Farmers and Merchants Bank, the Downtown Boise Association, Hillcrest Country Club and the Boise Family YMCA. He is currently serving on the board of Regence Blue Shield of Idaho and the Idaho Community Foundation Finance Committee.  Mike is a graduate of the University of Idaho with a finance degree and the Harvard Business School Executive MBA program.

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

Item 10. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2006-2008

The following table provides information relative to compensation paid to our executive officers for the fiscal years ended March 31, 2006 through March 31, 2008.  During the fiscal year ended March 31, 2008, Mr. Grover salary comprised 9.9% of the total compensation paid to all employees, while Mr. Maher’s salary comprised 11.8% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony A. Maher President, Director	03/31/08	120,000	0	0	0	0	0	*	120,000
	03/31/07	120,000	0	0	0	0	0	*	120,000
	03/31/06	120,000	0	0	0	0	0	*	120,000
Robert O. Grover, VP, Chief Tech. Officer	03/31/08	100,000	10,000	0	0	0	0	*	110,000
	03/31/07	100,000	0	0	0	0	0	*	100,000
	03/31/06	100,000	0	0	0	0	0	*	100,000

*Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2008

The following table outlines the equity-based awards granted to our executive officers for the fiscal year ended March 31, 2008.  The Company does not currently provide for any incentive plan awards.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Thres-hold ($)	Target ($)	Max-imum ($)	Thres- hold (#)	Target (#)	Max-imum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Anthony A Maher, CEO, President, Chairman	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robert O Grover, Exec VP, Chief Technology Officer	10/31/07	N/A	N/A	N/A	N/A	N/A	N/A	12,048	N/A	$0.83

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony Maher	53,180	0	N/A	$0.30	12/31/2011	0	0	N/A	N/A
	20,270	0	N/A	$0.19	04/01/2016	0	0	N/A	N/A
Robert Grover	150,000	100,000	N/A	$0.31	06/14/2009	0	0	N/A	N/A
	60,000	40,000	N/A	$0.10	11/15/2009	0	0	N/A	N/A
	0	250,000	N/A	$0.54	05/12/2010	0	0	N/A	N/A
	30,000	77,467	N/A	$0.50	05/26/2010	0	0	N/A	N/A
	100,000	53,533	N/A	$0.15	07/29/2009	0	0	N/A	N/A
	150,000	0	N/A	$0.31	06/16/2009	0	0	N/A	N/A

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2008

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Anthony Maher	418,628	$119,676	N/A	N/A
Robert Grover	N/A		N/A	N/A

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging accounting firm(s), which is currently HJ & Associates, LLC, for the annual audit. The audit committee currently consists of Board members, Michael K. McMurray and Cecil D. Andrus. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement the formal policy regarding the scope, responsibilities and length of service for the audit committee adopted fiscal year 2005. The audit committee held no formal meetings during fiscal year 2008.  However, the audit committee did discuss auditing issues via telephone conference and during regularly scheduled board meetings, after which time the conversations were incorporated into the Company’s minutes.

Compensation of Directors.

Each fiscal year, the Board of Directors sets the dollar amount for the compensation of outside directors for their services. For the FY 2008, PCS has accrued approximately $30,000 of director fees.  Said compensation shall be converted into the form of freely tradable PCS common stock at its then bid price, or in the form of stock options to purchase PCS common stock at its then current bid price. For fiscal years 2006 and 2005, the Board of Directors set the amounts for each of said fiscal years. It is the current practice of the Company to issue this compensation in the form of options that vest immediately upon execution of each agreement. The current CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board and his own request.

The following table shows awards and payments to members of our board as compensation in accordance with the board approved director compensation.  The table excludes our Chairman, who is also an executive officer.  The Chairman’s compensation is fully reflected in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cecil Andrus	0	0	7,305	0	0	0	7,305
Dehryl Dennis	0	0	7,305	0	0	0	7,305
Donald Farley	0	0	7,305	0	0	0	7,305
Michael McMurray	0	0	7,305	0	0	0	7,305

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

Currently, the Company is paying the officers the following annual salaries: Anthony A. Maher - $120,000; Robert O. Grover - $100,000;. The Company also makes available medical and dental insurance coverage for its officers and other U.S. employees.

Stock Option Plans and Other Incentive Compensation Plans.

None, not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of management.

CERTAIN BENEFICIAL OWNERS

The following table outlines information provided to the Company as of June 13, 2008 regarding beneficial ownership of PCS Common Stock by the Company’s directors, executive management, and any beneficial owners.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options (3)	Total	Percentage Owned (2)
Anthony A. Maher, CEO (4) 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	2,242,468	47,411	2,289,879	5.87%
Cecil D. Andrus, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	683,768	461,040	1,144,808	2.93%
Dehryl A. Dennis, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	2,000	20,971	22,971	>1%
Donald J. Farley, Secretary 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	771,829	580,313	1,352,142	3.47%
Michael K. McMurray, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	249,218	74,466	323,684	>1%
Robert O. Grover, VP 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	108,838	861,000	969,838	2.49%
All officers and directors as a group (eight persons)	4,058,121	2,045,201	6,103,322	10.9%

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

(2)

Based upon 36,976,446 shares outstanding as of the first date listed in this section.

(3)

This is the amount exercisable by the directors and executive officers as of June 20, 2008.

(4)

Includes (i) 2,167,968 shares owned of record by Mr. Maher; (ii) 9,500 shares which are beneficially owned by Sullivan Maher, LLC, for which Mr. Maher acts as a manager (iii) 35,000 shares owned by the Nick Maher Foundation, of which Mr. Maher is a trustee; (iv) 30,000 shares owned by the Maher Family Partnership LLP; and (vi) 47,411 shares which may be issued upon the exercise of currently exercisable stock options.

Changes in control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Transactions with related persons.

During the last two fiscal years ended March 31, 2008, and 2007, we have granted certain stock options to members of our management.

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

During the month of June 2007, we issued options to purchase 2,841 shares of our common stock to each of our four Board Members for a total issuance of 11,364 shares at an exercise price of $1.32 per share. The options were issued as compensation for Board services for the quarter ending June 30, 2007.

            During the month of September 2007, we issued options to purchase 4,464 shares of our common stock to each of our four Board Members for a total issuance of 17,856 shares at an exercise price of $0.84 per share. The options were issued as compensation for Board services for the quarter ending September 30, 2007

Parents.

None, not applicable.

Promoters and Control Persons.

None, not applicable.

Director Independence.

All members of the various committees of the Company are independent.  Transactions, relationships, and arrangements of each director are disclosed elsewhere within this Form 10-KSB.  No other items need be disclosed under this heading.

Item 13. Exhibits.

 Exhibits*

(i)

Where Incorporated in this Report

Registration Statement on SB-2/A filed May 2, 2001, as amended.	Parts I, II, III
Registration Statement on SB-2/A filed March 13, 2006, as amended	Parts I, II, III
8K filed December 9, 2005 re: LabMentors	Parts I, II, III
8K/A filed February 15, 2006 re: LabMentors	Parts I, II, III
8K filed August 22, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 29, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed October 12, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 31, 2006 re: Education Enterprise Solutions	Part II
8K /A filed May 17, 2007 re: Material Definitive Agreement with Global Techniques	Part II
8K filed October 15, 2007 re: Material Definitive Agreement with Global Techniques	Part II
8K filed January 7,2008 re: Termination of Material Definitive Agreement with Global Techniques	Part II

These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

(ii)

Exhibit Number

Description

21	Subsidiaries of the Company
31.1	302 Certification of Anthony A. Maher
32	906 Certification

Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Audit Fees

The total fees paid to HJ &Associates, LLC for professional services performed in connection with the audit of our financial statements for the fiscal year ended March 31, 2008 for review of our financial statements in connection with our Quarterly Reports on Form 10-KSB, were approximately $62,000.  In comparison, the Company paid $45,500 fees during fiscal year ended March 31, 2007, which included review of our financial statements for our Quarterly Reports and other reviews related to regulatory filings required by the SEC.  The total fees paid to HJ & Associates were approximately $62,000 and $45,500 for fiscal years 2008 and 2007, respectively.

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

PCS EDVENTURES!.COM, INC.

Dated:	By:	/s/Anthony A. Maher
06/30/08		Anthony A. Maher
CEO, President and Chairman of the Board of Directors

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated	By:	/s/Donald J. Farley
06/30/08		Donald J. Farley
Secretary and Director

Dated	By:	/s/Cecil D. Andrus
06/30/08		Cecil D. Andrus
Director

Dated	By:	/s/Dehryl A. Dennis
06/30/08		Dehryl A. Dennis
Director

Date	By:	/s/Michael K. McMurray
06/30/08		Michael K. McMurray
Director