Form 10-Q
period 2008-06-30
PCS EDVENTURES COM INC
filed 2008-08-14
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49990

PCS EDVENTURES!.COM, INC.

(Exact name of Registrant as specified in its charter)

Idaho	82-0475383
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

345 Bobwhite Court, Suite 200

Boise, Idaho 83706

(Address of Principal Executive Offices)

(208) 343-3110

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

July 10, 2008

37,606,487 Shares of Common Stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	ASSETS
	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 1,899,982	$ 1,082,622
Accounts receivable, (less allowance of $4,288 and $6,617, respectively)	433,840	707,030
Prepaid expense	15,124	15,534
Deferred costs	87,774	52,502
Finished goods inventory (Net)	268,902	257,210
Other receivable	-	13,829
Total Current Assets	2,705,622	2,128,727

FIXED ASSETS (Net) (Note 4)	18,926	33,517
EDUCATIONAL SOFTWARE (Net) (Note 5)	102,166	67,163
INTELLECTUAL PROPERTY (Net )(Note 6)	93,750	112,500
GOODWILL (Note 7)	485,238	485,238

OTHER ASSETS
Deposits	7,371	7,371
Employee advances	38	-
Total Other Assets	7,409	7,371
TOTAL ASSETS	$ 3,413,111	$ 2,834,516

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	Liabilities & Stockholders’ Equity
	June 30,	March 31,
	2008	2008
CURRENT LIABILITIES	(Unaudited)	(Audited)
Accounts payable and other current liabilities	$ 135,313	$ 198,705
Accrued compensation	105,506	78,820
Payroll liabilities payable	9,678	10,269
Accrued expenses (Note 8)	91,084	48,485
Deferred revenue	733,883	288,703
Notes Payable (NET) (Note 9)	21,850	26,438
Total Current Liabilities	1,097,314	651,420
Total Liabilities	1,097,314	651,420

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (Note 11)
Common stock, no par value, 60,000,000	31,167,995	30,698,000
authorized shares, 37,536,487 and 36,976,446 shares issued
and outstanding, respectively
Accumulated comprehensive loss	1,110	(259)
Accumulated deficit	(28,853,308)	(28,514,645)
Total Stockholders’ Equity	2,315,797	2,183,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,413,111	$ 2,834,516

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Three Months Ended
	June 30,
	2008 (unaudited)	2007 (unaudited)
REVENUES
Lab revenue	$ 887,745	$ 627,212
License revenue	53,035	27,658
Total Revenues	940,780	654,870

COST OF GOODS SOLD	554,657	332,374

GROSS PROFIT	386,123	322,496

OPERATING EXPENSES
Salaries and wages	286,366	214,876
Depreciation and amortization expense (Note 12)	37,752	41,510
Option/warrant expense	97,195	158,971
General and administrative expenses	303,658	210,099
Total Operating Expenses	724,971	625,456

OPERATING LOSS	(338,848)	(302,960)

OTHER INCOME AND EXPENSES
Interest expense	-	(3,783)
Interest income	4,878	2,235
Other income	315	-
Other expense	(5,008)	-
Loss on extinguishment of debt (Net)	-	(4,545)
Total Other Income and Expenses	185	(6,093)

NET LOSS	(338,663)	(309,053)
Foreign currency translation	(1,369)	8,454
NET COMPREHENSIVE LOSS	$ (340,032)	$ (300,599)

Basic Loss per Share	($0.01)	($0.01)
Weighted Average Number of Shares Outstanding	32,657,473	30,948,403

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Three Months Ended
	June 30,
	2008 (unaudited)	2007 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (338,663)	$ (309,053)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	37,365	31,559
Stock and options issued for compensation	48	138,629
Capitalized Costs for Warrants	97,147	-
Stock and options issued for board compensation	-	14,995
Amortization of debt discount	-	20,342
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	273,190	(117,193)
Decrease in inventories	(11,692)	24,885
(Increase) decrease in deferred costs	-	(11,502)
(Decrease) in accounts payable and accrued liabilities	5,302	(800)
(Decrease) increase in interest payable	-	(9,933)
Increase (decrease) in unearned revenue	445,180	74,032
Increase in other assets	(21,071)	75,647
Net Cash Provided (Used) by Operating Activities	486,806	(68,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized Software Development Expense	(39,027)	-
Net Cash Provided (Used) by Investing Activities	(39,027)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(4,588)	(219,742)
Proceeds from exercise of warrants	372,800	600,000
Proceeds from common stock and exercise of options	-	76,789
Net Cash Provided (Used) by Financing Activities	368,212	457,047

Foreign currency translation	1,369	8,454
Net Increase (Decrease) in Cash	817,360	397,109
Cash at Beginning of Year	1,082,622	47,764
Cash at End of Year	$ 1,899,982	$ 444,873

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (continued)

For the Three Months Ended
June 30,
	2008 (unaudited)	2007 (unaudited)
NON-CASH INVESTING & FINANCING ACTIVITIES:
None

CASH PAID FOR:
Interest	$ -	$ 3,783
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho Corporation, PCS Schools, Inc., and its wholly-owned subsidiary, PCS LabMentors, LTD., a Canadian company, (collectively, “the Company”).

On August 3, 1994, PCS Edventures!.com, Inc., was incorporated under the laws of Idaho to engage in web-based and site-licensable educational products.

In October 1994, an agreement was authorized allowing the Company to exchange, on a one-for-one basis, common stock for stock of PCS Schools, Inc. As a result of this Agreement, PCS Schools, Inc. became a wholly-owned subsidiary of the Company.  In the late 1990’s, the Company divested the stand-alone learning labs to focus more on a hands-on module coupled with web-based technology for use in the classroom.

On March 27, 2000, the Company changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, the Company entered into an agreement with 511092 N.B. LTD. dba LabMentors to exchange PCS stock for stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the Securities and Exchange Commission (“the SEC”) SEC on December 9, 2005, and amended on February 15, 2006.  As a result of the Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, LTD. It remained a Canadian corporation.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC.  The condensed consolidated financial statements include the results of PCS Edventures!.com, Inc. and its subsidiaries.  The subsidiaries include PCS School, Inc. and PCS LabMentors, LTD., which the Company acquired in October 1994 and November 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements and presented on an unaudited basis.  Although management believes the disclosures and information presented are adequate not to make the information misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its March 31, 2008, Annual Report on Form 10-KSB, which is on file with the SEC.

The operating results for the three-month period ended June 30, 2008, and June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a strong cash position as well as other material assets. This position was enhanced through the conversion of debt. The established source of revenues is not sufficient to cover its operating cost. Although the Company has positive working capital, it has accumulated significant losses and a deficit in stockholders’ equity. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position, that caused the Company to express doubt about the Company’s ability to continue as a going concern are as follows:

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(unaudited)

NOTE 3 - GOING CONCERN (Continued)

        During the fiscal year ended March 2008, the Company continued discussion with several target companies for possible merger and acquisition activities. The Company continued to strengthen its strategic alliances with K’NEX,

Science Demo, fischertechnik, MR Block, Integrating Technology, Minds-i, Follette, Whole School, Trudy Corporation and Eduwise for further product development and enhancement. The Company has also introduced the PCS Digital Media Labs, which saw strong sales of approximately $327,600 in FY 2008. The Company has recently engaged outside consultants in an effort to strengthen its market positioning and product development focus. To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market.  Further, the Company is still pursuing merger and acquisition candidates and looking at various strategies to realign products and develop new market channels.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FIXED ASSETS

Assets and depreciation for the period are as follows:

June 30, 2008
Computer/office equipment	$ 14,340
Server equipment	117,346
Accumulated depreciation	(112,760)
Total Fixed Assets	$ 18,926

NOTE 5 - EDUCATIONAL SOFTWARE

The Company’s inventory consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 36 to 48 months.

NOTE 6 - INTELLECTUAL PROPERTY

The Company’s intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company’s educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months.

NOTE 7 - GOODWILL

The entire goodwill balance of $485,238 at June 30, 2008, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(unaudited)

NOTE 7 - GOODWILL (Continued)

the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, additional cost optimization, and greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

We undertook an impairment review at the end of the fiscal year ended March 31, 2008.  After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that no impairment was created. The basis for this determination included the growth of existing clients since the end of the fiscal year, conversations with potential customers for the upcoming year, the proven record since a bank account was established for the company to sustain operations for the foreseeable future, as well as the added economies of scale the subsidiary has added to the Company as a whole, including several technical performance enhancements supplied by LabMentors to supplement the core capabilities of PCS, such as creation of added internet service bandwidth and associated signal routing capabilities not known to the technical people at PCS; locating and managing a demonstration server on their system for a wide variety of PCS products; and assisting technical people from PCS and E2S in the creation and management of a server to host the PCS STEPS® product. In conclusion, the Company felt and still feels that LabMentors brought more than a cutting edge product to PCS, but the acquisition also brought vertical integration and technology not previously known by PCS.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are made up of credit card debt of $44,554, stock payable of $47,207, and a refund of Canadian sales tax at June 30, 2008, for a total of $91,084.

NOTE 9 - NOTES PAYABLE

Notes payable are made up of the following at June 30, 2008:

Notes payable to a Canadian governmental agency bearing no interest, with payments due the 1st of each month, unsecured	$ 21,850
Total Notes Payable	$ 21,850

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES ( Continued)

a. Operating Lease Obligation (continued)

Rent expense for the corporate offices was $27,603 and $22,025 for the quarters ended June 30, 2008 and 2007, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,900 square feet. Rent obligations are approximately $1,440/month through February 2009 and $1,575/month through February 28, 2010. Rent expense was $4,926 and $4,312 for the quarters ended June 30, 2008 and 2007, respectively.

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is approximately $1,143. The Company intends to continue to lease this space on a month-to-month basis through July 30, 2008. Effective August 1, 2008 , the subsidiary plans to relocate.  Monthly rent will be approximately $600.  Rent expense was approximately $3,150 and $3,400 for the quarters ended June 30, 2008 and 2007, respectively.

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

NOTE 11 - STOCKHOLDERS’ EQUITY

The Stockholders’ Equity Section increased during the quarter due to the following transactions:

During the quarter ended June 30, 2008, the Company issued 460,000 shares of common stock to Burlingame Equity Investors, LP for the exercise of Warrant A at a per share price of $0.68.

During the quarter ended June 30, 2008, the Company issued 41 shares of common stock to a consultant for services rendered valued at $48.

During the quarter ended June 30, 2008, the Company issued 100,000 shares of common stock for the conversion of Warrants at a per share price of $0.60.

During the quarter ended June 30, 2008, the Company expensed amounts related to stock options previously issued in accordance with FAS 123(R) valued at $97,147.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(unaudited)

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

The Company accounts for stock-based employee compensation in accordance with SFAS 123(R) (revised 2004) “Share-Based Payment.”   SFAS No. 123(R) requires employee stock-based compensation to be measured based on the fair value as of the grant-date of the awards and the cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.  Historically, the company used the intrinsic method of valuation as specified in APB No. 25, , “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, no compensation cost had been recognized for stock options in prior years.  This pronouncement eliminates the alternative use of Accounting Principles Board (APB) No. 25, wherein the intrinsic value method of accounting for awards is used.  As a result of adopting the fair value method for stock compensation, all future awards and current awards vesting in future periods will be expensed over the stock options' vesting period as defined in its contract award.  The Company adopted this provision during the fiscal year ended March 31, 2007.

A summary of the status of the Company's outstanding stock options and warrants as of June 30, 2008 is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of year	6,586,787	$ 0.78
Granted	-	-
Expired/Cancelled	-	-
Exercised	560,000	3.29
Outstanding, end of year	6,026,787	$ 0.79

Exercisable	4,838,733	$ 0.80

NOTE 12 – DEPRECIATION AND AMORTIZATION EXPENSE

During the period ended June 30, 2008, the Company had depreciation expense of $37,752.  This amount was related to depreciation of fixed assets for the quarter.

NOTE 13 - SUBSEQUENT EVENTS

None.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets,” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in legislation or regulatory requirements, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

PCS intends to continue to operate in the same manner as prior years, including continuing to look for viable acquisition candidates to further enhance the product lines and enhance marketing efforts to more effectively penetrate the world market.  PCS LabMentors will continue to expand into the collegiate market, as well as undertake new projects with existing customers for an increased revenue base. Fiscal year 2008 ended with a strong cash in hand position of $1,082,622.  PCS as a whole intends to continue to fund operations based on lab sales to existing and new customers to provide cash for operations throughout the coming fiscal year. There are not expected to be any significant changes in the number of employees.

Results of Operations

The quarter ended June 30, 2008, resulted in a net loss of ($338,663) as compared to the net loss during the quarter ended June 30, 2007 of ($309,053).  The Company has increased its losses from the prior fiscal year same three-month period by $29,610 or approximately 9.6%, due to the increase in the cost of sales.  The Basic Income (Loss) per Share for the quarter ended June 30, 2008, is ($0.01), which is comparable to the value per share from the quarter ended June 30, 2007, of ($0.01) per share.

The Earnings Before Interest, Taxes, and Depreciation (EBITDA) for the three-month period ended June 30, 2008, was a loss of approximately ($305,789), as compared to the EBITDA (Losses) for the three-month period ended June 30, 2007, of approximately ($265,995). (Note: the June 30, 2007 original EBITDA calculation of ($107,024) included an adjustment for the non-cash warrant/option expense recognized, as required by FAS123R in the amount of ($158,971). In order to report EBITDA as it is generally defined, the FAS123R amount of ($158,971) was removed from the 2007 calculation, which adjusted the EBITDA for the three-month period ending June 30, 2007, from ($107,024) as originally reported to ($265,995).

Liquidity

As of the quarter ending June 30, 2008, we had $1,899,982 in Cash, with total current assets of $2,705,622 and total current liabilities of $1,097,314. We have an accumulated deficit of ($28,853,308) and stockholders’ equity of $2,315,797.

The Company has a current ratio of 2.47. The current ratio at June 30, 2007, was 1.95. The ratio indicates that we are have effectively managed debt and have available resources to help continue company growth through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $1,608,307 at June 30, 2008. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable. The working capital for the quarter ended June 30, 2007 was $450,826. This increase was due primarily to the increase in sales during the first quarter ended June 30, 2008, and the conversion of debt during the fiscal year 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, the chief executive officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes from risk factors as previously disclosed.

.

Item 2. Recent Sale of Unregistered Securities:

During the last fiscal quarter, we sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended

(the “Securities Act”). No underwriting fee or other compensation was paid in connection with the issuance of shares.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Consultant	41	$ 48	-	-
Conversion of Warrants (2)	560,000	$ 372,800	-	-

We issued these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), pursuant to Sections 4(2) and 4(6)thereof, and Rule 506 of Regulation D of the SEC and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the SEC.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the shareholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Anthony A. Maher President, CEO, and Director.

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Anthony A. Maher President, CEO, and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PCS EDVENTURES!.COM, INC.

Dated:	August 14, 2008	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO, President and Chairman of the Board of Directors

SIGNATURES (Continued)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated	August 14, 2008	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated	August 14, 2008	By:	/s/Cecil D. Andrus
Cecil D. Andrus
Director

Dated	August 14, 2008	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Date	August 14, 2008	By:	/s/Michael K. McMurray
Michael K. McMurray
Director