Form 10-Q
period 2008-09-30
PCS EDVENTURES COM INC
filed 2008-11-14
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 2934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 14, 2008

37,606,053 Shares of Common Stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

	INDEX

PART I	- FINANCIAL INFORMATION

		Page
Consolidated Balance Sheets (Unaudited)…………………………………………………………………………….		4

Consolidated Statements of Operations (Unaudited)…………………………………………………………………		5

Consolidated Statements of Cash Flows (Undaudited)……………………………………………………………….		6-7

Consolidated Statement of Stockholders' Equity (Unaudited)……………………………………………………..		8

Notes to Consolidated Financial Statements (Unaudited)………………………………………………………….		9-12

Management's Discussion and Analysis of Financial Conditions and Results of Operations…………………		13

Controls and Procedures………………………………………………………………………………………………		14

PART II	- OTHER INFORMATION…………………………………………………………………….	15

SIGNATURES………………………………………………………………………………………………………...		16

EXHIBIT INDEX………………………………………………………………………………………………….….		18-19

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	September 30, 2008	March 31, 2008
	(unaudited)
CURRENT ASSETS
Cash	$1,507,414	$1,082,622
Accounts receivable, net of allowance for doubtful accounts of $9,026 and $6,617, respectively	191,201	707,030
Prepaid expenses	27,942	15,534
Deferred costs	95,311	52,502
Finished goods inventory	250,618	257,210
Other receivable	-	13,829
Total Current Assets	2,072,486	2,128,727

FIXED ASSETS, net of accumulated depreciation of $135,764 and $109,502, respectively	93,928	33,517
EDUCATIONAL SOFTWARE, net of accumulated amortization of $192,098 and $180,459, respectively	122,267	67,163
INTELLECTUAL PROPERTY, net of accumulated amortization of $428,885 and $391,386, respectively	75,000	112,500
GOODWILL	485,238	485,238

OTHER ASSETS
Deposits	7,371	7,371
Total Other Assets	7,371	7,371
TOTAL ASSETS	$2,856,290	$2,834,516

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$136,768	$198,705
Accrued compensation	11,241	78,820
Payroll liabilities payable	8,873	10,269
Accrued expenses	75,576	48,485
Deferred revenue	177,237	288,703
Notes payable	17,931	26,438
Total Current Liabilities	427,626	651,420
Total Liabilities	427,626	651,420

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	31,354,031	30,698,000
authorized shares, 37,571,487 and 36,976,446 shares issued and outstanding, respectively
Stock Payable	30,145	-
Accumulated comprehensive gain (loss)	15,940	(259)
Accumulated deficit	(28,971,452)	(28,514,645)
Total Stockholders' Equity	2,428,664	2,183,096
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,856,290	$ 2,834,516

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Lab revenue	$1,005,868	$616,356	$1,893,613	$1,243,568
License revenue	51,179	35,772	104,214	63,430
Total Revenues	1,057,047	652,128	1,997,827	1,306,998

COST OF SALES	377,557	281,108	932,214	613,482

GROSS PROFIT	679,490	371,020	1,065,613	693,516

OPERATING EXPENSES
Salaries and wages	256,937	225,542	543,303	440,418
Bad debt expense	24,928	10,915	24,928	10,915
Depreciation and amortization expense	37,648	45,648	75,400	87,158
Option/warrant expense	167,488	99,355	264,683	258,326
General and administrative expenses	321,071	260,540	624,729	470,639
Total Operating Expenses	808,072	642,000	1,533,043	1,267,456

OPERATING LOSS	(128,582)	(270,980)	(467,430)	(573,940)

OTHER INCOME AND EXPENSES
Interest income	5,430	4,186	10,308	6,421
Interest expense	-	(32)	-	(3,815)
Other income	-	-	315	-
Other expense	5,008	(7,756)	-	(7,756)
Gain on extinguishment of debt	-	13,962	-	9,417
Total Other Income and Expenses	10,438	10,360	10,623	4,267

NET LOSS	(118,144)	(260,620)	(456,807)	(569,673)
Foreign currency translation	(14,830)	(5,490)	(16,199)	2,964
NET COMPREHENSIVE LOSS	($132,974)	($266,110)	($473,006)	($566,709)

Basic and Diluted Loss per Share	($0.00)	($0.01)	($0.01)	($0.02)
Weighted Average Number of Shares Outstanding	37,404,875	28,124,311	37,565,780	31,433,385

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($456,807)	($566,709)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	75,400	70,545
Common stock issued for services	24,193	5,666
Amortization of fair value of stock options issued and vesting	264,683	265,901
Amortization of costs related to re-pricing of warrants	-	20,342
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	515,828	(153,222)
(Increase) decrease in other receivables	13,829	-
(Increase) decrease in inventories	(61,823)	3,456
Increase in deferred costs	(42,809)	(1,138)
Decrease in accounts payable and accrued liabilities	(103,821)	(68,445)
Increase (decrease) in unearned revenue	(111,465)	48,705
(Increase) decrease in other assets	(12,408)	123,341
Net Cash Provided (Used) by Operating Activities	104,800	(251,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Outflow from Software Purchase	(85,000)	-
Net Cash Provided (Used) by Investing Activities	(85,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(8,507)	(221,688)
Proceeds from exercise of warrants and stock options	397,300	1,014,801
Net Cash Provided by Financing Activities	388,793	793,113

Foreign currency translation	16,199	10,980
Net Increase in Cash	424,792	552,535
Cash at Beginning of Year	1,082,622	47,764
Cash at End of Year	$1,507,414	$600,299

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended
	September 30,
	2008	2007
CASH PAID FOR:
Interest	$-	$ 3,815
Income taxes	-	-

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Other	Total
	Common Stock		Stock	Accumulated	Comprehensive	Stockholders'
	(shares/amount)		Payable	Deficit	Income	Equity

Balance at April 1, 2008	36,976,446	$30,698,000	$ -	$ (28,514,645)	$(259)	$2,183,096

Stock for Exercise of Warrants	560,000	372,800	6,000	-	-	378,800

Stock for Exercise of Options	35,000	18,500	-	-	-	18,500

Stock for Services	41	48	24,145	-	-	24,193

Option Warrant/Expense	-	264,683	-	-	-	264,683

Foreign Currency Translation	-	-	-	-	16,199	16,199

Net Loss for the six months ended September 30, 2008	-	-	-	(456,807)	-	(456,807)

Balance at September 30, 2008	37,571,487	$31,354,031	$30,145	$(28,971,452)	$15,940	$2,428,664

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2008

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On March 27, 2000, the Company changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, the Company entered into an agreement with 511092 N.B. LTD. dba LabMentors to exchange PCS stock for stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the Securities and Exchange Commission (“SEC”) on December 9, 2005, and amended on February 15, 2006.  As a result of the Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, LTD. It remained a Canadian corporation.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The September 30, 2008, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-KSB for PCS Edventures!.com (“PCS” or the “Company”) for the year ended March 31, 2008. The March 31, 2008, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the six-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a strong cash position as well as other material assets. This position was enhanced through the conversion of debt. The established source of revenues is not sufficient to cover its operating cost. Although the Company has positive working capital, it has accumulated significant losses. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position are as follows:

During the fiscal quarter ended September 30, 2008, the Company continued discussion with several target companies for possible merger and acquisition activities. The Company continued to strengthen its strategic alliances with K’NEX, Science Demo, fischertechnik, MR Block, Integrating Technology, Minds-i, Follette, Whole School, Trudy Corporation and Eduwise for further product development and enhancement. The Company has also introduced the PCS Digital Media Labs, which saw strong sales of approximately $327,600 in fiscal year ended March 31, 2008. The Company is continuing its efforts to strengthen its market positioning and product development focus. To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market.  Further, the Company is still pursuing merger and acquisition candidates and looking at various strategies to realign products and develop new market channels.

NOTE 3 - GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	September 30, 2008	March 31, 2008
Computer/office equipment	$ 21,625	$21,116
Server equipment	123,067	115,962
Software	85,000	-
Accumulated depreciation	(135,764)	(103,561)
Total Fixed Assets	$93,928	$33,517

NOTE 5 - EDUCATIONAL SOFTWARE

The Company’s inventory consists of internally developed educational computer programs and exercises to be accessed on the Internet. In accordance with Statement of Financial Accounting Standards (FAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 36 to 48 months.

NOTE 6 - INTELLECTUAL PROPERTY

The Company’s intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with FAS 86 as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company’s educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the delivery and access platform, which has been determined to be 36 to 60 months.

NOTE 7 - GOODWILL

The goodwill balance of $485,238 at September 30, 2008, is related to the Company’s acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, additional cost optimization, and greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets, require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

NOTE 7 – GOODWILL (continued)

We undertook an impairment review at the end of the fiscal year ended March 31, 2008.  After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that no impairment was created. The basis for this determination included the growth of existing clients since the end of the fiscal year, conversations with potential customers for the upcoming year, the proven record since a bank account was established for the company to sustain operations for the foreseeable future, as well as the added economies of scale the subsidiary has added to the Company as a whole, including several technical performance enhancements supplied by LabMentors to supplement the core capabilities of PCS, such as creation of added internet service bandwidth and associated signal routing capabilities not known to the technical people at PCS; locating and managing a demonstration server on their system for a wide variety of PCS products; and assisting technical people from PCS and E2S in the creation and management of a server to host the PCS STEPS® product. In conclusion, the Company felt and still feels that LabMentors brought a cutting edge product to PCS, as well as vertical integration and technology not previously known by PCS.

NOTE 8 - ACCRUED EXPENSES

  Accrued expenses for the periods are as follows:

	September 30,	March 31,
	2008	2008
Credit card debt	$12,542	$43,758
Workers' compensation	-	500
CG-VAK	-	4,227
Director fees	62,207	-
Telephone expenses	792	-
Sales tax payable	35	-
Total Accrued Expenses	$75,576	$48,485

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - STOCKHOLDERS’ EQUITY

During the six-month period ended September 30, 2008, the Company issued 560,000 shares of common stock for the exercise of warrants, valued at $372,800.

During the six-month period ended September 30, 2008, the Company issued 35,000 shares of common stock for the exercise of employee stock options, valued at $18,500.

During the six-month period ended September 30, 2008, the Company issued 41 shares of common stock for services, valued at $48.

During the six-month ended September 30, 2008, the Company expensed amounts related to stock options in accordance with Statement of Financial Accounting Standards (FAS) 123(R), Share Based Payment, valued at $264,683.

The Company accounts for stock-based employee compensation in accordance with FAS 123(R).  FAS 123(R) requires employee stock-based compensation to be measured based on the fair value as of the grant-date of the awards and the cost to be recognized over the period during which an employee is required to provide services in exchange for the award.  Historically, the company used the intrinsic method of valuation as specified in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations,

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

and, accordingly, no compensation cost had been recognized for stock options in prior years.  FAS 123(R) eliminates the alternative use of APB 25.  As a result of adopting the fair value method for stock compensation, all future awards and current awards vesting in future periods will be expensed over the stock options' vesting period as defined in its contract award.  The Company adopted this provision during the fiscal year ended March 31, 2007.

NOTE 11-BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the six-month periods ended September 30, 2008 and 2007, are based on 37,565,780 and 31,433,385, respectively, of weighted average common shares outstanding. The same figures for the three-month periods then ended are based on 37,404,875 and 28,124,311, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

NOTE 12 - SUBSEQUENT EVENTS

The following occurred subsequent to September 30, 2008:

In October, 2008, the Company issued 4,882 shares of common stock for services, valued at $5,445.

In October, 2008, the Company issued 19,684 shares of common stock to an employee as a bonus, valued at $18,700.

In October, 2008, the Company issued 10,000 shares of common stock for the conversion of warrants,

 valued at $6,000.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all matters discussed in this report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statement, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in the Company’s Securities and Exchange Commission filings. The company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contained in our Form 10-KSB for the year ended March 31, 2008.

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

Results of Operations

The quarter ended September 30, 2008, resulted in a net loss of ($118,144) as compared to the net loss during the quarter ended September 30, 2007, of ($260,620).  The Company has decreased its losses from the prior fiscal year, same three-month period by $142,476, or approximately fifty-four percent (54%).  The Basic Loss per Share for the quarter ended September 30, 2008, is ($0.00), which is a $0.01 increase in value per share from the six-month period ended September 30, 2007, of ($0.01) per share.

The six-month period ended September 30, 2008, resulted in a net loss of ($456,807) as compared to the net loss during the six-month period ended September 30, 2007, of ($569,673).  The Company has decreased its losses from the prior fiscal year, same six-month period by $112,866, or approximately twenty percent (20%).  The Basic Loss per Share for the six-month period ended September 30, 2008 is ($0.01), which is a $0.01 increase in value per share from the six-month period ended September 30, 2007, of ($0.02) per share.

The non-GAAP financial measure of Earnings Before Interest, Taxes, and Depreciation (EBITDA) for the three-month period ended September 30, 2008, was a loss of approximately ($85,925), as compared to the EBITDA (Losses) for the three-month period ended September 30, 2007, of approximately ($219,126).

The non-GAAP financial measure of Earnings Before Interest, Taxes, Depreciation, FAS123(R) Option/Warrant Expense, and Stock Compensation for the three-month period ended September 30, 2008, was a gain of $81,563 as compared to the Earnings Before Interest, Taxes, Depreciation, FAS123(R) Option/Warrant Expense, and Stock Compensation (Losses) for the three-month period ended September 30, 2007, of approximately ($119,771).

Three-month period ended September 30, 2008, compared to three-month period ended September 30, 2007

Revenues for the three-month period ended September 30, 2008, increased to $1,057,047 or by approximately $404,919, or sixty-two percent (62%) as compared to revenues of $652,128 for the three-month period ended September 30, 2007.  This increase was due to strong sales of a new product, Digital Media, as well as attendance by the sales team at additional conferences and added marketing material. In addition, a Director of Marketing was hired during the second quarter resulting in an increased marketing focus.  The results of the increased effort by product development and the sales and marketing staff will continue to be seen in the coming months.

Operating expenses for the three-month period ended September 30, 2008, increased by approximately $166,072 or twenty-six percent (26%) to $808,072 as compared to operating expenses of $642,000 for the three-month period ended September 30, 2007.

Six-month period ended September 30, 2008, compared to six-month period ended September 30, 2007.

Revenues for the six-month period ended September 30, 2008, increased to $1,997,827, or by approximately $690,829, or fifty-three percent (53%) as compared to revenues of $1,306,998 for the six-month period ended September 30, 2007.  This increase was due to strong sales of a new product, Digital Media, as well as attendance by the sales team at additional conferences and added marketing material. In addition, a Director of Marketing was hired during the second quarter resulting in an increased marketing focus.  The results of the increased effort by product development and the sales and marketing staff will continue to be seen in the coming months.

Operating expenses for the six-month period ended September 30, 2008, increased by approximately $265,587, or twenty-one percent (21%) to $1,533,043 as compared to operating expenses of $1,267,456 for the six-month period ended September 30, 2007.

Liquidity

As of September 30, 2008, we had $1,507,414 in Cash, with total current assets of $2,072,487 and total current liabilities of $427,627. We have an accumulated deficit of ($28,971,452) and stockholders’ equity of $2,856,291.

The Company has a current ratio of 4.85. The ratio indicates that we have effectively managed debt and have available resources to help continue company growth through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $1,644,860 at September 30, 2008. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4T.  Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the

Item 4T.  Controls and Procedures. (continued)

likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, Tony Maher, the chief executive officer and acting CFO, concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer, has concluded there were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

.

Item 2. Recent Sale of Unregistered Securities.

          Sales of Unregistered Securities During the Last Quarter.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Employee (1)	35,000	$ 18,500	-	-
Investor (2)	560,000	372,800	-	-
Employee (3)	41	48	-	-

(1)

These shares were issued to an employee(s) for exercise of stock options at various prices.

(2)

These shares were issued for the exercise of Warrants.

(3)

These shares were issued in exchange for services

We issued all of these securities to persons who were “accredited investors” as those terms are defined in Rule 501 of Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of notices, a fee and other administrative documentation like consents to service of process and the like.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 19, 2008, the Company held its Annual Meeting of Shareholders at its principal location in Boise, Idaho.  A quorum was represented at the meeting in person and via proxy.  Of the 37,062,568 shares outstanding at the record date, 19,525,617 proxies had been received by the Company.

At the Annual Meeting, one proposal was brought forth for vote by the shareholders. This item of business was to re-elect the Board of Directors until the next annual meeting.  Of the total number of proxies received, each member of the Board of Directors’ standing for election had received in excess of 19,300,000 votes in favor. The Board of Directors was re-elected as follows:

Board of Directors	For	Against	Abstain

Anthony A. Maher	19,396,500	129,117	0
Donald J. Farley	19,337,976	137,541	100
Cecil D. Andrus	19,457,140	68,377	100
Dehryl A. Dennis	19,498,140	27,377	100
Michael K. McMurray	19,449,253	68,617	100

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	November 13, 2008	By:	/s/ Anthony A. Maher
Anthony A. Maher
CEO, President, Chairman of the Board of Directors, and acting CFO (principal executive officer)

SIGNATURES (Continued)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November 13, 2008	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	November 13, 2008	By:	/s/ Cecil D Andrus
Cecil D. Andrus
Director

Dated:	November 13, 2008	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	November 13, 2008	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director