Form 10-Q
period 2008-12-31
PCS EDVENTURES COM INC
filed 2009-02-05
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

January 28, 2009

37,636,033 Shares of Common Stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

	INDEX

PART I	- FINANCIAL INFORMATION

		Page
Consolidated Balance Sheets (Unaudited)…………………………………………………………………………….		4

Consolidated Statements of Operations (Unaudited)…………………………………………………………………		5

Consolidated Statements of Cash Flows (Undaudited)……………………………………………………………….		6-7

Consolidated Statement of Stockholders’ Equity (Unaudited)……………………………………………………..		8

Notes to Consolidated Financial Statements (Unaudited)………………………………………………………….		9-12

Management’s Discussion and Analysis of Financial Conditions and Results of Operations…………………		13

Controls and Procedures………………………………………………………………………………………………		14

PART II	- OTHER INFORMATION…………………………………………………………………….	15

SIGNATURES………………………………………………………………………………………………………...		17

EXHIBIT INDEX………………………………………………………………………………………………….….		18-19

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	December 31, 2008	March 31, 2008
	(unaudited)
CURRENT ASSETS
Cash	$986,818	$1,082,622
Accounts receivable, net of allowance for doubtful accounts of $10,240 and $6,617, respectively	164,719	707,030
Interest receivable	7,206	-
Prepaid expenses	24,604	15,534
Deferred costs	597	52,502
Finished goods inventory	344,006	257,210
Other receivable	-	13,829
Total Current Assets	1,527,950	2,128,727

FIXED ASSETS, net of accumulated depreciation of $111,124 and $103,561, respectively	110,244	33,517
EDUCATIONAL SOFTWARE net, of accumulated amortization of $161,561 and $180,459, respectively	116,603	67,163
INTELLECTUAL PROPERTY, net of accumulated amortization of $447,635 and $391,386, respectively	56,250	112,500
GOODWILL	485,238	485,238

OTHER ASSETS
Mold cost	32,696	-
Deposits	7,371	7,371
Total Other Assets	40,067	7,371
TOTAL ASSETS	$2,336,352	$2,834,516

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$87,217	$198,705
Accrued compensation	5,641	78,820
Payroll liabilities payable	10,078	10,269
Accrued expenses	97,357	48,485
Deferred revenue	157,216	288,703
Notes payable	10,205	26,438
Total Current Liabilities	367,714	651,420
Total Liabilities	367,714	651,420

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	31,535,509	30,698,000
authorized shares, 37,631,697 and 36,976,446 shares issued and outstanding, respectively
Stock Payable	4,145	-
Accumulated comprehensive loss	(31,785)	(259)
Accumulated deficit	(29,539,231)	(28,514,645)
Total Stockholders’ Equity	1,968,638	2,183,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,336,352	$2,834,516

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUES
Lab revenue	$266,754	$1,359,455	$2,160,367	$2,602,817
License revenue	51,166	65,081	155,380	128,511
Total Revenues	317,920	1,424,536	2,315,747	2,731,328

COST OF SALES	155,123	627,185	1,087,337	1,241,575

GROSS PROFIT	162,797	797,351	1,228,410	1,489,753

OPERATING EXPENSES
Salaries and wages	361,086	230,070	904,389	670,586
Bad debt expense	(21,261)	5,029	3,667	15,943
Depreciation and amortization expense	23,388	43,881	98,788	131,119
General and administrative expenses	375,856	359,852	1,265,268	1,089,567
Total Operating Expenses	739,069	638,832	2,272,112	1,907,215

OPERATING INCOME (LOSS)	(576,272)	158,519	(1,043,702)	(417,462)

OTHER INCOME AND EXPENSES
Interest income	8,494	8,411	18,802	14,833
Interest expense	-	(201)	-	(4,016)
Other income	-	-	314	-
Other expense	-	(471)	-	(8,229)
Gain on extinguishment of debt	-	2,500	-	11,917
Total Other Income and Expenses	8,494	10,239	19,117	14,505

NET INCOME (LOSS)	(567,778)	168,758	(1,024,586)	(402,957)
Foreign currency translation	(47,725)	(5,490)	(31,526)	(8,993)
NET COMPREHENSIVE INCOME (LOSS)	($615,503)	$163,268	($1,056,112)	($411,950)

Earnings (Loss) per Share, Basic and Fully Diluted	($0.02)	$0.01	($0.03)	($0.01)
Weighted Average Number of Shares Outstanding	37,619,538	28,126,754	37,477,884	31,847,835

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($1,024,586)	($402,957)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	98,788	108,037
Common stock issued for services	46,489	5,666
Amortization of fair value of stock options issued and vesting	397,865	366,656
Amortization of costs related to repricing of warrants	-	20,342
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	535,103	(1,246,714)
(Increase) decrease in prepaid expenses	(9,070)	-
(Increase) decrease in other receivables	13,829	-
(Increase) decrease in inventories	(150,900)	6,063
(Increase) decrease in deferred costs	51,905	(54,621)
(Increase) decrease in accounts payable and accrued liabilities	(135,986)	15,381
Increase (decrease) in unearned revenue	(131,486)	68,046
(Increase) decrease in other assets	-	115,188
Net Cash Used by Operating Activities	(308,049)	(998,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Outflow from Fixed Asset Purchase	(19,600)	-
Cash Outflow from Software Asset Purchase	(85,000)	-
Cash Outflow from Other Asset Purchase	(32,696)	-
Net Cash Provided (Used) by Investing Activities	(137,296)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(16,233)	(86,472)
Proceeds from notes payable	-	(139,697)
Proceeds from exercise of warrants and stock options	397,300	1,353,515
Net Cash Provided by Financing Activities	381,067	1,127,346

Foreign currency translation	(31,526)	25,900
Net Increase (Decrease) in Cash	(95,804)	154,333
Cash at Beginning of Period	1,082,622	47,764
Cash at End of Period	$ 986,818	$ 202,097

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months Ended
	December 31,
	2008	2007
CASH PAID FOR:
Interest	$ -	$ 4,016
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Other	Total
	Common Stock		Stock	Accumulated	Comprehensive	Stockholders’
	(shares/amount)		Payable	Deficit	Income	Equity

Balance at April 1, 2008	36,976,446	$ 30,698,000	$ -	$ (28,514,645)	$ (259)	$ 2,183,096

Stock for Exercise of Warrants	570,000	378,800	-	-	-	378,800

Stock for Exercise of Options	35,000	18,500	-	-	-	18,500

Stock for Services	50,251	42,344	4,145	-	-	46,489

Option Expense	-	397,865	-	-	-	397,865

Foreign Currency Translation	-	-	-	-	(31,526)	(31,526)

Net Loss for the nine months ended December 31, 2008	-	-	-	(1,024,586)	-	(1,024,586)

Balance at December 31, 2008	37,631,697	$ 31,535,509	$ 4,145	$ (29,539,231)	$ (31,785)	$ 1,968,638

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2008

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2008, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-KSB for PCS Edventures!.com (“PCS” or the “Company”) for the year ended March 31, 2008. The March 31, 2008, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the nine-month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

During the fiscal quarter ended December 31, 2008, the Company continued discussion with several target companies for possible merger and acquisition activities. The Company continued to strengthen its strategic alliances with K’NEX, Science Demo, fischertechnik, MR Block, Integrating Technology, Minds-i, Follette, Whole School, Trudy Corporation and Eduwise for further product development and enhancement. The Company has also introduced the PCS Digital Media Labs, which saw strong sales of approximately $327,600 in fiscal year ended March 31, 2008. With the addition of a Marketing Director, the Company has developed clearly defined plans to align product development and marketing efforts to further penetrate the educational market. The marketing campaigns will be focused at distinct segments within the education market to more clearly communicate the products competitive positioning in both the Domestic and International markets. Additionally, the Company is actively developing branding, product identity, and messaging that is specifically aligned to target market segments.

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

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	December 31, 2008	March 31, 2008
Computer/office equipment	$19,756	$21,116
Server equipment	116,612	115,962
Software	85,000	-
Accumulated depreciation	(111,124)	(103,561)
Total Fixed Assets	$110,244	$33,517

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

NOTE 7 - GOODWILL

The goodwill balance of $485,238 at December 31, 2008, is related to the Company’s acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill is $135,658 of costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, additional cost optimization, and greater market flexibility in optimizing market information and access to collegiate level sales.

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

NOTE 8 - ACCRUED EXPENSES

  Accrued expenses for the periods are as follows:

	December 31	March 31,
	2008	2008
Credit card debt	$6,019	$43,758
Workers’ compensation	-	500
CG-VAK	-	4,227
Director fees	77,207	-
Legal fees	8,000	-
Consulting fees	6,000	-
Telephone expenses	121	-
Sales tax payable	10	-
Total Accrued Expenses	$97,357	$48,485

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On September 10, 2008, the Company filed a lawsuit (the “Action”) in Idaho Federal District Court (Case 1:08-cv-00379-BLW) against Jackie Deluna and Infusing Technology K12, LLC (“Defendants”), alleging trademark infringement of certain of the Company’s logos; cyberpiracy under the federal Anticybersquatting Consumer Protection Act; copyright infringement with respect to certain of the Company’s proprietary curriculum materials; breach of contract with respect to certain agreements between the Company and the Defendants; and trade secrets misappropriation.  The Company has asked for a constructive trust, an accounting, injunctive relief, money damages and attorneys fees.  On November 10, 2008, the Defendants answered and filed a counterclaim against the Company alleging trademark infringement; trade secrets misappropriation; copyright infringement; breach of contract; and breach of the implied covenant of good faith and fair dealing, and asked for a constructive trust, an accounting, money damages, injunctive relief and attorneys’ fees. On December 1, 2008, the Company answered the counterclaim and denied all of the Defendants’ allegations. The Action is proceeding, and the Company intends to vigorously defend the counterclaims and pursue its complaint against the Defendants.  It is not possible at this time to estimate the likelihood of either a favorable or unfavorable outcome of the Action.

NOTE 10 - STOCKHOLDERS’ EQUITY

During the nine-month period ended December 31, 2008, the Company issued 570,000 shares of common stock for the exercise of warrants, and received cash proceeds of  $378,800.

During the nine-month period ended December 31, 2008, the Company issued 35,000 shares of common stock for the exercise of employee stock options, and received cash proceeds of  $18,500.

During the nine-month period ended December 31, 2008, the Company issued 50,251 shares of common stock for services, valued at $42,344.

During the nine-month period ended December 31, 2008, the Company granted 195,000 stock options to employees, valued at $176,090. $22,011 has been expensed to date in accordance with Statement of Financial Accounting Standards (FAS) 123(R), Share Based Payment.

During the nine-month period ended December 31, 2008, the Company granted 100,000 warrants for consulting services, valued at $129,699. $97,274 has been expensed to date in accordance with FAS 123(R).

During the nine-month ended December 31, 2008, the Company expensed amounts related to stock options granted in prior periods in accordance with FAS 123(R), valued at $278,580.

The Company accounts for stock-based employee compensation in accordance with FAS 123(R).  FAS 123(R) requires employee stock-based compensation to be measured based on the fair value as of the grant-date of the awards and the cost to be recognized over the period during which an employee is required to provide services in exchange for the award.  Historically, the company used the intrinsic method of valuation as specified in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, accordingly, no compensation cost had been recognized for stock options in prior years.  FAS 123(R) eliminates the alternative use of APB 25.  As a result of adopting the fair value method for stock compensation, all future awards and current awards vesting in future periods will be expensed over the stock options’ vesting period as defined in its contract award.  The Company adopted this provision during the fiscal year ended March 31, 2007.

NOTE 11-BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the nine-month periods ended December 31, 2008 and 2007, are based on 37,477,884 and 31,847,835, respectively, of weighted average common shares outstanding. The same figures for the three-month periods then ended are based on 37,619,538 and 28,126,754, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

NOTE 12 - SUBSEQUENT EVENTS

On January 9, 2009, the Company issued 4,274 shares of common stock for the satisfaction of the stock payable liability at December 31, 2008, valued at $4,145.

On January 22, 2009, the Company issued 62 shares of common stock for services, valued at $84.

On February 2, 2009, the Company entered into a Letter of Intent for substantially all of the assets of Trudy Corporation, a publicly held Delaware Corporation (OTCBB: TRDY). The share exchange acquisition will be contingent upon the satisfaction of a number of various conditions including, but not limited to, the completion of a due diligence audit and  compliance with all state and federal securities laws.

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

Plan of Operation

PCS intends to continue to operate in the same manner as prior years, conducting on-going research into the needs of the education market in order to identify viable business opportunities. The Company continues to develop product lines and investigate acquisition candidates in order to meet the need of the education market.  PCS LabMentors will continue to expand into the collegiate market, as well as undertake new projects with existing customers for an increased revenue base. The fiscal year 2008 ended with a strong cash in hand position of $1,082,622.  PCS as a whole intends to continue to fund operations based on lab sales to existing and new customers to provide cash for operations throughout the coming fiscal year. There are not expected to be any significant changes in the number of employees.

Results of Operations

The quarter ended December 31, 2008, resulted in a net loss of ($567,778) as compared to the net income during the quarter ended December 31, 2007, of $168,758.  The Company has increased its losses from the prior fiscal year, same three-month period by $736,536, or approximately four hundred thirty-six percent (436%).  The Basic Loss per Share for the quarter ended December 31, 2008, is ($0.02), which is a ($0.03) decrease in value per share from the three-month period ended December 31, 2007, of $0.01 per share.

The nine-month period ended December 31, 2008, resulted in a net loss of ($1,024,585) as compared to the net loss during the nine-month period ended December 31, 2007, of ($402,957).  The Company has increased its losses from the prior fiscal year, same nine-month period by $621,628, or approximately one hundred fifty-four percent (154%).  The Basic Loss per Share for the nine-month period ended December 31, 2008, is ($0.03), which is a ($0.02) decrease in value per share from the nine-month period ended December 31, 2007, of ($0.01) per share.

The non-GAAP financial measure of Earnings Before Interest, Taxes, and Depreciation (EBITDA) for the nine-month period ended December 31, 2008, was a loss of approximately ($944,599), as compared to the EBITDA income for the nine-month period ended December 31, 2007, of approximately $76,428.

The non-GAAP financial measure of Earnings Before Interest, Taxes, Depreciation, FAS123(R) Option/Warrant Expense, and Stock Compensation for the nine-month period ended December 31, 2008, was a loss of ($513,034) as compared to the Earnings Before Interest, Taxes, Depreciation, FAS123(R) Option/Warrant

Expense, and Stock Compensation income for the nine-month period ended December 31, 2007, of approximately $470,876.

Three-month period ended December 31, 2008, compared to three-month period ended December 31, 2007

Revenues for the three-month period ended December 31, 2008, decreased to $317,920 or by approximately $1,106,616, or seventy-eight percent (78%) as compared to revenues of $1,424,536 for the three-month period ended December 31, 2007.  This decrease is attributable to the hesitation surrounding the general economy, a change in federal and state funding schedules, as well as a decrease in the expenditure of grant monies by some school districts. We do not believe these circumstances are recurring.

Operating expenses for the three-month period ended December 31, 2008, increased by approximately $100,237 or fifteen percent (15%) to $739,069 as compared to operating expenses of $638,832 for the three-month period ended December 31, 2007.  This increase was due to the addition of a Director of Marketing and four staff members over the comparative three-month period.

Nine-month period ended December 31, 2008, compared to nine-month period ended December 31, 2007

Revenues for the nine-month period ended December 31, 2008, decreased to $2,315,747, or by approximately $415,581, or fifteen percent (15%) as compared to revenues of $2,731,328 for the nine-month period ended December 31, 2007. This decrease is attributable to the hesitation surrounding the general economy, a change in federal and state funding schedules, as well as a decrease in the expenditure of grant monies by some school districts. We do not believe these circumstances are recurring.

Operating expenses for the nine-month period ended December 31, 2008, increased by approximately $364,897, or nineteen percent (19%) to $2,272,112 as compared to operating expenses of $1,907,215 for the nine-month period ended December 31, 2007. This increase was due to the addition of a Director of Marketing and four staff members over the comparative nine-month period.

Liquidity

As of December 31, 2008, we had $986,818 in cash, with total current assets of $1,527,950 and total current liabilities of $367,714. We have an accumulated deficit of ($29,539,231) and stockholders’ equity of $1,968,638.

The Company has a current ratio of 4.15. The ratio indicates that we have effectively managed debt and have available resources to help continue company growth through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $1,160,236 at December 31, 2008. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable.

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

Item 4T.  Controls and Procedures (cont’)

under all potential future conditions.

Based on that evaluation, Tony Maher, the chief executive officer and acting CFO, concluded that, as of December 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On September 10, 2008, the Company filed a lawsuit (the “Action”) in Idaho Federal District Court (Case 1:08-cv-00379-BLW) against Jackie DeLuna and Infusing Technology K12, LLC, (“Defendants”) alleging trademark infringement of certain of the Company’s logos; cyberpiracy under the federal Anticybersquatting Consumer Protection Act; copyright infringement with respect to certain of the Company’s proprietary curriculum materials; breach of contract with respect to certain agreements between the Company and the Defendants; and trade secrets misappropriation.  The Company has asked for a constructive trust, an accounting, injunctive relief, money damages and attorneys fees.  On November 10, 2008, the Defendants answered and filed a counterclaim against the Company alleging trademark infringement; trade secrets misappropriation; copyright infringement; breach of contract; and breach of the implied covenant of good faith and fair dealing, and asked for a constructive trust, an accounting, money damages, injunctive relief and attorneys’ fees. On December 1, 2008, the Company answered the counterclaim and denied all of the Defendants’ allegations. The Action is proceeding, and the Company intends to vigorously defend the counterclaims and pursue its complaint against the Defendants.  It is not possible at this time to estimate the likelihood of either a favorable or unfavorable outcome of the Action.

Item 1A.  Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities.

          Sales of Unregistered Securities During the Last Quarter.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Investor (1)	10,000	6,000	-	-
Employee (2)	30,210	27,295	-	-
Employee (3)	20,000	15,000	-	-

  (1)These shares were issued for the exercise of Warrants.

  (2)These shares issued in exchange for services.

  (3)These shares were issued as a bonus to a corporate officer.

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

PCS EDVENTURES!.COM, INC.

Dated:	February 05, 2009	By:	/s/ Anthony A. Maher
Anthony A. Maher
CEO, President, Chairman of the Board of Directors, and acting CFO (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 05, 2009	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	February 05, 2009	By:	/s/ Cecil D Andrus
Cecil D. Andrus
Director

Dated:	February 05, 2009	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	February 05, 2009	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director