Form 10-K
period 2009-03-31
PCS EDVENTURES COM INC
filed 2009-07-01
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009.

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49990

PCS Edventures!.com, Inc.

(Exact name of registrant as specified in its charter)

Idaho	82-0475383
(State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

345 Bobwhite Court, Suite 200 Boise, ID	83706
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:   (208) 343-3110

Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:   No par value common stock

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]  No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting  company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange  Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of FY2009 Q2: $3,369,103 as of September 30, 2008.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.   As of June 26, 2009, the Registrant had outstanding 38,018,078 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

 PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the “Company,” “PCS,” “we,” “our,” “us” or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. (“PCS Schools”), which was later divested to focus our efforts on educational systems for use in classrooms instead of free standing learning centers.  In November 2005, we acquired PCS LabMentors, Ltd. (“PCS LabMentors”) based in Fredericton, New Brunswick, Canada, which is a wholly owned subsidiary of PCS Edventures!.com, Inc.

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology, which is designed to provide hands-on experience to high school and college students studying a variety of technical topics. These technical topics include programming, network management, security, and operating systems. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server 3000®, Linux® system administration, and various other applications without the associated overhead of owning and managing various hardware platforms.

PCS is engaged in the business of developing and marketing educational learning labs bundled with related technologies and programs. Our products and technologies are targeted and marketed to public and private school classrooms for pre-kindergarten through college, the after school market that includes YMCAs, Boys and Girls Clubs,  21 stCentury Learning Centers, and the home school market.  Our products and technologies are delivered to each of these markets through an inventory of hardware, software, books (both developed in-house and from external sources), and Internet access. Our technologies and products are delivered to the home user through Internet access via a subscription based website.  Our products and technologies allow students ages 3 and up to explore the basic foundations of mechanical engineering, architecture, structural engineering, robotics, mechatronics, applied mathematics, art, computer science, programming, and physical science.

PCS Edventures!.com, Inc. has developed a number of  innovative technology based educational products and programs directed to the pre-kindergarten through college educational market. Our PCS Academy of Engineering™, PCS Academy of Electronics, PCS Academy of Science™, PCS Academy of Robotics™, Digital Media Labs (Audio/Video/Photography), and Discover! Lab products are site-licensed installations for classrooms and learning programs. Our PCS BrickLab® and Little Edventures products are also for classrooms and learning programs, but are not licensed. Our Edventures! Online™ product is our comprehensive Internet delivered educational experience that supports our Discover! Lab site licenses and also serves as a stand-alone program for home use on a monthly subscription basis. Our Brain is a proprietary robotic microcontroller designed to facilitate educational robotic activities and the Cortex is a proprietary, progressive programming environment developed to manage the Brain and teach programming concepts. Our online Learning Management System (LMS) supports our licensed customers with online learning activities and support and provides assessment, file sharing, and social networking services for our customers.  Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, learning centers, and home users, and create a virtual community of learners and parents on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.  PCS also partners with several companies to represent their product lines including Valiant Technologies and K’NEX Education.

The results of operations discussed herein are on a consolidated basis.

Recent Developments.

The following are the business developments during fiscal 2009:

We continued to explore potential mergers, acquisitions, and partnerships during 2009, seeking opportunities and values that would strengthen PCS Edventures and advance shareholder value through improved sales and marketing, development, or operational efficiency.

We continued our long term relationship with Edison schools in 2009, providing additional customized learning labs for their summer adventures programs as well as supplying them with materials authored and developed in previous years.  Edison programs developed by PCS range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics. Warehousing, packaging, fulfillment, and support were further streamlined this year to reduce costs, improve efficiency and add to the overall customer experience.

Our LabMentors division has cultivated a strong relationship with DeVry which continues to grow and we have developed infrastructure expansion plans to support continued growth.   In addition, four new products for Cengage were developed using a combination of internal and outsourced resources to maximize our development efficiencies.  Four more additional products are in the planning stages to facilitate additional growth with this partner.  Other customers include community colleges and technical schools. Outsourcing relationships were developed off-shore to support and expand development of our school administrative software suite.

We continued to expand our sales staff to drive stronger revenues into targeted market segments both domestic and international, and established new distribution partners in Singapore and Australia while strengthening existing relationships with our partners in the Middle East and Pakistan.  In addition, our domestic sales staff expanded our relationships and market presence in the California after-school market and the national magnet school market.

We continued to develop our core line of engineering, electronics, and robotics labs and completed additional curriculum in programming and robotics.  Our middle and high school fischertechnik curriculum was expanded to better meet the needs of professional technical educators at this level.  Our Digital Media Labs product line was expanded with dedicated development staff to produce and support new titles.  We completed our third generation of proprietary robotic micro-controllers and our own programming environment. We refined our partnership with an overseas manufacturer of components for our BrickLab products that strengthens our supply chain and provides a higher quality of manipulative at more competitive prices.  Our Young Learners curriculum was expanded and pilots for testing and refinement were deployed into key corporate partner sites.

We expanded our relationship with Boise State University in developing and testing curriculum, software, and hardware, and were successfully funded through Federal appropriations to deploy a systemic STEM solution into Idaho schools.  This partnership between the BSU College of Engineering, College of Education, Meridian School District, and our newest partner, The Idaho Engineering Laboratory, and PCS Edventures will provide teacher training and materials to the Meridian District and several other local School Districts  to develop and deploy a research study and document the academic impact of PCS Learning Labs in the classroom.

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

Foreign Currency Exchange Rate Risk.

The Company sells many products throughout the international market, as well as having operations in Canada as a result of the acquisition of LabMentors.  As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. In accordance with SFAS 52, “Foreign Currency Translation,” all assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss) and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). Our subsidiary is not a significant component of our business and as such the risk associated therewith is minimal.

Backlog.

Our unearned revenue was $97,603 at the fiscal year ended March 31, 2009. The unearned revenue was $288,703 for the same period ending March 31, 2008. At the end of fiscal year 2009, the entire amount of unearned revenue is expected to be earned during fiscal years 2010 and 2011. All amounts listed in unearned revenue are for license fees paid but that have yet to be fully utilized by our customers. Each month, the license fees are amortized according to the length of the subscription/license.

Seasonality.

Our quarterly operating results fluctuate as a result of a number of factors, including, but not limited to, the funding of customers, timing of product development and release, availability and timeliness of items required for assembly of the products, budget cycles,  period ending dates, and the general health of the local and national economy.

Business of Smaller Reporting Company.

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

Principal Products or Services and Their Markets.

 We have now developed and are currently marketing a number of innovative technology based educational programs for the kindergarten through university (“K-16”) classroom market, the K-12 after-school market, the private learning center market, and the home school market.  In addition, the virtual lab programs from our LabMentors division are currently marketed to the collegiate level. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

Customers currently use our products to:

•

uniquely motivate students by engaging them in their own learning;

•

provide opportunities for students to pursue their own interests and questions and make decisions about how they will find answers and solve problems;

•

make learning relevant and useful to students by establishing connections to life outside the classroom, addressing real world concerns, and developing real world skills which are desired by today’s employers, including the ability to work well with others, make thoughtful decisions, take initiative, and solve complex problems;

•

provide opportunities for teachers to build relationships with each other and with those in the larger community through sharing with other teachers, parents, mentors, and the business community who all have a stake in the student's education;

•

provide exciting, hands-on, inquiry based instruction, which is aligned by standards produced by The National Science Teachers Association,  the American Association for the Advancement of Science, Project 2061, the National Curriculum of the UK, the Core, Knowledge, Sequence, the National Association for the Education of Young Children (NAEYC), and many more;

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

The products that we are currently marketing are applicable and useful to a variety of education market segments.  These product lines have been designed to stand alone as well as integrate with one another to create contiguous, systemic solutions:

Little Edventures/Little Ed

These NAEYC aligned packages deliver a complete solution for implementing fun and engaging math and literacy themed activities for preschool and kindergarten classrooms. Each lab comes filled with everything needed to provide the best early childhood education for young students.

BrickLab

BrickLab is a remarkably effective system of plastic building blocks combined with PCS curriculum resources that address technology, math, and science principles at the early primary grade stages.  Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education.  PCS currently has six volumes of curriculum that support the BrickLab manipulative package addressing needs for students in grades K, 1, 2, 3, 4, and 5.  The BrickLab Survey curriculum provides a variety of activities that are ideal for afterschool and unstructured learning environments.  A special homeschool compilation of activities is packaged with a smaller lab pack for families and small groups.  The price for the BrickLab modules is $99.95 for a three-student package and $595 for a 30-student classroom pack.

Edventures Enrichment

The Edventures curriculum strand was the original PCS afterschool program designed for students ages 7-13, that provides a broad set of subject areas including art, programming, web page design, mechanical engineering, CAD, chess, physics, electricity, and others.  The wide variety of topics was designed to engage a variety of types of students in hands-on learning within a dynamic, open ended learning environment.  The Edventures curriculum is sold through an online license for homes and classrooms, or bundled within a lab package, the Discover Lab, that includes a storage cabinet, LEGO® manipulatives, and other supporting items.  Edventures program licenses include online assessment and support tools as well as access to the Academy of Robotics Challenge (AORC), an online competition framework that allows all Edventures lab students to share information and compete. The price for Edventures products ranges from $69.95 for a home access account to $3,495 for a 10-student Discover Lab module.

Academy of Engineering

Our Academy of Engineering™ Lab is a site license program designed for use within various K-12 programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Engineering™, students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering™ product includes three primary volumes of mechanical engineering activities and seven extension books addressing applied mathematics, science, structural engineering, and historical engineering activities.  There are several configurations of the Academy of Engineering that utilize LEGO or fischertechnik constructs for hands-on activities.  Fischertechnik solutions are typically used in more rigorous applications at the high school or university level while the LEGO solution is more often used in afterschool or primary solutions.  The Academy of Engineering license includes online assessment and support tools as well as access to the Academy of Robotics Challenge (AORC), an online competition framework that allows all Edventures lab students to share information and compete.  The price for Academy of Engineering implementations begins at $10,995.

Academy of Robotics

Our Academy of Robotics™ Lab is a site license program designed for use within various K-12 programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Robotics™, students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations. The current Academy of Robotics™ product includes three primary volumes of robotics curriculum covering the basics of mobility, structural integrity, motorization, end effectors, working envelopes, programming, sensor integration, and more.  There are several configurations of the Academy of Robotics that utilize LEGO or fischertechnik constructs for hands-on activities.  Fischertechnik solutions are typically used in more rigorous applications at the high school or university level while the LEGO solution is more often used in afterschool or primary solutions.  The Academy of Robotics license includes online assessment and support tools as well as access to the Academy of  Robotics Challenge (AORC), an online competition framework that allows all Edventures lab students to share information and compete.  A robotics starter package bundles the Academy of Robotics Challenge with a starter inventory of manipulatives from fischertechnik, LEGO, or KNEX for $495; the price for Academy of Robotics implementations begins at $6,995.

Academy of Electronics

Our Academy of Electronics™ Lab is designed for use within various K-12 programs and is scalable using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Electronics™, students develop, design, and produce exciting hands-on projects ranging from simple analog circuits demonstrating resistance to advanced digital logic projects using a variety of industry standard integrated circuits. The current Academy of Electronics™ product includes two primary volumes of electronics curriculum covering the basics of analog and digital electronics.  Academy of Electronics modules utilize standard electronic components and breadboards as constructs for hands-on activities.  The price for Academy of Electronics implementations begins at $1,995.

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

Markets.

The educational market represents significant business opportunities in the US.  There are several segments within the educational market that can benefit from the products and services that PCS provides.  PCS has developed sales and marketing strategies to position the Company and its products to meet the needs of specific segments in the education market.

There is increasing focus and importance being placed on the role of technology in both public and private education.   Educators and parents are not only striving to integrate technology into the educational experiences of students, but also needing to increase student’s performance in technology based subjects such as Engineering, Mathematics and Science.  Public schools are trying to increase their ability to deliver technology education effectively to students.  The increased value being placed on technology in the classroom has also led to an increase in growth for private and charter school alternatives that can offer better programs for Science, Technology, Engineering and Math (STEM) education.  Growth of extended learning programs continues as well.  Federally funded programs that include before, after and summer school programs have also remained an important educational focus and are also expected to meet demands for technology.

PCS’ understanding of the complexities of STEM subjects and our progressive methodologies give us a unique ability to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms.

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

YMCA. We are currently continuing our efforts to distribute our labs into the YMCA. To date, clubs have evidenced a strong interest in our program due to an organization-wide mandate to implement educational programs like the Academy of Engineering™. The funding cycle access to funds for these programs is a significant factor in our ability to market the Academy of Engineering™ to YMCAs. We currently have labs in several YMCAs nationwide.

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

International Market.  Efforts in the international market are focused on the Ministries of Education and Private Schools to obtain the largest implementation footprint  possible.  We are actively grooming sales representatives in Australia, Singapore, India, the Middle East, and the United Kingdom.  We are closely evaluating several potential sales reps for the various countries within the E.U.

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

Direct Sales Force. Currently, we have a direct sales force consisting of six employees (in-house) and several independent agency groups (Representatives). This in-house direct sales force markets our products and programs in a variety of methods to various users, providers, and others. The Representatives use their own networks to drive increased sales in various states and countries to increase market awareness for PCS products and services. The in-house salespeople utilize trade show conferences, referrals, and telephone communications to sell and market the PCS products.

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

PCS announced in January 2007 the launch of a new Edventures Robotic Challenge (ERC) product utilizing fischertechnik® manipulatives.  This new version of our ERC utilizes fischertechnik® manipulatives that provide for various hands-on activities to teach students robotics, engineering, technology, and more.  In addition, students have the ability to compete with students all over of the world by entering our quarterly online Robotics Challenge.  During initial launch of this product, we sold over seventy packages.  The promotional launch included referral prizes, product giveaways, shipping discounts, and product discounts.

PCS announced on March 28, 2007 that it had obtained a contract with Global Techniques, a Licensee dba PCS Middle East.  The contract information was listed in a press release as well as in Form 8-K on file with the SEC.  Amendment One to the 8-K was filed on May 17, 2007 wherein the Company stated that the funds had yet to be received from PCS Middle East due to delays.  As of the date of this 10-K, the funds have yet to be received by the Company.  Additional inquiries have been placed with PCS Middle East regarding the delays that have been experienced.  Additional amendments to the 8-K will be filed as needed.

PCS announced in February 2009 that it had entered into a Letter of Intent to purchase substantially all of the assets and assume certain liabilities of Trudy Corporation. The Letter of Intent was listed in a press release as well as in Form 8K on file with the SEC. In June 2009 PCS and Trudy Corporation announced the termination of the acquisition negotiations. The Termination was listed in a press release as well as in Form 8-K on file with the SEC.

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry and Methods of Competition.

Both the education marketplace and the Internet are highly competitive and rapidly evolving fields and are expected to continue to undergo significant and rapid technological change. Other companies may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. Many of the companies that are established or are entering the market have substantially greater financial, manufacturing, marketing, and technical resources than we have and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices or higher quality and more cost effective, our business could be adversely affected.

Potential Competitive Advantages.

We believe that we have certain competitive advantages which we will attempt to maximize in developing and effecting our business strategy.

High barriers exist to entry. PCS' educational programs are innovative, unique and based on over 20 years of experience and product development. Barriers to entry for competitive products that are time tested are extremely high. Early and significant market penetration will guarantee “first and best” name recognition for the types of educational services that PCS will deliver.

Flexibility and customization. Although competitors may have more resources than PCS, larger organizations tend to be more rigid and limited in product offerings and pricing.  Our ability to customize solutions to meet institutional needs on a case by case basis gives PCS an advantage in providing a product that meets directly the needs of the customer in opposition of a one size fits all approach to the market.

Complete solutions. PCS is able to provide complete solutions for educators who want to introduce technology into the classroom.   Our solutions include training, on line content, classroom management, curriculum and building elements.   We believe this approach and our ability to provide a complete, customizable product, gives us a distinct advantage.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration.

We seek to protect our technology, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our employees, key vendors, and suppliers. Currently we use the following trade names: PCS & Design®, Academy of Learning™, Edventures!™,  PCS BrickLab®, PCS Academy of Science™, PCS Edventures!.com, Inc.®, Web Lab™, PCS STEPS & Design®, Young Learning™, PCS STEPS®, New Learning for a New World™, Imagination in Education™, and PCS Academy of Engineering™. We intend to evaluate continually the appropriateness of seeking registration of additional product names and trademarks as they evolve.

At the present time, we have not applied for any patents, nor do we have any patents pending. We anticipate that our products will not be the type for which patent protection will be sought. However, we may file for patent protection on certain aspects of our proprietary technology in the future.

Our PCS & Design® mark (Registration No. 2,213,678) has been in service since at least as early as 1992 and trademarked since December 29,1998. PCS Edventures!.COM® has been in service since at least as early as 1999 and trademarked since November 27, 2001.

We applied for a trademark (application #78/329127) for PCS BrickLab® on November 13, 2003.  PCS BrickLab® was registered on January 16, 2007 with Registration Number 3,198,009.  PCS BrickLab® has been in service since at least as early as 2002.

We applied for a trademark (application #78/841,293) for PCS STEPS® on March 20, 2006.  PCS STEPS® was registered on May 22, 2007 with Registration Number 3,244,304.  PCS STEPS® has been in service since at least as early as 2006.

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

We currently have curriculum royalty agreements with GibsonTech and Jackie DeLuna aka Infusing Technology.  The agreement with Gibson Tech which was renewed this past year, is for cash royalty payments based on sales of our PCS Academy of Engineering™ product.  The agreement with Jackie DeLuna is for cash royalty payments based on sales of our Digital Photography lab product.

Need for any Government Approval of Principal Products or Services.

None, not applicable.

Effect of Existing or Probable Governmental Regulations on the Business.

Smaller Reporting Company.

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority owned subsidiary, the parent is also a small business issuer. Provided however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding voting and non-voting common equity held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. We are deemed to be a “small business issuer,” and we have selected to comply with the “small business issuer” disclosure requirements of Regulation S-B of the Securities and Exchange Commission.

The Securities and Exchange Commission has adopted a new system for disclosure rules for smaller companies that file with the SEC. The new rules take effect February 4, 2008. They replace the disclosure requirements formerly in the SEC’s Regulation S-B. The new rules expand the “smaller reporting company” category, and require the use of forms 10-K and SB-1 to replace the use of forms 10-KSB and SB-2. Small business issuers have the option to continue filing on form 10-KSB through their annual report for fiscal years ending after December 15, 2007. Effective with the fiscal year ending March 31, 2009, periodic and annual reports will be under Regulation S-K and filed on forms 10-Q and 10-K.

Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2009, we are required to furnish a report by our management on our internal control over financial reporting. Despite the delay in implementation by the SEC for smaller reporting companies, the Chief Compliance Officer undertook a review of the Company’s internal controls during the fiscal year 2007 and furnished a copy for review by all directors and management.  This action will allow us to obtain feedback from the auditors, board of directors, and other management to assist in the implementation of additional controls, where needed.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls, in order to achieve compliance with Section 404. Beginning on our next fiscal year, our controller along with management is engaged in the process of documenting and evaluating our internal control over financial reporting. In this regard, management will need to adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our conclusions as of March 31, 2009 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither our independent auditors nor we will be able to conclude at or around March 31, 2009 that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. The Controller and management intend to take every step necessary to ensure compliance with Section 404.

“Penny Stock” Designation.

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

•

with a price of less than five dollars per share;

•

that are not traded on a “recognized” national exchange;

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

Prior to 2008 we were required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB. Effective with our 2009 annual report we will report on Form 10-K and quarterly reports on Form 10-Q, with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Research and Development Expenses.

PCS LabMentors, Ltd. utilizes the Scientific Research & Experimental Development (“SR&ED”) credits, which can allow for tax credits to Canadian companies. SR&ED is a refundable tax credit program offered by the Canada Revenue Agency (“CRA”) to provide incentive for companies to undertake development activities in Canada. There are stringent reporting criteria to complete the filings to be reimbursed and to apply for these credits.  The Company receives a percentage of the total approved qualifying expenses submitted to Revenue Canada.  The percentage for the period ending March 31 2009 was approximately 18%.  The Company  recognized $17,327 as Other Income for the SR&ED payment received.

Cost and Effects of Compliance with Environmental Laws.

None, not applicable.

Number of Total Employees and Number of Full Time Employees.

We employ approximately twenty-five full-time employees, while our LabMentors subsidiary has four full-time employees. We will hire part-time and additional full-time employees on an “as-needed” basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 1A-Risk Factors.

None, not applicable.

Item 1B-Unresolved Staff Comments.

None, not applicable.

Item 2. Property.

Location.

The Company leases its Principal executive offices in Boise, Idaho. These offices consist of approximately 7,300 square feet of office space. Rent obligations are currently $9,619/month under a non-cancelable operating lease that expires May 31, 2012. The lease obligations for the remainder of the lease are as follows:

Fiscal Year	Monthly Obligation

2010	$9,619
2011	$9,898
2012	$10,177
2013	$10,316

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,510/month through  February 28, 2010.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,200 square feet.  Rent obligations are $932/month through July 31, 2009. There is a one year renewal option effective August 1, 2009, at $565/month plus utilities.

Investment Policies.

None, not applicable.

Description of Real Estate and Operating Data.

None, not applicable.

Item 3. Legal Proceedings.

(i). PCS Edventures!.com Inc., v. Jackie DeLuna and Infusing Technology K12, LLC (United States District Court for the district of Idaho, Case NO. CV-08-00379-BLW).  The Company initiated this trademark infringement suit against defendants. Defendants have asserted counterclaims for trademark and copyright infringement, misappropriation of trade secrets, and breach of contract claims based on alleged underpayment of royalties under two license agreements with the Company. Defendants seek an accounting, but have not stated the amount of alleged underpayment of royalties.  The Company believes that it has fully paid all royalties owed to defendants and that it has meritorious defenses to defendants’ intellectual property counterclaims. The Company intends to file a motion to dismiss the counterclaims.

(ii). Solly Tamari v. PCS Edventures!.com, Inc.(United States District court for the District of Idaho, Case NO. CV 08-00089). Solly Tamari filed a lawsuit against the Company asserting a breach of contract and breach of implied covenant of good faith and fair dealing with respect to an agreement entered into by the parties on or about April 1, 2004. Tamari asserted entitlement to a stock bonus according to a formula set forth in that agreement.  The lawsuit was recently settled and dismissed with prejudice, after the Company’s fiscal year end, by issuance of 75,000 shares of the Company’s unrestricted common stock issued pursuant to its Form S-8 registration statement. The liability is accrued as a stock payable in the amount of $63,750 as of March 31, 2009.

(iii)   Pending non-public SEC investigation: There is a pending non-public investigation by the SEC under an order dated July 24, 2008, to determine whether there have been any violations by the Company or members of its management or staff of certain provisions of the Securities Act and the Exchange Act, respecting disclosures made by the Company in its 8-K Current Report dated March 27, 2007, of material facts related to its March 28, 2007, Press Release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”), including a number of rules of the SEC promulgated under the Exchange Act respecting book and record keeping procedures, transactions, internal controls and certain matters related to its relationships with its prior auditors, all apparently related to the PCS ME disclosures and agreements and the accounting treatment of these matters and sales of shares of common stock by members of management during this period of time.  The amount due under the License Agreement was not paid when due as disclosed in the Company’s 8-K/A Current Report dated March 27, 2007, and filed with the SEC on May 17, 2007.  The Company had a prior five year relationship with PCS ME at the time of the announcement of the License Agreement. Except for a loan made by the Company of $250,000 to PCS ME and Mohamed Yasser Refai, its principal and principal owner, jointly, on or about October 1, 2007, and disclosed in the Company’s 8-K Current Report of that date, the Company had and currently has no interest in PCS ME.  The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and secured by an Assignment of Equity amounting to a 25% interest in PCS ME; the loan was written off on December 31, 2007, when not paid.  However, the Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products for approximately $160,000 since 2007.  The Company and PCS ME also continue to work on completing the entire License Agreement disclosed on March 27, 2007, and the over-all project that is tied to that agreement.  The disclosed License Agreement was never booked in the Company’s “public” financial statements as it was not paid by the time its audit at March 31, 2007, was completed; nor was the Press Release approved by the Company’s auditors prior to its dissemination on March 28, 2007; and because the $250,000 loan to PCS ME was not paid when due, it was written off.  Management believes that it acted reasonably in making the disclosures relative to these matters; however, no assurance can be given that the SEC will not determine that the Company and members of management have violated applicable securities laws, rules and regulations in connection with the foregoing, and that an enforcement proceeding will not be instituted against the Company or members of its management in the future that could have an adverse effect on its business and financial condition or otherwise.  Depositions of certain directors and executive officers were taken by the SEC in late June, 2009, and focused on what the SEC believes to be apparent discrepancies in the factors upon which the Company relied upon in forming its reasonable basis for announcing the License Agreement, including that payment under the License Agreement was contingent upon PCS ME obtaining payment from the subject Middle Eastern country that would become the ultimate licensee of the product, which the Company believed was imminent, along with auditor and internal control concerns about whether the License Agreement was collectible or bookable and the sales of certain shares of  the Company’s common stock by three members of management during this period as outlined below. Based upon this line of examination, there is a reasonable likelihood that the SEC may recommend some form of legal action against the Company and/or certain members of its management.

Members of management sold an aggregate of 161,500 shares of the Company’s common stock between April 2, 2007, and May 9, 2007, for total proceeds of $330,460.  May 15, 2007, was the date of the filing of the 8-K/A that indicated that payment under the License Agreement had been delayed.

To date, the Company continues to attempt to complete the License Agreement and believes the project surrounding this license issue remains viable and will commence at some point.  There have been many delays, and each one has been determined to be reasonable such as the replacement of various personnel within the Ministry of Education of the subject Middle Eastern governmental agency, the creation of a separate holding company by the eventual licensee to manage the project in a more efficient manner and the introduction of small scale pilot programs in which PCS has participated.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the shareholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information.

 Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol “PCSV” as discussed below. No assurance can be given that the market for our common stock will continue in the future or will be maintained. The possible sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission held by members of management or others could have a substantial adverse impact on this market. The range of high and low bid quotations for our common stock during each quarter of our past two fiscal years are shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Stock Quotations.

Quarter Ended	High	Low
June 30, 2007	$1.35	$1.26
September 30, 2007	$0.88	$0.80
December 31, 2007	$1.70	$1.58
March 31, 2008	$0.95	$0.90
June 30, 2008	$1.59	$1.50
September 30, 2008	$1.23	$0.97
December 31, 2008	$1.07	$0.99
March 31, 2009	$0.85	$0.70

Holders.

As of March 31, 2009, we had approximately 2,000 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

Dividends.

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intent of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None, not applicable.

Recent Sales of Unregistered Securities.

During the last two years, we sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No underwriting fee or other compensation was paid in connection with the issuance of shares.

Description	Date	Shares	Amount	Footnote
Barron Partners, LP	04/09/07	80,000	$ 96,000	(1)
Barron Partners, LP	04/10/09	61,000	$ 73,200	(1)
Barron Partners, LP	04/12/07	11,500	$ 13,800	(1)
Bill Albert	04/12/07	872	$ 1,116	(2)
Barron Partners, LP	04/16/07	47,500	$ 57,000	(1)
Barron Partners, LP	04/17/07	129,500	$ 233,100	(3)
Donald J. Farley	04/18/07	371,877	$ 41,645	(4)
Barron Partners, LP	04/19/07	70,500	$ 126,900	(3)
Michael K. McMurray	04/22/07	249,218	$ 34,145	(5)
Suhas Pharkute	05/01/07	10,000	$ 1,000	(6)
Anthony A. Maher	04/26/07	418,628	$ 119,676	(7)
J.G. Capital	04/26/07	40,385	$ -	(8)
Suzy Haislip	06/18/07	6,667	$ 3,600	(2)
Joe Eguisquiza	07/13/07	10,000	$ 1,000	(6)
Burlingame Equity Investors	07/24/07	460,000	$ 312,800	(9)
Joe Khoury	08/06/07	4,292	$ 5,666	(10)
Suzy Haislip	08/23/07	50,000	$ 15,500	(11)
Bill Albert	08/23/07	50,000	$ 6,500	(12)
Robert Grover	10/08/07	12,048	$ 10,000	(13)
Suhas Pharkute	10/08/07	22,805	$ 18,700	(14)
Randy Jamison	12/04/07	2,066	$ 2,500	(15)
Jim Schmidt	12/04/07	744	$ 900	(15)
Burlingame Equity Investors	11/01/07	460,000	$ 312,800	(9)
William Albert	12/17/08	40,000	$ 21,000	(17)
Joe D. Eguisquiza	12/18/08	6,919	$ 4,912	(16)
Burlingame Equity Investors	02/19/08	460,000	$ 312,800	(1)
Shannon M Stith	02/29/08	34,173	$ -	(18)
Keith Stein	04/25/08	100,000	$ 60,000	(19)
Anita Zabel	04/30/08	41	$ 48	(20)
Burlingame Equity Investors	05/30/08	460,000	$ 312,800	(1)
Bill Albert	07/17/08	35,000	$ 18,500	(21)
E. Zelicka	10/03/08	10,000	$ 6,000	(22)
J Schmidt	10/07/08	3,225	$ 3,870	(22)
S Pharkute	10/07/08	19,684	$ 18,700	(24)
J Schmidt	10/13/08	1,658	$ 1,575	(25)
J Schmidt	12/08/08	5,643	$ 3,150	(25)
R Grover	12/12/08	20,000	$ 15,000	(26)
J Schmidt	01/14/09	4,274	$ 4,145	(27)
A. Zabel	01/22/09	62	$ 84	(28)
J Schmidt	02/16/09	3,410	$ 3,240	(27)
A. Zabel	02/13/09	80	$ 72	(28)
J Schmidt	03/30/09	4,010	$ 4,050	(27)
T. Kross	03/30/09	16,667	$ -	(29)

(1) These shares were issued for the conversion of Warrant A at $1.20 per share.

(2) These shares were issued to employees for accounts payable payments.  These shares were issued at $1.28 and $0.54 per share respectively.

(3) These shares were issued for the conversion of Warrant B at $1.80 per share.

(4) These shares were issued to a Board Member who exercised various options at a price per share of $0.09, $0.10, $0.12, $0.14, $0.23, and $0.26, respectively.

(5) These shares were issued to a Board Member who exercised various options at a price per share of $0.10 $0.15, and  $0.185, respectively.

(6) These shares were issued to an employee who exercised options.  These options were exercisable at $0.10 per share.

(7) These shares were issued to a Officer/Board Member who exercised various options at a price per share of $0.16 $0.185, $0.30, and $0.65, respectively.

(8) These shares were issued for the conversion of Warrant C on a cashless option.

(9) These shares were issued for the conversion of Warrant A at $0.68 per share.

(10) These shares were issued to employees for a bonus at $1.32 per share.

(11) These shares were issued to an employee who exercised options. These options were exercisable at $0.31 per share.

(12) These shares were issued to an employee who exercised  options. These options were exercisable at $0.13 per share.

(13) These shares were issued for bonus payment to an Officer at $0.83 per share.

 (14) These shares were issued to an employee as compensation. These options were exercisable at $0.82 per share.

 (15) These shares were issued for the conversion of accounts payable at $1.21 per share.

(16) These shares were issued to an employee who exercised some options. These options were exercisable at $0.71 per share.

(17) These shares were issued to an employee who exercised options. These options were exercisable at $0.525 per share.

 (18) These shares were issued to an employee who exercised cashless options. These options were exercisable at $0.54 and $0.61 per share, respectively.

(19) These shares were issued for the conversion of Warrant C at $0.60 per share.

(20) These shares were issued for consulting services at $1.17 per share.

(21) These shares were issued to an employee who exercised some options. These options were exercisable at $0.54 and $0.50 per share respectively.

(22) These shares were issued for the conversion of Warrant at $0.60 per share.

(23) These shares were issued for consulting services at $1.20 per share.

(24) These shares were issued for an employee compensation payment at $0.95 per share.

(25) These shares were issued for consulting services at $0.95, $0.70 and $0.45 per share, respectively.

(26) These shares were issued for bonus payment to an Officer at $0.75 per share.

(27) These shares were issued for consulting services at $0.97,and $1.01 per share, respectively.

(28) These shares were issued for consulting services at $2.00, $1.55, $0.94, and $0.90 per shares, respectively.

(29) These shares were issued to an employee who exercised cashless options. These options were exercisable at $0.48 per share.

We issued these securities to persons who were either “accredited investors” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6)thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

None, not applicable.

Item 6. Selected Financial Data.

None, not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

PCS intends to continue to operate in the same manner as prior years, including continuing to look for viable acquisition candidates to further enhance the product lines and enhance marketing efforts to more effectively penetrate the world market. At the same time, we are experiencing a drop in revenues from the over-all general economy, along with other companies in the education space and are instituting essential cost saving programs, which will stay in place until revenues return to pre-recession levels.  PCS LabMentors will continue to expand into the collegiate market, as well as undertake new projects with existing customers for an increased revenue base. There are not expected to be any significant changes in the number of employees.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2009 resulted in a net loss of ($1,957,753) as compared to the net loss during the fiscal year ended March 31, 2008 of ($723,224). This net loss is an increased loss of ($1,234,529) or approximately one hundred seventy percent (170%) from the net loss for fiscal year ended March 31, 2008. The Basic Loss per Share for fiscal year 2009 is ($0.05), as compared to a loss per share of ($0.02) for fiscal year 2008.  Details of changes in revenues and expenses can be found below.

During fiscal year ended March 31, 2009, the Company experienced depreciation of ($127,508) and interest income (net) of $23,701 which resulted in the non-GAAP financial measure of Earnings Before Interest Depreciation and Amortization (EBITDA) of ($1,853,946), as compared to the EBITDA of ($569,641) for the fiscal year ended March 31, 2008.

During the fiscal year ended March 31, 2009, the Company had a warrant/option expense related to FAS 123R of $509,686 employee stock compensation of $33,700, and an impairment on goodwill of $282,550. These items combined with the non-GAAP EBIDTA would have resulted in a net loss of ($1,028,010), or a Basic Loss per Share of ($0.03) for the fiscal year ended March 31, 2009 as compared to the same non-GAAP earnings of $144,401 for the year ended March 31, 2008.

Operating Results Revenues.

Revenues for the twelve-month period ended March 31, 2009, decreased to $2,861,339 or by ($966,350) (25%) as compared to $3,827,689 for the twelve-month period ended March 31, 2008. The decrease is attributable to the hesitation surrounding the general economy, a change in federal and state funding schedules, as well as a decrease in the expenditure of grant monies by some school districts. We do not believe these circumstances are recurring.

Operating Results Cost of Goods Sold/Cost of Sales.

Cost of goods sold for the twelve-month period ended March 31, 2009, decreased by $382,832 (22%) to $1,374,834 as compared to $1,757,666 for the twelve-month period ended March 31, 2008. Included in the cost of goods sold figure are variable costs including sales commissions, shipping expenses, product royalty payments, and server fees, which have all declined due to the decrease in sales.

Operating Results Operating Expenses.

Operating expenses for the twelve-month period ended March 31, 2009, increased by $647,146 (25%) to $3,201,591 as compared to $2,554,445 for the twelve-month period ended March 31, 2008. The increase is largely attributable to an increase in staff, specifically sales and marketing, as compared to the same period in the previous year.

Operating Results Loss on Goodwill.

As of March 31, 2009 there was an impairment to Goodwill in the amount of $282,550. Upon annual impairment testing as required by SFAS 142, management determined that an impairment was necessary.

Operating Results Interest Expense.

There was no interest expense for the twelve-month period ended March 31, 2009, as compared to $1,463 for the twelve-month period ended March 31, 2008. This decrease was due to the conversion of debt into equity during the fiscal year 2008. For the twelve-month period ending March 31, 2009, PCS carried no debt.

Liquidity.

As of the fiscal year ended March 31, 2009, we had $548,443 in cash, with total current assets of $1,177,282 and total current liabilities of $483,510. We have an accumulated deficit of ($30,472,398) and shareholder’s equity of $1,244,737.

The Company has a current ratio of 2.43. The current ratio for the fiscal year ended March 31, 2008 was 3.27. The ratio indicates that despite the difficult economic environment, we have effectively managed working capital and debt. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $693,772 at March 31, 2009. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable. The working capital for the fiscal year ended March 31, 2008 was $1,477,307. This decrease was due primarily to the fiscal year 2009 decrease in sales.

Critical Accounting Policies.

Estimates.

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

Concentration of Credit Risks and Significant Customers.

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

During the period ended March 31, 2009, the LabMentors subsidiary had sales to two major customers that accounted for a significant portion of their total revenues. See note 2 to the financial statements for additional information.

Fair Value of Financial Instruments.

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

Foreign Currency Translation.

The functional currency of the Company is the U.S. dollar. The Company’s financial statements include translations for the LabMentors subsidiary, which are maintained in Canadian dollars. All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss).

In accordance with SFAS No. 95, “Statement of Cash Flows,” the cash flows of the Company are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that were translated at the exchange rate at the end of the period.

Educational Software.

The Company's inventory consists partially of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

Intellectual Property.

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

Property and Equipment.

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

Goodwill and Intangible Assets.

We recorded our acquisition of LabMentors in accordance with SFAS 141, “Business Combinations.” We allocate the cost of acquired companies to the tangible and identified intangible assets and liabilities acquired with the remaining amount being recorded as goodwill. Certain intangible assets, such as acquired technology, are amortized (see Intellectual Property above).

The most recent acquisition did not have significant tangible assets, and, as a result, the majority of the purchase price was allocated to goodwill, which increases the potential for impairment charges that we may incur in the future.

We account for goodwill and other intangible assets in accordance with SFAS 142,  “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that impairment might have occurred. The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired. If the book value exceeds the fair value, the goodwill is considered impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

We undertook an impairment review at the end of the current fiscal year. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that an impairment of $282,550 was necessary.

Options/Warrants and Shares Issued for Services.

On January 1, 2006, the Company adopted SFAS 123(R) “Accounting for Stock Based Compensation ,” which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation ”and supersedes APB 25, “Accounting for Stock Issued to Employees.” The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R), “Share-Based Payment”. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

The Company accounts for shares issued to employees and others based upon the closing price of our common stock as of the grant date.

Acquisitions.

Our acquisition strategy is to acquire companies and/or assets that continue to increase our product depth, market penetration, and synergies within the Company.

The Company has made one asset purchase acquisition over the last three years, namely the PCS STEPS® product line from Education Enterprise Solutions on October 9, 2006 for 375,000 shares of common stock valued at $225,000.  This product  was transferred from the parent company to our subsidiary for development and implementation into the sales cycle.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of March 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None, not applicable.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2009 and March 31, 2008

Consolidated Statements of Operations for the years ended March 31, 2009 and 2008

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNITNG FIRM

To the Board of Directors

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheet of PCS Edventures!.com, Inc. and Subsidiary, as of March 31, 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. The financial statements for the year ended March 31, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary, as of March 31, 2009, and the results of its operations, changes in stockholders' equity, and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered reoccurring losses and negative cash flow from operations, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheet of PCS Edventures!.com, Inc. and Subsidiary, as of March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary as of March 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of PCS Edventures!.com, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 2008 and accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 on March 31, 2008 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 16 on March 31, 2008 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

June 27, 2008

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	March 31, 2009	March 31, 2008

CURRENT ASSETS
Cash	$ 548,443	$ 1,082,622
Accounts receivable, net of allowance for doubtful accounts of $1,573 and $6,617 respectively	339,430	707,030
Interest receivable	2,650	-
Prepaid expenses	17,824	15,534
Deferred costs	792	52,502
Finished goods inventory	268,143	257,210
Other receivable	-	13,829
Total Current Assets	1,177,282	2,128,727

FIXED ASSETS, net of accumulated depreciation of $110,424 and $103,561, respectively	113,662	33,517
EDUCATIONAL SOFTWARE, net of accumulated amortization of $162,531 and $180,459, respectively	161,610	67,163
INTELLECTUAL PROPERTY, net of accumulated amortization of $466,385 and $391,386, respectively	37,500	112,500
GOODWILL	202,688	485,238

OTHER ASSETS
Mold cost	28,134	-
Deposits	7,371	7,371
Total Other Assets	35,505	7,371
TOTAL ASSETS	$ 1,728,247	$ 2,834,516

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	March 31, 2009	March 31, 2008

CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 213,581	$ 198,705
Accrued compensation	6,960	78,820
Payroll liabilities payable	12,377	10,269
Accrued expenses	146,847	48,485
Deferred revenue	97,603	288,703
Notes payable	6,142	26,438
Total Current Liabilities	483,510	651,420
Total Liabilities	483,510	651,420

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	31,658,921	30,698,000
authorized shares, 37,660,200 and 36,976,446 shares issued and outstanding, respectively
Stock payable	90,409	-
Accumulated comprehensive loss	(32,195)	(259)
Accumulated deficit	(30,472,398)	(28,514,645)
Total Stockholders' Equity	1,244,737	2,183,096
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,728,247	$ 2,834,516

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended
	March 31,
	2009	2008
REVENUES
Lab revenue	$ 2,668,664	$ 3,502,005
License revenue	192,675	155,259
Other revenue	-	170,425
Total Revenues	2,861,339	3,827,689

COST OF SALES	1,374,834	1,757,666

GROSS PROFIT	1,486,505	2,070,023

OPERATING EXPENSES
Salaries and wages	1,229,150	1,012,889
Bad debt expense	6,229	17,296
Depreciation and amortization expense	127,508	169,371
Gain on forgiveness of debt	-	(11,917)
Loss on legal settlement	63,750	-
General and administrative expenses	1,774,954	909,044
Total Operating Expenses	3,201,591	2,554,445

OPERATING LOSS	(1,715,086)	(484,422)

OTHER INCOME AND EXPENSES
Interest income	23,701	17,251
Interest expense	-	(1,463)
Other income	16,182	13,724
Other expense	-	(12,064)
Loss on investment	-	(256,250)
Loss on impairment of goodwill	(282,550)	-
Total Other Income and Expenses	(242,667)	(238,802)

NET LOSS	(1,957,753)	(723,224)
Foreign currency translation	(31,936)	(1,487)
NET COMPREHENSIVE LOSS	$ (1,989,689)	$ (724,711)

Loss per Share Basic and Diluted	(0.05)	(0.02)
Weighted Average Number of Shares Outstanding Basic and Diluted	37,518,316	32,279,837

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

					Other	Total
	Common Stock		Stock	Accumulated	Comprehensive	Stockholders'
	(shares/amount)		Payable	Deficit	Income	Equity

Balance at March 31, 2007	33,895,752	$ 28,408,656	$ -	$ (27,791,421)	$ (1,746)	$ 615,489

Stock for Exercise of Warrants	1,371,757	1,439,066	-	-	-	1,439,066

Stock for Exercise of Options	1,240,815	245,378	-	-	-	245,378
Stock for Conversion of Note	418,628	119,676		-	-	- 119,676
Payable Stock for Services	39,145	64,355	-	-	-	64,355

Stock for the Conversion of AP	10,349	8,116	-	-	-	8,116

Option Expense	-	412,753	-	-	-	412,753

Foreign Currency Translation	-	-	-	-	1,487	1,487

Net loss	-	-	-	(723,224)	-	(723,224)

Balance at March 31, 2008	36,976,446	30,698,000	-	(28,514,645)	(259)	2,183,096

Stock for Exercise of Warrants	570,000	378,800	-	-	-	378,800

Stock for Exercise of Options	51,667	18,500	-	-	-	18,500

Stock for Services	62,087	53,935	26,659	-	-	144,344

Stock for Legal Settlement	-	-	63,750	-	-	63,750

Option Expense	-	509,686	-	-	-	509,686

Foreign Currency Translation	-	-	-	-	(31,936)	(31,936)

Net loss	-	-	-	(1,957,753)	-	(1,957,753)

Balance at March 31, 2009	37,660,200	$ 31,658,921	$ 90,409	$ (30,472,398)	$ (32,195)	$ 1,244,737

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,957,753)	$ (723,224)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	127,508	142,367
Amortization of debt offering and capitalized costs	-	-
Bad debt expense	6,229	17,296
Stock and options issued for services	590,280	493,268
Stock and options issued for board compensation	-	27,781
Common stock issued for legal settlement	63,750	-
Loss on impairment of investment	-	256,250
Loss on impairment of goodwill	282,550	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	358,720	(597,576)
(Increase) decrease in prepaid expenses	(2,290)	9,185
(Increase) decrease in other receivables	13,829	-
(Increase) decrease in inventories	(128,858)	(87,523)
Decrease in deferred costs	51,710	(3,225)
(Decrease) increase in accounts payable and accrued liabilities	43,778	62,810
Increase in interest payable	-	-
Increase (decrease) in unearned revenue	(191,100)	165,878
(Increase) decrease in other assets	-	93,130
Net Cash Used by Operating Activities	(741,647)	($143,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash outflow from fixed asset purchase	(109,174)	(12,015)
Cash outflow from other assets	(28,426)	(256,250)
Net Cash Used by Investing Activities	(137,600)	(268,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(20,296)	(232,018)
Proceeds from common stock, exercise of options, and warrant conversion	397,300	1,663,102
Net Cash Provided by Financing Activities	377,004	1,431,084

Foreign Currency Translation	(31,936)	15,623
Net Decrease in Cash	(534,179)	1,034,859
Cash at Beginning of Year	1,082,622	47,763
Cash at End of Year	$ 548,443	$ 1,082,622

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Twelve Months Ended
March 31,
NON-CASH INVESTING & FINANCING ACTIVITIES:	2009	2008
Conversion of note receivable to an investment	$ -	$ 256,250
Common stock issued for AP	$ -	$ 8,116
Common stock issued for N/P and interest	$ -	$ 119,676

	For the Twelve Months Ended
	March 31,
	2009	2008
CASH PAID FOR:
Interest	$ -	$ 1,462
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho Corporation, and its wholly-owned subsidiary, PCS LabMentors, Ltd., a Canadian company (collectively, “the Company”).

On August 3, 1994, PCS Edventures!.com, Inc. was incorporated under the laws of Idaho to engage in web-based and site-licensable educational products.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $1,573 and $6,617 for the years ended March 31, 2009 and 2008, respectively.

During the last two fiscal years ending March 31, 2009 and March 31, 2008, the PCS subsidiary, LabMentors, had sales to two major customers that exceeded 10 percent of their individual revenues as follows:

	For the Years Ended
	March 31,
	2009		2008
Customer A	$145,081	61.0%	$106,838	52.8%
Customer B	$ 78,143	43.3%	$ 82,535	40.8%

The PCS subsidiary, LabMentors, also has an account receivable from these same major customers as of March 31, 2009 and March 31, 2008 as follows:

	For the Years Ended
	March 31,

	2009	2008
Customer A	$33,056	$12,884
Customer B	$ 6,003	$ 6,143

d. Foreign Currency Translation

The functional currency of our subsidiary is considered the local currency. Our PCS LabMentors' subsidiary has a functional currency in Canadian dollars ($CDN). The subsidiary’s financial statements have been translated into US dollars in accordance with SFAS 52, “Foreign Currency Translation.” All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss) and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). Through this, all of the Company’s financial documents are stated within the functional currency of the parent company, which is the United States dollar ($USD).

In accordance with SFAS 95, “Statement of Cash Flows,” the cash flows of the subsidiary are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that was translated at the exchange rate at the end of the period.

e. Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

f. Revenue Recognition

PCS recognizes revenue for its three (3) revenue streams: Product (Learning Labs), Licensing, and Subscriptions, as outlined in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company also relies on EITF 00-21, “ Revenue Arrangements with Multiple Deliverables” for the determination of single unit and/or multiple deliverables.

Product Revenue is comprised of our learning labs. Upon delivery, these labs do not require additional product/service to be functional and/or operational for the customers’ intended use. Therefore, we rely on EITF 00-21 paragraph 9, for the recognition of separate accounting units as follows:

•

The value to the customer is on a standalone basis.

•

There are no substantially undelivered items and therefore the requirement for evidence of objective and reliable fair value, in regards to undelivered items, is not applicable.

•

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

Licensing Revenue is in relation to the sales of the learning labs. This revenue is based on a contractual term of 1 year, which begins when the physical lab is delivered to the customer. Should the customer terminate the licensing prior to the expiration of the contract, PCS does not have an obligation to refund any portion of the fees. As such, revenue is amortized and recorded over the life of the contractual license. PCS relies on the SEC Staff Accounting Bulletin No. 101 paragraph 84 (d) for its revenue recognition guidance. It states “If services are rendered or right to use assets extend continuously over time, reliable measures based on contractual prices established in advance are commonly available, and revenues may be recognized as earned as time passes.”

Subscription revenue is related to the edventures.com website. Subscriptions are offered on a monthly basis. Each completed month constitutes the delivery of service and no other deliverables are required. Therefore, revenue is recognized on a monthly basis as earned. It is PCS’s belief that this process meets SOP 97-2 paragraph 8 for the recognition criteria as follows:

•

persuasive evidence of an arrangement exists

•

delivery has occurred

•

the vendor’s fee is fixed or determinable

•

collectability is probable

g. Goodwill

Goodwill represents the excess of the cost of PCS LabMentors' acquisition over the net of the amounts assigned to the assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

The entire goodwill balance of $202,688 at March 31, 2009, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

g. Goodwill (continued)

information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

The Company tested for impairment of our goodwill at March 31, 2009 and 2008 and determined that an impairment of $282,550 was necessary at March 31, 2009.

h. Business Combinations

There were no business combinations during the fiscal years ended March 31, 2009 and 2008.

i. Principals of Consolidation

The accompanying consolidated financial statements consolidate the accounts of the parent company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated through consolidation.

i. Provision for Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

Net deferred tax liabilities consist of the following components as of March 31, 2009 and 2008:

	March 31,
	2009	2008
Deferred tax assets:
NOL carryover	$ 4,089,719	$ 3,423,304
Accrued expenses	(45,992)	110,861
Accumulated depreciation	(24,482)	-
Accumulated compensation	-	12,561
Allowance for doubtful accounts	(1,967)	2,581
Impairment loss	-	99,938

Deferred tax liabilities:	-	(22,969)
Valuation allowance:	(4,017,478)	(3,626,276)
Net deferred tax asset:	$ -	$ -

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

i. Provision for Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations as detailed in the following table for the years ended March 31, 2009 and 2008 due to the following:

	March 31,
	2009	2008
Book income	$ (645,139)	$ (238,800)
State taxes	-	(9,950)
Stock for services/expense	56,294	24,627
Penalties	224	10
Options expense	198,778	178,582
Other	4,002	2,784
NOL utilization	-	(169,475)
Valuation allowance	385,841	212,222
	$ -	$ -

At March 31, 2009 the Company had net operating loss carry forwards of approximately $11,534,800 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the March 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company and its subsidiary file income tax returns in the United States, Canada and the state of Idaho.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Company does not have any unrecognized tax benefits to report in the current period.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Canadian tax laws allow a company to recoup a significant amount of research and development costs. As a result, the Company will continue to conduct its research and development within Fredericton, New Brunswick and continue to apply for such tax incentives. In addition, income taxes are/will be prepared in accordance with Revenue Canada guidelines so as to maximize additional incentives, when available.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

j. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements in accordance with SFAS 128, “Earnings per Share.” Diluted loss per share is equal to basic loss per share as the result of the anti-dilutive nature of the stock equivalents.

	For the Years Ended
	March 31,
	2009	2008
Basic loss per share from operations:
Numerator - loss	$ (1,957,753)	$ (723,224)
Denominator - weighted average number of shares outstanding	37,518,316	32,279,837
Loss per share	$ (0.05)	$ (0.02)

k. Newly Issued Accounting Pronouncements

During the year ended March 31, 2009, the Company adopted the following accounting pronouncements:

In March 2008, the FASB issued SFAS 161,  “Disclosure about Derivative Instruments and Hedging Activities.” This Statement is an amendment of FASB Statement No. 133. It requires enhanced disclosures about an entity’s derivative and hedging activities and their affect on the entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 had no impact on our financial position, result of operations, or disclosure requirements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”. This statement replaces SFAS 141, “Business Combinations” and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a. recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b. recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c. determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on our financial condition and results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this pronouncement had no impact on our financial condition and results of operations.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

l. Educational Software

The Company's inventory consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

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

  o. Finished Goods Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, K’NEX® manipulatives, fischertechnik® manipulatives, Eduwise manipulatives, LEGO® manipulatives, digital media equipment, furniture units, curriculum, blocks, PCS Academy of Science® science kits, poster packs, and other miscellaneous items used in our various labs.  Our inventory is carried at the lower of cost or market and valued using the average cost method for each item.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

p. Equity Investment

During 2008, Management came to the conclusion that due to a lack of performance on the part of the maker of a promissory note payable to the Company and entered into by the maker in October 2007, which was subsequently converted to a 25% equity ownership of Global Technologies, it was necessary to review the future value of the investment. Concern surrounding equity valuation prompted management to be conservative in its reporting and fully impair the investment.

  q. Stock Options and stock grants

On January 1, 2006, the Company adopted SFAS 123(R) “Accounting for Stock Based Compensation ,” which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation ”and supersedes APB 25, “Accounting for Stock Issued to Employees.” The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R), “Share-Based Payment”. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

The Company accounts for shares issued to employees and others based upon the closing price of our common stock and at the grant date.

The Company has granted options and warrants to purchase PCS Edventures!.com common stock.  These instruments have been valued using the Black-Scholes model and are fully detailed in Note 13.

NOTE 3 - FIXED ASSETS

Assets and depreciation for the period are as follows:

	March 31,
	2009	2008
Computer/office equipment	$19,606	$21,116
Server equipment	114,105	115,962
Software	90,375	-
Accumulated depreciation	(110,424)	(103,561)
Total Fixed Assets	$113,662	$33,517

                                                                                        Fixed Asset depreciation expense for the years ended March 31, 2009 and 2008 was $26,226 and $54,128, respectively.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.

Common Stock

During the year ended March 31, 2008, the Company issued 10,349 shares of common stock for the conversion of trade payables, valued at $8,116, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2008, the Company issued 16,340 shares of common stock to employees as bonuses, valued at $15,666, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2008, the Company issued 22,805 shares of common stock for employee compensation valued at $18,700, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2008, the Company issued 1,715,502 shares of common stock for the exercise of Stock Options by Officers/Directors valued at $209,365.

During the year ended March 31, 2008, the Company issued 166,919 shares of common stock for exercise of Stock Options by employees valued at $49,912.

During the year ended March 31, 2008, the Company issued 29,220 shares of common stock as compensation to the Board of Directors valued at $29,988, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2008, the Company issued 60,000 shares of common stock for exercise of cashless options valued at $35,900.

During the year ended March 31, 2008, the Company issued 1,580,000 shares of common stock for the conversion of A Warrants valued at $1,178,400.

During the year ended March 31, 2008, the Company issued 200,000 shares of common stock for the conversion of B Warrants valued at $360,000.

During the year ended March 31, 2008, the Company issued 40,385 shares of common stock for the conversion of cashless C Warrants.

During the year ended March 31, 2008, the Company adjusted pricing on Options and Warrants for a net value of $4,263.

During the year ended March 31, 2009, the Company issued 62,087 shares of common stock for services rendered. The per share value ranged from $0.45 to $1.55 for a net valued of $53,935, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2009, the Company recognized $90,409 in common stock payable for services rendered in the amount of $26,659 and a legal settlement in the amount of $63,750. The common stock issued for the services and legal settlement subsequent to March 31, 2009 was 102,726, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2009, the Company issued 35,000 shares of common stock for exercise of Stock Options by employees valued at $18,500.

During the year ended March 31, 2009, the Company issued 16,667 shares of common stock for exercise of cashless options.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (continued)

Common Stock (continued)

During the year ended March 31, 2009, the Company issued 460,000 shares of common stock for the conversion of A Warrants valued at $312,800.

During the year ended March 31, 2009, the Company issued 110,000 shares of common stock for the conversion of Warrants valued at $66,000.

b. Preferred Stock

The Company has no issued Preferred Stock.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2009 and March 31, 2008

	March 31,
	2009	2008
Note payable to a Canadian governmental agency bearing no interest, with payments due the 1st of each month, unsecured	$ 6,142	$ 26,288
Line of credit with a financing institution with varying interest rates, due periodically (generally monthly), secured by assets and specific receivables	-	150

Total Notes Payable	$6,142	$26,438

The imputed interest on the Canadian governmental loan is immaterial.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

                NOTE 6 - COMMITMENTS AND CONTINGENCIES

                a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012.

Fiscal Year	Monthly Obligation
2010	$ 9,619
2011	9,898
2012	10,177
2013	10,316
Total	$ 400,648

Rent expense for the corporate offices was $112,922 and $86,934 for the years ended March 31, 2009 and 2008, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,510/month through February 28, 2010. Rent expense was $19,774 and $12,810 for the years ended March 31, 2009 and 2008, respectively.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,200 square feet.  Rent obligations are $932/month through July 31, 2009. There is a one (1) year renewal option effective August 1, 2009  at $565/month plus utilities.  Rent expense was $11,741 and $12,708 for the years ended March 31, 2009 and 2008, respectively.

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is $1,143.

b. Litigation

(i). PCS Edventures!.com Inc., v. Jackie DeLuna and Infusing Technology K12, LLC (United States District Court for the district of Idaho, Case NO. CV-08-00379-BLW).  The Company initiated this trademark infringement suit against defendants. Defendants have asserted counterclaims for trademark and copyright infringement, misappropriation of trade secrets, and breach of contract claims based on alleged underpayment of royalties under two license agreements with the Company. Defendants seek an accounting, but have not stated the amount of alleged underpayment of royalties.  The Company believes that it has fully paid all royalties owed to defendants and that it has meritorious defenses to defendants’ intellectual property counterclaims. The Company intends to file a motion to dismiss the counterclaims.

(ii). Solly Tamari v. PCS Edventures!.com, Inc.(United States District court for the District of Idaho, Case NO. CV 08-00089). Solly Tamari filed a lawsuit against the Company asserting a breach of contract and breach of implied covenant of good faith and fair dealing with respect to an agreement entered into by the parties on or about April 1, 2004. Tamari asserted entitlement to a stock bonus according to a formula set forth in that agreement.  The lawsuit was recently settled and dismissed with prejudice, after the Company’s fiscal year end, by issuance of 75,000 shares of the Company’s unrestricted common stock issued pursuant to its Form S-8 registration statement. The liability is accrued as a stock payable in the amount of $63,750 as of March 31, 2009.

(iii)   Pending non-public SEC investigation: There is a pending non-public investigation by the SEC under an order dated July 24, 2008, to determine whether there have been any violations by the Company or members of its management or staff of certain provisions of the Securities Act and the Exchange Act, respecting disclosures made by the

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

b. Litigation (continued)

Company in its 8-K Current Report dated March 27, 2007, of material facts related to its March 28, 2007, Press Release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”), including a number of rules of the SEC promulgated under the Exchange Act respecting book and record keeping procedures, transactions, internal controls and certain matters related to its relationships with its prior auditors, all apparently related to the PCS ME disclosures and agreements and the accounting treatment of these matters and sales of shares of common stock by members of management during this period of time.  The amount due under the License Agreement was not paid when due as disclosed in the Company’s 8-K/A Current Report dated March 27, 2007, and filed with the SEC on May 17, 2007.  The Company had a prior five year relationship with PCS ME at the time of the announcement of the License Agreement. Except for a loan made by the Company of $250,000 to PCS ME and Mohamed Yasser Refai, its principal and principal owner, jointly, on or about October 1, 2007, and disclosed in the Company’s 8-K Current Report of that date, the Company had and currently has no interest in PCS ME.  The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and secured by an Assignment of Equity amounting to a 25% interest in PCS ME; the loan was written off on December 31, 2007, when not paid.  However, the Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products for approximately $160,000 since 2007. The Company and PCS ME also continue to work on completing the entire License Agreement disclosed on March 27, 2007, and the over-all project that is tied to that agreement.  The disclosed License Agreement was never booked in the Company’s “public” financial statements as it was not paid by the time its audit at March 31, 2007, was completed; nor was the Press Release approved by the Company’s auditors prior to its dissemination on March 28, 2007; and because the $250,000 loan to PCS ME was not paid when due, it was written off.  Management believes that it acted reasonably in making the disclosures relative to these matters; however, no assurance can be given that the SEC will not determine that the Company and members of management have violated applicable securities laws, rules and regulations in connection with the foregoing, and that an enforcement proceeding will not be instituted against the Company or members of its management in the future that could have an adverse effect on its business and financial condition or otherwise.  Depositions of certain directors and executive officers were taken by the SEC in late June, 2009, and focused on what the SEC believes to be apparent discrepancies in the factors upon which the Company relied upon in forming its reasonable basis for announcing the License Agreement, including that payment under the License Agreement was contingent upon PCS ME obtaining payment from the subject Middle Eastern country that would become the ultimate licensee of the product, which the Company believed was imminent, along with auditor and internal control concerns about whether the License Agreement was collectible or bookable and the sales of certain shares of  the Company’s common stock by three members of management during this period as outlined below. Based upon this line of examination, there is a reasonable likelihood that the SEC may recommend some form of legal action against the Company and/or certain members of its management.

Members of management sold an aggregate of 161,500 shares of the Company’s common stock between April 2, 2007, and May 9, 2007, for total proceeds of $330,460.  May 15, 2007, was the date of the filing of the 8-K/A that indicated that payment under the License Agreement had been delayed.

To date, the Company continues to attempt to complete the License Agreement and believes the project surrounding this license issue remains viable and will commence at some point.  There have been many delays, and each one has been determined to be reasonable such as the replacement of various personnel within the Ministry of Education of the subject Middle Eastern governmental agency, the creation of a separate holding company by the eventual licensee to manage the project in a more efficient manner and the introduction of small scale pilot programs in which PCS has participated.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 7 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with FAS 86, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 24 to 48 months. This educational software had a carrying value of $67,384 at March 31, 2008.  During 2009 there were $130,116 of additional inventory and related costs incurred, with a total of $23,463 of related depreciation recognized. This resulted in a current book value of $161,610.

NOTE 8 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company, as well as the newly acquired PCS STEPS program. In accordance with FAS 86 as discussed previously regarding Educational Software, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $112,500 at March 31, 2008. Amortization recognized for the fiscal year ended March 31, 2009 was $75,000, with a resulting carrying value of $37,500 at March 31, 2009.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 9 - GOODWILL

The entire goodwill balance of $202,688 at March 31, 2009, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in December 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

We undertook an impairment review at the end of the current fiscal year end. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that $282,550 impairment was necessary.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2009 and March 31, 2008.

	March 31,
	2009	2008
Credit card debt	$ 33,722	$ 43,758
Workers' compensation	-	500
CG-VAK	-	4,227
Director fees	92,207	-
Professional fees: legal	22,203	-
GST payable	(1,285)	-
Total Accrued Expenses	$ 146,847	$ 48,485

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 11 - DILUTIVE INSTRUMENTS

Stock Options and Warrants

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R), “Share-Based Payment”. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2007	19,798,231	7,105,951	3,462,099	9,230,181	8,510,790	719,391

Warrants	100,000	-	1,790,385	(1,690,385)
Common Stock	491,139	203,333	1,240,815	(953,009)
Balance as of March 31, 2008	20,389,370	7,309,284	6,493,299	6,586,787	5,133,787	1,453,000

Warrants	-	-	570,000	(570,000)
Common Stock	295,000	33,333	51,667	210,000
Balance as of March 31, 2009	20,684,370	7,342,617	7,114,966	6,226,787	5,062,287	1,164,500

On April 3, 2007, the Company issued options to purchase 25,000 shares of common stock to an employee at an exercise price of $1.28 per share.  These options were issued as additional compensation to the employee.

On April 16, 2007, the Company issued options to purchase 200,000 shares of common stock to an employee at an exercise price of $2.37 per share.  These options were issued as additional compensation to the employee.

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

On December 28, 2007, the Company issued options to purchase 50,000 shares of common stock to an employee at an exercise price of $1.70 per share.  These options were issued as additional compensation to the employee.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

Stock Options and Warrants (continued)

On December 28, 2007, the Company issued options to purchase 50,000 shares of common stock to an employee/Officer at an exercise price of $1.70 per share.  These options were issued as additional compensation to the employee.

On January 10, 2008, the Company issued options to purchase 50,000 shares of common stock to each of its two employees at an exercise price of $1.18 per share.  These options were issued as additional compensation to the employees.

On February 28, 2008, the Company issued options to purchase 80,000 shares of common stock to each of its two employees at an exercise price of $1.17 per share.  These options were issued as additional compensation to the employees.

On May 11, 2008, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of  $1.30 per share. The warrants have an expected volatility rate of 190.79% as based on the Black-Scholes valuation model with a risk free interest rate of 1.94%. As of March 31, 2009, the warrants were fully vested.

 On July 10, 2008, the Company issued options to purchase 70,000 shares of common stock to each of its two employees at an exercise price of $1.30 per share.  These options were issued as additional compensation to the employees. The shares have an expected volatility rate of 189.28%  as based on the Black-Scholes valuation model, with a risk free interest rate of 2.60%. The options vest over a three year period with no shares vested as of March 31, 2009. The options expire July 2012.

On August 4, 2008, the Company issued options to purchase 100,000 shares of common stock to each of its three employees at an exercise price of $1.34 per share.  These options were issued as additional compensation to the employees. The shares have an expected volatility rate of 138.78% as based on the Black-Scholes valuation model, with a risk free interest rate of 2.58%. The options vest over a three year period with no shares vested as of March 31, 2009. The options expire August 2012.

On August 11, 2008, the Company issued options to purchase 25,000 shares of common stock to an employee at an exercise price of $1.37 per share.  These options were issued as additional compensation to the employee. The shares have an expected volatility rate of 139.43%  as based on the Black-Scholes valuation model, with a risk free interest rate of 2.51%. The options vest over a three year period with no shares vested as of March 31, 2009. The options expire August 2012.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2008, we granted certain stock options to members of our management. During the fiscal year ended March 31, 2009, there were no stock options granted to members of our management.

NOTE 13 – ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 30 to 45 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The allowance is based on the prior three year historical uncollectable accounts as a percentage of sales. As of March 31, 2009, the historical gross sales were

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 13 – ACCOUNTS RECEIVABLE (continued)

$7,547,251 with a bad debt allowance equivalent to 0.0641%, for a bad debt allowance of $1,573. The bad debt allowance as of March 31, 2008 was $6,617. The bad debt expense for the year ending March 31, 2009 and 2008 was $6,229 and $17,296, respectively.

NOTE 14 – OTHER ASSETS

During the fiscal year ended March 31, 2009, the Company contracted and produced a hard plastic covering for the third generation electronic controller, The Brain. The controller is incorporated into the AORC and AOR products.  The cost of the Mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2009, the Company amortized 103 units.

NOTE 15 - GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established source of revenues is not sufficient to cover its operating cost. Although the Company has positive working capital, it has accumulated significant losses and a deficit in stockholders’ equity. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position, that caused the Company to express doubt about the Company’s ability to continue as a going concern, are as follows:

  During the fiscal year ended March 31, 2009, the Company continued discussion with target companies for possible merger and acquisition activities. The Company continued to strengthen its strategic alliances with K’NEX, Science Demo, Fischer Technique, MR Block, Integrating Technology, Minds I, Follette, Whole School, Trudy Corporation and Eduwise for further product development and enhancement. The Company continues to see strong sales in the Digital Media Lab as well as the Academy of Engineering. The Company has hired a Senior Vice President of Sales and Marketing in an effort to strengthen our market positioning and product development focus. To date, the Company has continued to develop marketplace strategy for the US market, as well as the international market.  Further, the Company is still pursuing merger and acquisition candidates and looking at various strategies to realign products and develop new market channels.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 - SUBSEQUENT EVENTS

For the period April 1, 2009 through June 16, 2009, the Company issued 47,902 shares of common stock for services. The per share price ranged from $0.69 to $1.00, for a total valuation of $43,036.

For the period April 1, 2009 through June 16, 2009, the Company issued 234,976 shares of common stock for the exercise of employee options. The price per share ranged from $0.13 to $0.31. Of theses shares, 214,976 were purchased in cashless transactions and 20,000 were purchased for a valuation of $2,600.

On April 16, 2009, we issued 75,000 shares of common stock as a litigation settlement as previously discussed. The shares were valued at $63,750.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 16 - SUBSEQUENT EVENTS (continued)

Effective April 1, 2009, the Company has adjusted our revenue recognition policy to recognize product revenue when the weighted average cost of goods has reached 100% shipped. The Company continues to rely on Staff Accounting

Bulletin 101, “Revenue Recognition in Financial Statements,” in which revenue is recognized when it is realizable and when earned. We believe this change to be more conservative and will not create a material effect on our financial statements. In addition, it will allow for revenue to be uniformly applied Company wide and allow for greater transparency to users of the financial statements, in that is it less complicated and a more commonly used manner of recognition.

On June 8, 2009, the Company and Trudy Corporation announced the termination of their acquisition negotiations. The two companies terminated discussions for PCS to acquire substantially all of the assets and assume certain liabilities of Trudy Corporation, headquartered in Norwalk, Connecticut.

The Boards of Directors of PCS and Trudy both believe that current worldwide economic conditions and uncertainties in the companies’ respective markets have created an environment wherein the shareholders of each company will benefit from their decision to remain independent. Management of both companies do, however, look forward to implementing specific product cross marketing initiatives.

On June 26, 2009, the Company entered into a a Master Distribution Agreement with Mexico City-based Inteltech, the leading distributor of education products and services in Mexico. Inteltech supplies comprehensive educational state-of-the-art technology solutions to state and federal Mexican institutions, by exclusively representing most of the world leader brands in the education industry. Inteltech works on the implementation of new learning processes, through a diverse range of solutions that embrace all necessities of all educational levels, being public or private, and correlating these solutions to the educational reforms in Mexico. The Company believes Inteltech brings to PCS excellent prospects for near- and long-term market penetration in Mexico and beyond as well as long-term relationships with the various Ministries of Education.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As filed with the SEC on Form 8-K/A on August 25, 2008, The Company notified HJ & Associates, LLC (HJ & Assoc.) they had been terminated as the Company’s auditor. HJ & Assoc. reported on the financial statements for the fiscal year ended March 31, 2001 through the fiscal year 2009 first quarter ended June 30, 2008.

The Company has engaged M&K CPAs PLLC (M&K) to assume the role of its new certifying accountant. The decision to engage M&K was approved by the audit committee of the Board of Directors on August 1, 2008.  Although

the Company and M&K had agreed in general prior to August 25, 2008, the Company formally signed the M&K engagement letter on August 18, 2008, after M&K completed its internal procedures related to new attest client acceptance.

                                                                                                                               There are no disagreements with our current accountants on accounting and financial disclosures.

Item 9(A)T. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our chief executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our chief executive as appropriate to allow timely decisions regarding required disclosure

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.

As of March 31, 2009, we did not maintain effective controls over the control environment.  Specifically, we have not completed a formal listing of all controls placed into operation or identified our key controls. This process is a key component of SOX 404 and unless completed may result in an adverse or disclaimer of opinion from our independent auditor when they are asked to audit our control assessment.  Since this entity level program has a pervasive effect across the organization, management has determined that this circumstances constitute a material weakness.

2.

As of March 31, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Position
Anthony A. Maher	61	Chairman of the Board, President, and Chief Executive Officer
Robert O. Grover	46	Executive Vice President, Chief Technology Officer
Donald J. Farley	61	Secretary
Cecil D. Andrus	77	Director
Michael K. McMurray	63	Director
Dehryl A. Dennis	68	Director

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

Cecil D. Andrus. Governor Andrus joined the PCS Board of Directors in November 1995. Following his retirement from public service in January 1995, Mr. Andrus founded and now directs the Andrus Center for Public Policy at Boise State University. Governor Andrus is the first person in the history of Idaho to be elected Governor four different times (1970, 1974, 1986, and 1990). When he retired from public office, he was the senior governor in the United States in length of service. Mr. Andrus resigned as governor in 1977 to become the Secretary of the Interior in the Carter Administration, the first Idahoan to serve in a Presidential Cabinet. Governor Andrus is a former Director of Albertsons and KeyCorp, and a current Director of The Coeur D'Alene Company and Rentrak Corp. He also serves “Of Counsel” to the Gallatin Group, a public affairs and corporate analysis Company, and the Andrus Center for Public Policy at Boise State University.

Dehryl A. Dennis, PhD.  Dr. Dennis has had a 36-year career that took him from teaching in small public schools in southwest Idaho to Puerto Rico and Illinois, and then returning to his native state as a district administrator in Boise, Idaho. During his entire professional career, Dr. Dennis was an outspoken advocate for programs that emphasized applied learning. Because of his strong belief that most people learn by “doing rather than thinking about doing”, he supported and helped implement off-school site classrooms in malls and hospitals; partnerships with trade unions, small business, and industry; and cooperative agreements with institutions of higher learning. The success of these programs culminated in the construction of the Dehryl A. Dennis Professional Technical Center, which opened in 1999 and presently serves approximately 900 students from 16 area high schools. Appointed in 1976 as Director of Personnel, he later served as Assistant Superintendent and then Deputy Superintendent until he was appointed District Superintendent in 1994. He remained as Superintendent until his retirement in July 1999.

Michael K. McMurray.  Mr. McMurray returned to the PCS Board in 2004 after having served on the Board from 1989 through 1994.  He retired as a financial executive from Boise Cascade Corporation in 2001.  Since retiring, Mike has served on a number of company and not-for-profit boards.  Mike is currently on the PCS Edventures!.com, Inc. Board and Advisory Boards for start-up companies Tenxsys Inc. and Paksense Inc.  Mike has worked as a consultant primarily engaged in financing growth for a broad range of companies including the Titcomb Family Trust and SITOA Corporation. Community boards include past Board Chairman of Idaho Housing and Finance Association and Board Chairman of the Idaho Housing Company.  He is a past board member of Farmers and Merchants Bank, the Downtown Boise Association, Hillcrest Country Club and the Boise Family YMCA. He is currently serving on the board of Regence Blue Shield of Idaho and the Idaho Community Foundation Finance Committee.  Mike is a graduate of the University of Idaho with a finance degree and the Harvard Business School Executive MBA program.

Significant Employees.

Joseph A. Khoury. Mr. Khoury is the founder of PCS LabMentors, Ltd. formerly known as 511092 N.B. LTD. Prior to forming LabMentors, he was employed as a software engineer with MIMS Consultants, Inc. He brings to PCS extensive knowledge of computer software and network communication systems. He graduated from the University of New Brunswick in 1993 with a Bachelor of Science in Electrical Engineering.

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

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging accounting firm(s), which is currently M&K CPAs, PLLC, for the annual audit. The audit committee currently consists of Board members Michael K. McMurray and Cecil D. Andrus. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement the formal policy regarding the scope, responsibilities and length of service for the audit committee adopted in fiscal year 2005. The audit committee held no formal meetings during fiscal year 2009.  However, the audit committee did discuss auditing issues via telephone conference and during regularly scheduled board meetings, after which time the conversations were incorporated into the Company’s minutes.

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2007-2009

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2007 through March 31, 2009.  During the fiscal year ended March 31, 2009, Mr. Grover’s salary comprised 8.31% of the total compensation paid to all employees, while Mr. Maher’s salary comprised 9.98% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony A. Maher President, Director	03/31/09	120,000	0	0	0	0	0	*	120,000
	03/31/08	120,000	0	0	0	0	0	*	120,000
	03/31/07	120,000	0	0	0	0	0	*	120,000
Robert O. Grover, VP, Chief Tech. Officer	03/31/09	100,000	0	15,000	0	0	0	*	115,000
	03/31/08	100,000	0	0	0	0	0	*	100,000
	03/31/07	100,000	0	0	0	0	0	*	100,000

*Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2009

The following table outlines the equity-based awards granted to our executive officers for the fiscal year ended March 31, 2009.  The Company does not currently provide for any incentive plan awards.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Thres-hold ($)	Target ($)	Max-imum ($)	Thres- hold (#)	Target (#)	Max-imum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Anthony A Maher, CEO, President, Chairman	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robert O Grover, Exec VP, Chief Technology Officer	12/12/08	N/A	N/A	N/A	N/A	N/A	N/A	20,000	N/A	$0.75

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony Maher	53,180	0	N/A	$0.30	12/31/2011	0	0	N/A	N/A
	20,270	0	N/A	$0.19	04/01/2016	0	0	N/A	N/A
Robert Grover	100,000	0	N/A	$0.10	11/15/2009	0	0	N/A	N/A
	107,467	0	N/A	$0.50	05/26/2010	0	0	N/A	N/A
	153,533	0	N/A	$0.15	07/29/2009	0	0	N/A	N/A
	250,000	0	N/A	$0.54	05/12/2010	0	0	N/A	N/A
	30,000	20,000	N/A	$1.70	12/11/2011	0	0	N/A	N/A
	250,000	0	N/A	$0.31	06/14/2009	0	0	N/A	N/A

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2009

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Anthony Maher	N/A	N/A	N/A	N/A
Robert Grover	N/A	N/A	N/A	N/A

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging accounting firm(s), which is currently M&K CPAs, PLLC, for the annual audit. The audit committee currently consists of Board members Michael K. McMurray and Cecil D. Andrus. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement the formal policy regarding the scope, responsibilities and length of service for the audit committee adopted in fiscal year 2005. The audit committee held no formal meetings during fiscal year 2008.  However, the audit committee did discuss auditing issues via telephone conference and during regularly scheduled board meetings, after which time the conversations were incorporated into the Company’s minutes.

Compensation of Directors.

Each fiscal year, the Board of Directors sets the dollar amount for the compensation of outside directors for their services. For the fiscal year 2009, PCS has accrued approximately $92,207 of director fees.  Said compensation shall be converted into the form of freely tradable PCS common stock at its then bid price, or in the form of stock options to purchase PCS common stock at its then current bid price. For fiscal years 2008 and 2009, the Board of Directors set the amounts for each of said fiscal years. It is the current practice of the Company to issue this compensation in the form of options that vest immediately upon execution of each agreement. The current CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board and his own request.

The following table shows awards and payments to members of our Board for fiscal year 2009 as compensation in accordance with the Board approved director compensation.  The table excludes our Chairman, who is also an executive officer.  The Chairman’s compensation is fully reflected in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cecil Andrus	0	0	0	0	0	0	0
Dehryl Dennis	0	0	0	0	0	0	0
Donald Farley	0	0	0	0	0	0	0
Michael McMurray	0	0	0	0	0	0	0

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

Currently, the Company is paying the officers the following annual salaries: Anthony A. Maher - $120,000; Robert O. Grover - $100,000. The Company also makes available medical and dental insurance coverage for its officers and other U.S. employees.

Stock Option Plans and Other Incentive Compensation Plans.

None, not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management.

CERTAIN BENEFICIAL OWNERS

The following table outlines information provided to the Company as of June 23, 2009 regarding beneficial ownership of PCS Common Stock by the Company’s directors, executive management, and any beneficial owners.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options (3)	Total	Percentage Owned (2)
Anthony A. Maher, CEO (4) 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	2,177,968	47,411	2,225,379	5.91%
Cecil D. Andrus, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	683,768	461,040	1,144,808	3.04%
Dehryl A. Dennis, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	2,000	20,971	22,971	Less than 1%
Donald J. Farley, Secretary 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	771,829	580,313	1,352,142	3.59%
Michael K. McMurray, Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	249,218	74,466	323,684	Less than 1%
Robert O. Grover, VP 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	82,838	861,000	943,838	2.51%
All officers and directors as a group (eight persons)	3,967,621	2,045,201	6,012,822	15.97%

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

(2)

Based upon 37,660,200 shares outstanding as of the first date listed in this section.

(3)

This is the amount exercisable by the directors and executive officers as of June 29, 2009.

(4)

Includes (i) 2,252,468 shares owned of record by Mr. Maher; (ii) 9,500 shares which are beneficially owned by Sullivan Maher, LLC, for which Mr. Maher acts as a manager; (iii) 35,000 shares owned by the Nick Maher

Foundation, of which Mr. Maher is a trustee; (iv) 30,000 shares owned by the Maher Family Partnership LLP; and (v) 47,411 shares which may be issued upon the exercise of currently exercisable stock options.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

During the last two fiscal years ended March 31, 2009 and 2008, we have granted certain stock options to members of our management.

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

Parents.

None, not applicable.

Promoters and Control Persons.

None, not applicable

Director Independence.

All members of the various committees of the Company are independent.  Transactions, relationships, and arrangements of each director are disclosed elsewhere within this Form 10-K.  No other items need be disclosed under this heading.

                                           Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Audit Fees

The total fees paid to M&K CPAs PLLC for professional services performed in connection with the audit of our financial statements for the fiscal year ended March 31, 2009 and for review of our financial statements in connection with our 2 ndand 3rdQuarterly Reports on Form 10-Q, were approximately $37,000. Total fees to HJ and Associates for professional services performed in connection with the review of our 1 stQuarterly Report on Form 10-Q were approximately $7,691.  The Company paid $62,000 fees during fiscal year ended March 31, 2008, which included review of our financial statements for our Quarterly Reports and other reviews related to regulatory filings required by the SEC.  The total fees paid to M&K CPAs PLLC were approximately $37,000. The total fees paid to HJ & Associates were approximately $7,961 and $62,000 for fiscal years 2009 and 2008, respectively.

Audit-Related Fees

The Company has not paid any fees to M&K CPAs PLLC for audit-related fees during the last two fiscal years.

Tax Fees

The Company has not paid any fees to M&K CPAs PLLC for tax fees during the last two fiscal years.

All Other Fees

The Company has not paid any fees to M&K CPAs PLLC for other fees during the last two fiscal years.

Pre-approval and Policies

The Audit Committee must approve all audit and non-audit engagements of our independent public accounting firm in writing.

Item 15. Exhibits.

(i)

Where Incorporated in this Report

Registration Statement on SB-2/A filed May 2, 2001, as amended	Parts I, II, III
Registration Statement on SB-2/A filed March 13, 2006, as amended	Parts I, II, III
8K filed December 9, 2005 re: LabMentors	Parts I, II, III
8K/A filed February 15, 2006 re: LabMentors	Parts I, II, III
8K filed August 22, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 29, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed October 12, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 31, 2006 re: Education Enterprise Solutions	Part II
8K /A filed May 17, 2007 re: Material Definitive Agreement with Global Techniques	Part II
8K filed October 15, 2007 re: Material Definitive Agreement with Global Techniques	Part II
8K filed January 7, 2008 re: Termination of Material Definitive Agreement with Global Techniques	Part II
8K/A filed August 25, 2008 re: Item 4.01 Changes is Registrant’s Certifying Accountant	Part II
8K filed February 2, 2009 re: Letter of Intent for the acquisition by PCS of substantially all the assets of Trudy	Part II
8K filed June 9, 2009 re: Termination of Trudy Corp Asset Acquisition	Part II

These documents and related exhibits have been previously filed with the Securities and Exchange Commission.

(ii)

Exhibit Number

Description

21	Subsidiaries of the Company
31.1	302 Certification of Anthony A. Maher
32	906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	07/01/09	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO, President and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	07/01/09	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	07/01/09	By:	/s/Michael K. McMurray
Michael K. McMurray
Director

Dated:	07/01/09	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director