Form 10-Q
period 2009-06-30
PCS EDVENTURES COM INC
filed 2009-08-12
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

July 31, 2009

38,017,482 Shares of Common Stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	June 30, 2009	March 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$ 592,301	$ 548,443
Accounts receivable, net of allowance for doubtful accounts of $1,573 and $1,573, respectively	235,161	339,430
Interest receivable	6,062	2,650
Prepaid expenses	9,460	17,824
Deferred costs	20,286	792
Finished goods inventory	223,749	268,143
Total Current Assets	1,087,019	1,177,282

FIXED ASSETS, net of accumulated depreciation of $119,649 and $110,424, respectively	114,217	113,662

EDUCATIONAL SOFTWARE, net of accumulated amortization of $183,086 and $162,531, respectively	197,263	161,610

INTELLECTUAL PROPERTY, net of accumulated amortization of $519,385 and $498,072, respectively	18,750	37,500

GOODWILL	202,688	202,688

OTHER ASSETS
Mold cost	27,636	28,134
Deposits	7,371	7,371
Total Other Assets	35,007	35,505
TOTAL ASSETS	$ 1,654,944	$ 1,728,247

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY
	June 30, 2009	March 31, 2009
	(unaudited)	(audited)

CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 151,618	$ 213,581
Accrued compensation	41,139	6,960
Payroll liabilities payable	14,201	12,377
Accrued expenses	133,364	146,847
Deferred revenue	399,909	97,603
Notes payable	2,485	6,142
Total Current Liabilities	742,716	483,510
Total Liabilities	742,716	483,510

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	31,881,934	31,658,921
authorized shares, 38,017,482 and 37,660,200 shares issued and outstanding, respectively
Stock payable	12,448	90,409
Accumulated comprehensive loss	(16,577)	(32,195)
Accumulated deficit	(30,965,577)	(30,472,398)
Total Stockholders' Equity	912,228	1,244,737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,654,944	$ 1,728,247

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

	For the Three Months Ended
	June 30,
	2009	2008
REVENUES	(unaudited)	(unaudited)
Lab revenue	$ 440,024	$ 887,745
License revenue	24,858	53,035
Total Revenues	464,882	940,780

COST OF SALES	230,908	554,657

GROSS PROFIT	233,974	386,123

OPERATING EXPENSES
Salaries and wages	300,557	286,366
Depreciation and amortization expense	27,410	37,752
Gain on forgiveness of debt	-	97,195
Loss on stock compensation	2,740	-
General and administrative expenses	386,659	303,658
Total Operating Expenses	717,366	724,971

OPERATING LOSS	(483,392)	(338,848)

OTHER INCOME AND EXPENSES
Interest income	4,756	4,878
Other income	28,954	315
Other expense	-	(5,008)
Total Other Income and Expenses	33,710	185

NET LOSS	(449,682)	(338,663)
Foreign currency translation	15,618	1,369
NET COMPREHENSIVE LOSS	$ (434,064)	$ (337,294)

Loss per Share Basic and Diluted	$ (0.01)	$ (0.01)
Weighted Average Number of Shares Outstanding	37,721,262	32,657,473

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Other	Total
	Common Stock		Stock	Accumulated	Comprehensive	Stockholders'
	(shares/amount)		Payable	Deficit	Income	Equity

Balance at March 31, 2009	37,660,200	$ 31,658,921	$ 90,409	$ (30,472,398)	$ (32,195)	$ 1,244,737

Change in Accounting Policy	-	-	-	(43,497)	-	(43,497)

Stock for Exercise of Options	234,976	2,600	-	-	-	2,600

Stock for Services	47,306	42,500	(14,211)	-	-	28,329

Stock for Settlement	75,000	63,750	(63,750)	-	-	-

Option Expense	-	114,163	-	-	-	114,163

Foreign Currency Translation	-	-	-	-	15,618	15,618

Net Loss	-	-	-	(449,682)	-	(449,682)

Balance at June 30, 2009	38,017,482	$ 31,881,934	$ 12,448	$ (30,965,577)	$ (16,577)	$ 912,228

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (449,682)	$ (338,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27,410	37,365
Amortization of fair value of stock options	114,163	97,147
Stock and options issued for services	28,329	48
Change in accounting policy	(43,497)	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	104,269	273,190
Decrease in prepaid expenses	8,363	-
Increase in interest receivable	(3,411)	-
(Increase) decrease in inventories	44,891	(11,692)
Decrease in deferred costs	(19,493)	-
(Decrease) increase in accounts payable and accrued liabilities	(39,482)	5,302
Increase in unearned revenue	302,305	445,180
Increase in other assets	-	(21,071)
Net Cash Provided by Operating Activities	74,165	486,806

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development expense	(42,996)	(39,027)
Cash outflow from fixed asset purchase	(1,871)	-
Net Cash Used by Investing Activities	(44,867)	(39,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(3,658)	(4,588)
Proceeds from common stock, exercise of options, and warrant conversion	2,600	372,800
Net Cash Provided (Used) by Financing Activities	(1,058)	368,212

Foreign currency translation	15,618	1,369
Net Increase in Cash	43,858	817,360
Cash at Beginning of Year	548,443	1,082,622
Cash at End of Year	$ 592,301	$ 1,899,982

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended
	June 30,
	2009	2008
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

	For the Three Months Ended
	June 30,
	2009	2008
NON-CASH TRANSACTIONS:
Stock for payable	$ 90,409	$ -

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On August 3, 1994, PCS Edventures!.com, Inc., was incorporated under the laws of Idaho to engage in web-based and site-licensable educational products.

In October 1994, an agreement was authorized allowing the Company to exchange, on a one-for-one basis, common stock for stock of PCS Schools, Inc. As a result of this agreement, PCS Schools, Inc. became a wholly owned subsidiary of the Company.  In the late 1990’s, the Company divested the stand-alone learning labs to focus more on a hands-on module coupled with web-based technology for use in the classroom.

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The June 30, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com (“PCS” or the “Company”) for the year ended March 31, 2009. The June 30, 2009, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established source of revenues is not sufficient to cover its operating costs. Although the Company has positive working capital, it has accumulated significant losses. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position are as follows:

During the fiscal quarter ended June 30, 2009, the Company continued to strengthen its strategic alliances with K’NEX, Science Demo, fischertechnik, MR Block, Integrating Technology, Minds-i, Follette, Whole School, Trudy Corporation and Eduwise for further product development and enhancement. With the addition of a Marketing Director, in August of 2008, the Company has developed clearly defined plans to align product development and marketing efforts to further penetrate the educational market. The marketing campaign is focused on distinct segments within the education market to more clearly communicate the products’ competitive positioning in both the Domestic and International markets. Additionally, the Company is actively developing branding, product identity, and messaging that is specifically aligned to target market segments.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 3 - GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	June 30,	March 31,
	2009	2009
Computer/office equipment	$ 20,157	$ 19,606
Server equipment	123,334	114,105
Software	90,375	90,375
Accumulated depreciation	(119,649)	(110,424)
Total Fixed Assets	$ 114,217	$ 113,662

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

NOTE 7 - GOODWILL

The goodwill balance of $202,688 at June 30, 2009, is related to the Company’s acquisition of PCS LabMentors in December 2005. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, additional cost optimization, and greater market flexibility in optimizing market information and access to collegiate level sales.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 7 – GOODWILL (continued)

We account for goodwill and other intangible assets in accordance with FAS 142,  Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that impairment might have occurred. The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired. If the book value exceeds the fair value, the goodwill is considered impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

We undertook an impairment review at the end of the prior fiscal year ended March 31, 2009. After reviewing the prior operating losses and future growth potential of the subsidiary, the Company determined that an impairment of $282,550 was necessary.

NOTE 8 - ACCRUED EXPENSES

  Accrued expenses for the periods are as follows:

	June 30,	March 31,
	2009	2009
Credit card debt	$ 26,296	$ 33,722
Professional fees: legal	-	22,203
Director fees	107,207	92,207
Sales tax payable	223	-
GST payable	(362)	(1,285)
Total Accrued Expenses	$ 133,364	$ 146,847

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012.

Fiscal Year	Yearly Obligation
2010	$ 116,546
2011	119,892
2012	123,238
2013	20,633
Total	$ 380,309

Rent expense for the corporate offices was $29,761 and $27,603 for the quarters ended June 30, 2009 and 2008, respectively, under this lease arrangement.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2009

(unaudited)

a. Operating Lease Obligation (continued)

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,510/month through February 28, 2010. Rent expense was $5,136 and $4,926 for the quarters ended June 30, 2009 and 2008, respectively.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,200 square feet.  Rent obligations are $932/month through July 31, 2009. There is a one (1) year renewal option effective August 1, 2009 at $565/month plus utilities.  Rent expense was $1,462 and $3,150 for the quarters ended June 30, 2009 and 2008, respectively.

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

(ii)   Pending non-public SEC investigation: There is a pending non-public investigation by the SEC under an order dated July 24, 2008, to determine whether there have been any violations by the Company or members of its management or staff of certain provisions of the Securities Act and the Exchange Act, respecting disclosures made by the Company in its 8-K Current Report dated March 27, 2007, of material facts related to its March 28, 2007, Press Release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”), including a number of rules of the SEC promulgated under the Exchange Act respecting book and record keeping procedures, transactions, internal controls and certain matters related to its relationships with its prior auditors, all apparently related to the PCS ME disclosures and agreements and the accounting treatment of these matters and sales of shares of common stock by members of management during this period of time.  The amount due under the License Agreement was not paid when due as disclosed in the Company’s 8-K/A Current Report dated March 27, 2007, and filed with the SEC on May 17, 2007.  The Company had a prior five year relationship with PCS ME at the time of the announcement of the License Agreement. Except for a loan made by the Company of $250,000 to PCS ME and Mohamed Yasser Refai, its principal and principal owner, jointly, on or about October 1, 2007, and disclosed in the Company’s 8-K Current Report of that date, the Company had and currently has no interest in PCS ME.  The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and secured by an Assignment of Equity amounting to a 25% interest in PCS ME; the loan was written off on December 31, 2007, when not paid.  However, the Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products for approximately $160,000 since 2007.  The Company and PCS ME also continue to work on completing the entire License Agreement disclosed on March 27, 2007, and the over-all project that is tied to that agreement.  The disclosed License Agreement was never booked in the Company’s “public” financial statements as it was not paid by the time its audit at March 31, 2007, was completed; nor was the Press Release approved by the Company’s auditors prior to its dissemination on March 28, 2007; and because the $250,000 loan to PCS ME was not paid when due, it was written off.  Management believes that it acted reasonably in making the disclosures relative to these matters; however, no assurance can be given that the SEC will not determine that the Company and members of management have violated applicable securities laws, rules and regulations in connection with the foregoing, and that an enforcement proceeding will not be instituted against the Company or members of its management in the future that could have an adverse effect on its business and financial condition or otherwise.  Depositions of certain directors and executive officers were taken by the SEC in late June, 2009, and focused on what the SEC believes to be apparent discrepancies in the factors upon which the Company relied upon in forming its reasonable basis for announcing the License Agreement, including that payment under the License Agreement was

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2009

(unaudited)

b. Litigation (continued)

contingent upon PCS ME obtaining payment from the subject Middle Eastern country that would become the ultimate licensee of the product, which the Company believed was imminent, along with auditor and internal control concerns about whether the License Agreement was collectible or bookable and the sales of certain shares of  the Company’s common stock by four members of management during this period as outlined below. Based upon this line of examination, there is a reasonable likelihood that the SEC may recommend some form of legal action against the Company and/or certain members of its management.

Members of management sold an aggregate of 164,500 shares of the Company’s common stock between April 2, 2007, and May 9, 2007, for total proceeds of $337,000.  May 15, 2007, was the date of the filing of the 8-K/A that indicated that payment under the License Agreement had been delayed.

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

NOTE 10 - STOCKHOLDERS’ EQUITY

During the three-month period ended June 30, 2009, the Company issued 20,000 shares of common stock for the exercise of employee stock options, and received cash proceeds of  $2,600.

During the three-month period ended June 30, 2009, the Company issued 214,976 shares of common stock for the exercise of employee stock options issued in a cashless transaction.

During the three-month period ended June 30, 2009, the Company issued 47,306 shares of common stock for services, valued at $28,329, based on the closing price of the Company’s common stock on the date of grant. Of this, $14,211 was for the release of the stock payable liability at March 31, 2009.

During the three-month period ended June 30, 2009, the Company issued 75,000 shares of common stock for a legal settlement, valued at $63,750, based on the closing price of the Company’s common stock on the date of grant. This was for the release of the stock payable liability at March 31, 2009.

During the three-month period ended June 30, 2009, the Company expensed amounts related to stock options granted in prior periods in accordance with FAS 123(R), valued at $114,163.

On January 1, 2006, the Company adopted FAS 123(R), Accounting for Stock-Based Compensation ,” which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. FAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation , and supersedes APB 25, Accounting for Stock Issued to Employees. The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with FAS 123(R).  FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 11 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended June 30, 2009 and 2008, are based on 37,721,262 and 32,657,473, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

NOTE 12  – DEPRECIATION AND AMORTIZATION EXPENSE

During the period ended June 30, 2009, the Company had depreciation expense of $27,410.  This amount was related to depreciation of fixed assets, educational software, and intellectual property for the quarter.

NOTE 13 – CHANGE IN ACCOUNTING POLICY

Effective April 1, 2009, the Company changed its revenue recognition policy to recognize product revenue when the weighted average cost of goods reached 100% shipped. The Company continues to rely on Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements, in which revenue is recognized when it is realizable and when earned. We believe this change to be more conservative and will not create a material effect on our financial statements. In addition, it will allow for revenue to be uniformly applied Company wide and allow for greater transparency to users of the financial statements, in that it is less complicated and a more commonly used manner of recognition.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 11, 2009, and has concluded that there are none.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all matters discussed in this report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in the Company’s Securities and Exchange Commission filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contained in our Form 10-K for the year ended March 31, 2009.

Plan of Operation

PCS intends to continue to operate in the same manner as prior years, conducting on-going research into the needs of the education market in order to identify viable business opportunities. The Company will continue with the development of varying product lines to further complement and grow the current product lines as well as enhance marketing efforts to more effectively penetrate the world market. PCS LabMentors will continue to expand into the collegiate market in addition to undertaking new projects with existing customers for an increased revenue base. At the same time, due to conditions in the general economy, and in keeping in line with our competitors and other companies in the educational market space, we are instituting essential cost saving programs, which will stay in place until revenues return to pre-recession levels.

Results of Operations

The quarter ended June 30, 2009, resulted in a net loss of ($449,682) as compared to the net loss during the quarter ended June 30, 2008, of ($338,663). The Company has increased its losses from the prior fiscal year, same three-month period by $111,019, or approximately thirty three percent (33%).  The Basic Loss per Share for the quarter ended June 30, 2009, is ($0.01), which is equivalent to the ($0.01) loss per share for the three-month period ended June 30, 2008.

The non-GAAP financial measure of Earnings Before Interest, Taxes, and Depreciation (EBITDA) for the three-month period ended June 30, 2009, was a loss of approximately ($427,165), as compared to the EBITDA loss for the three month period ended June 30, 2008, of approximately ($305,789).

The non-GAAP financial measure of Earnings Before Interest, Taxes, Depreciation, FAS123(R) Option/Warrant Expense, and Stock Compensation for the three-month period ended June 30, 2009, was a loss of approximately ($299,009) as compared to the Earnings Before Interest, Taxes, Depreciation, FAS123(R) Option/Warrant Expense, and Stock Compensation for the three-month period ended June 30, 2008, of approximately ($208,594).

Revenues for the three-month period ended June 30, 2009, decreased to $464,882 or by approximately $475,898, or fifty-one percent (51%) as compared to revenues of $940,780 for the three-month period ended June 30, 2008.  This decrease is attributable to the hesitation surrounding the general economy, a change in federal and state funding schedules, as well as a decrease in the expenditure of grant monies by some school districts. We do not believe these circumstances are recurring.

Operating expenses for the three-month period ended June 30, 2009, decreased by approximately $7,605 or one percent (1%) to $717,366 as compared to operating expenses of $724,971 for the three-month period ended June 30, 2008 . This decrease was partially due to a decrease in payroll of 10% for employees and 20% for management in an effort to respond to the changing economic climate, as well as the implementation of a more direct and structured marketing strategy.

Liquidity

As of June 30, 2009, we had $592,301 in cash, with total current assets of $1,087,019 and total current liabilities of $742,716. We have an accumulated deficit of ($30,965,577) and stockholders’ equity of $912,228.

The Company has a current ratio of 1.46. The ratio indicates that we have effectively managed debt and have available resources to help continue company growth through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $344,303 at June 30, 2009. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

               The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4T.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our chief executive officer and our acting CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals

Based on that evaluation, Anthony A. Maher, the chief executive officer and our acting CFO, concluded that, as of June 30, 2009 our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting .

Our management, with the participation of the chief executive officer and our acting CFO, has concluded there were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(ii)   Pending non-public SEC investigation: There is a pending non-public investigation by the SEC under an order dated July 24, 2008, to determine whether there have been any violations by the Company or members of its management or staff of certain provisions of the Securities Act and the Exchange Act, respecting disclosures made by the Company in its 8-K Current Report dated March 27, 2007, of material facts related to its March 28, 2007, Press Release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”), including a number of rules of the SEC promulgated under the Exchange Act respecting book and record keeping procedures, transactions, internal controls and certain matters related to its relationships with its prior auditors, all apparently related to the PCS ME disclosures and agreements and the accounting treatment of these matters and sales of shares of common stock by members of management during this period of time.  The amount due under the License Agreement was not paid when due as disclosed in the Company’s 8-K/A Current Report dated March 27, 2007, and filed with the SEC on May 17, 2007.  The Company had a prior five-year relationship with PCS ME at the time of the announcement of the License Agreement. Except for a loan made by the Company of $250,000 to PCS ME and Mohamed Yasser Refai, its principal and principal owner, jointly, on or about October 1, 2007, and disclosed in the Company’s 8-K Current Report of that date, the Company had and currently has no interest in PCS ME.  The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and secured by an Assignment of Equity amounting to a 25% interest in PCS ME; the loan was written off on December 31, 2007, when not paid.  However, the Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products for approximately $160,000 since 2007.  The Company and PCS ME also continue to work on completing the entire License Agreement disclosed on March 27, 2007, and the over-all project that is tied to that agreement.  The disclosed License Agreement was never booked in the Company’s “public” financial statements as it was not paid by the time its audit at March 31, 2007, was completed; nor was the Press Release approved by the Company’s auditors prior to its dissemination on March 28, 2007; and because the $250,000 loan to PCS ME was not paid when due, it was written off.  Management believes that it acted reasonably in making the disclosures relative to these matters; however, no assurance can be given that the SEC will not determine that the Company and members of management have violated applicable securities laws, rules and regulations in connection with the foregoing, and that an enforcement proceeding will not be instituted against the Company or members of its management in the future that could have an adverse effect on its business and financial condition or otherwise. Depositions of certain directors and executive officers were taken by the SEC in late June, 2009, and focused on what the SEC believes to be apparent discrepancies in the factors upon which the Company relied upon in forming its reasonable basis for announcing the License Agreement, including that payment under the License Agreement was contingent upon PCS ME obtaining payment from the subject Middle Eastern country that would become the ultimate licensee of the product, which the Company believed was imminent, along with auditor and internal control concerns about whether the License Agreement was collectible or bookable and the sales of certain shares of  the Company’s common stock by three members of management during this period as outlined below. Based upon this line of examination, there is a reasonable likelihood that the SEC may recommend some form of legal action against the Company and/or certain members of its management.

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

Item 2. Recent Sale of Unregistered Securities.

          Sales of Unregistered Securities During the Last Quarter.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Consultants (1)	38,264	$ 9,305	-	-
Employee (2)	9,042	$ 6,536	-	-
Employee (3)	234,976	$ 2,600	-	-
Settlement (4)	102,726	$ 90,409	-	-

  (1)These shares were issued in exchange for services.

  (2)These shares were  issued in exchange for services.

  (3)These shares were issued due to the exercise of stock options, of which 214,976 shares of common stock were issued in a cashless transaction.

  (4)These shares were issued to release the stock payable liability at March 31, 2009.

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

At the Annual Meeting, one proposal was brought forth for vote by the shareholders. This item of business was to re-elect the Board of Directors until the next annual meeting.  Of the total number of proxies received, each member of the Board of Directors’ standing for election had received in excess of 19,300,000 votes in favor. The Board of Directors was re-elected as follows:

Board of Directors	For	Against	Abstain

Anthony A. Maher	19,396,500	129,117	-
Donald J. Farley	19,337,976	137,541	100
Cecil D. Andrus	19,457,140	68,377	100
Dehryl A. Dennis	19,498,140	27,377	100
Michael K. McMurray	19,449,253	68,617	100

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Identification of Exhibit

18 31 32

Preferability Letter regarding change in accounting principal from independent auditor. Filed herewith.

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

PCS EDVENTURES!.COM, INC.

Dated:	August 12, 2009	By:	/s/ Anthony A. Maher
Anthony A. Maher
CEO, President, Chairman of the Board of Directors, and acting CFO (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 12, 2009	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	August 12, 2009	By:	/s/ Cecil D Andrus
Cecil D. Andrus
Director

Dated:	August 12, 2009	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	August 12, 2009	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director