Form 10-Q
period 2009-09-30
PCS EDVENTURES COM INC
filed 2009-11-16
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 sebsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November  10, 2009

38,959,054 Shares of Common Stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	September 30, 2009	March 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$ 104,194	$ 548,443
Accounts receivable, net of allowance for doubtful accounts of $1,573	498,172	339,430
Interest receivable	1,707	2,650
Prepaid expenses	7,960	17,824
Deferred costs	25,432	792
Finished goods inventory	236,020	268,143
Other receivable	91	-
Total Current Assets	873,576	1,177,282

FIXED ASSETS, net of accumulated depreciation of $127,930 and $110,424, respectively	145,988	113,662
EDUCATIONAL SOFTWARE net of accumulated amortization of $202,764 and $162,531, respectively	209,873	161,610
INTELLECTUAL PROPERTY, net of accumulated amortization of $503,885 and $466,385, respectively	-	37,500
GOODWILL	202,688	202,688

OTHER ASSETS
Mold cost	25,867	28,134
Deposits	7,371	7,371
Employee advance	7,000	-
Total Other Assets	40,238	35,505
TOTAL ASSETS	$ 1,472,363	$ 1,728,247

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	September 30, 2009	March 31, 2009
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 267,194	$ 213,581
Accrued compensation	5,738	6,960
Payroll liabilities payable	11,983	12,377
Accrued expenses	151,512	146,847
Deferred revenue	334,239	97,603
Notes payable	-	6,142
Total Current Liabilities	770,666	483,510
Total Liabilities	770,666	483,510

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	32,087,461	31,658,921
authorized shares, 38,400,120 and 37,660,200 shares issued and outstanding, respectively
Stock payable	27,743	90,409
Accumulated comprehensive loss	(3,041)	(32,195)
Accumulated deficit	(31,410,466)	(30,472,398)
Total Stockholders' Equity	701,697	1,244,737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,472,363	$ 1,728,247

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(unauditd)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Lab revenue	$ 774,887	$ 1,005,868	$ 1,214,911	$ 1,893,613
License revenue	24,834	51,179	49,692	104,214
Total Revenues	799,721	1,057,047	1,264,603	1,997,827

COST OF SALES, exclusive of depreciation shown below	377,053	377,557	607,961	932,214

GROSS PROFIT	422,668	679,490	656,642	1,065,613

OPERATING EXPENSES
Salaries and wages	292,097	256,937	592,674	543,303
Bad debt expense	-	24,928	-	24,928
Depreciation and amortization expense	27,967	37,648	55,377	75,400
Loss on stock compensation	9,737	-	12,477	-
General and administrative expenses	554,003	488,559	940,662	889,412
Total Operating Expenses	883,804	808,072	1,601,190	1,533,043

OPERATING LOSS	(461,136)	(128,582)	(944,548)	(467,430)

OTHER INCOME AND EXPENSES
Interest income	877	5,430	5,633	10,308
Other income	15,391	-	44,345	315
Other expense	-	5,008	-	-
Total Other Income and Expenses	16,268	10,438	49,978	10,623

NET LOSS	(444,868)	(118,144)	(894,570)	(456,807)
Foreign currency translation	13,536	(17,568)	29,154	(16,199)
NET COMPREHENSIVE LOSS	$ (431,332)	$ (135,712)	$ (865,416)	$ (473,006)

Basic Loss per Share	($0.01)	($0.00)	($0.03)	($0.01)
Weighted Average Number of Shares Outstanding	37,708,335	37,404,875	37,723,953	37,565,780

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statement of Stockholders’ Equity

(unaudited)

					Other	Total
	Common Stock		Stock	Accumulated	Comprehensive	Stockholder’s
	(shares)	(amount)	Payable	Deficit	Income	Equity

Balance at March 31, 2009	37,660,200	$ 31,658,921	$ 90,409	$ (30,472,398)	$ (32,195)	$ 1,244,737

Change in Accounting Policy	-	-	-	(43,498)	-	(43,498)

Stock for Services	127,300	100,692	(9,192)	-	-	91,500

Stock for Settlement	75,000	63,750	(63,750)	-	-	-

Stock for Exercise of Options	491,498	10,177	7,544	-	-	17,721

Stock for Employee Bonus	46,122	40,473	2,732	-	-	43,205

Option Expense	-	213,448	-	-	-	213,448
						-
Foreign Currency Translation	-	-	-	-	29,154	29,154
						-
Net Loss	-	-	-	(894,570)	-	(894,570)
						-
Balance at September 30, 2009	38,400,120	$ 32,087,461	$ 27,743	$ (31,410,466)	$ (3,041)	$ 701,697

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (894,570)	$ (456,807)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	55,377	75,400
Amortization of fair value of stock options	213,448	264,683
Stock and options issued for trade services	142,249	24,193
Change in accounting policy	(43,498)	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(158,833)	515,828
(Increase) decrease in prepaid expenses	9,864	-
(Increase) decrease in interest receivable	944	-
(Increase) decrease in other receivables	-	13,829
(Increase) decrease in inventories	34,390	(61,823)
Increase in deferred costs	(24,640)	(42,809)
(Decrease) increase in accounts payable and accrued liabilities	56,661	(103,821)
Increase (decrease) in unearned revenue	236,636	(111,465)
(Increase) decrease in other assets	(7,000)	(12,408)
Net Cash Provided (Used) by Operating Activities	$ (378,972)	$ 104,800

CASH FLOWS FROM INVESTING ACTIVITIES
Cash outflow from software purchase	-	(85,000)
Cash outflow from fixed asset purchase	(98,466)	-
Net Cash Used by Investing Activities	(98,466)	(85,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(6,142)	(8,507)
Proceeds from common stock, exercise of options, and warrant conversion	10,177	397,300
Net Cash Provided by Financing Activities	4,035	388,793

Foreign currency translation	29,154	16,199
Net Increase (Decrease) in Cash	(444,249)	424,792
Cash at Beginning of Year	548,443	1,082,622
Cash at End of Year	$ 104,194	$ 1,507,414

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(unaudited)

For the Six Months Ended
September 30,
NON-CASH TRANSACTIONS:	2009	2008
Stock for payable	$ 90,409	$ -

CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The September 30, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K of the Company for the year ended March 31, 2009. The September 30, 2009, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the six-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

During the fiscal quarter ended September 30, 2009, the Company continued to strengthen its strategic alliances with K’NEX, Science Demo, fischertechnik, MR Block, Integrating Technology, Minds-i, Follette, and Eduwise for further product development and enhancement. The Company has developed and continues to refine defined plans to align product development and marketing efforts to further penetrate the educational market. The marketing campaign is focused on distinct segments within the education market to more clearly communicate the products’ competitive positioning in both the Domestic and International markets. Additionally, the Company is actively developing branding, product identity, and messaging that is specifically aligned to target market segments.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

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

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	September 30,	March 31,
	2009	2009
Computer/office equipment	$ 12,800	$ 19,606
Server equipment	139,090	114,105
Software	122,028	90,375
Accumulated depreciation	(127,930)	(110,424)
Total Fixed Assets	$ 145,988	$ 113,662

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

NOTE 7 - GOODWILL

The goodwill balance of $202,688 at September 30, 2009, is related to the Company’s acquisition of PCS LabMentors in December 2005. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, additional cost optimization, and greater market flexibility in optimizing market information and access to collegiate level sales.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

 (unaudited)

NOTE 7 – GOODWILL (continued)

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

NOTE 8 - ACCRUED EXPENSES

  Accrued expenses for the periods are as follows:

	September 30,	March 31,
	2009	2009
Credit card debt	$ 29,222	$ 33,722
Professional fees: legal	-	22,203
Director fees	122,207	92,207
Sales tax payable	83	-
GST payable	-	(1,285)
Total Accrued Expenses	$ 151,512	$ 146,847

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012.

Fiscal Year	Yearly Obligation
2010	$ 116,546
2011	119,892
2012	123,238
2013	20,633
Total	$ 380,309

Rent expense for the corporate offices was $29,800 and $28,439 for the quarters ended September 30, 2009 and 2008, respectively, under this lease arrangement.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

 (unaudited)

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,510/month through February 28, 2010. Rent expense was $5,136 and $4,926 for the quarters ended September 30, 2009 and 2008, respectively.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,200 square feet and is on a month to month lease. The agreement requires a three-month notification of intent to vacate.  Rent obligations are $600/month. It is the intent of LabMentors to change office space effective April 1, 2010.  Rent expense was $3,439 and $5,260 for the six months ended September 30, 2009 and 2008, respectively.

b. Litigation

(i)   PCS Edventures!.com Inc., v. Jackie DeLuna and Infusing Technology K12, LLC (United States District Court for the district of Idaho, Case NO. CV-08-00379-BLW).  The Company initiated this trademark infringement suit against defendants. Defendants asserted counterclaims for trademark and copyright infringement, misappropriation of trade secrets, and breach of contract claims based on alleged underpayment of royalties under two license agreements with the Company and sought an accounting.  The parties settled their dispute pursuant to an agreement that does not involve payment of money by either party.  The Court dismissed the case with prejudice on November 9, 2009.  See Note 14, Subsequent Events.

(ii)   Status of SEC investigation:  As previously reported, the SEC staff has been conducting a non-public investigation to determine whether the Company or members of its management or staff violated certain provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934, respecting disclosures made by the Company in its 8-K Current Report dated March 27, 2007 related to its March 28, 2007 Press Release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”).  The investigation has focused on SEC rules promulgated under the Exchange Act respecting book and record-keeping procedures, transactions, internal controls and certain matters related to the Company’s relationships with its prior auditors, all apparently related to the PCS ME disclosures and agreements and the accounting treatment of these matters, and sales of shares of common stock by members of management following the issuance of the press release.

The amount due under the License Agreement was not paid when due, as disclosed in the Company’s 8-K/A Current Report dated March 27, 2007 and filed with the SEC on May 17, 2007.  Members of management sold an aggregate of 161,500 shares of the Company’s common stock between April 2, 2007 and May 9, 2007, for total proceeds of $330,460.  The License Agreement revenue was never booked in the Company’s public financial statements, as the payments was not received by the time the audit of the Company’s March 31, 2007 fiscal year end financial statements was completed

The Company had a prior five year relationship with PCS ME at the time of the announcement of the License Agreement, including implementation of several pilot programs in Saudi Arabia schools in 2005 and 2006 and receipt of a December 27, 2006 letter from the Saudi Ministry of Education to the Ministry of Education Contacting Department supporting PCS proposals advanced by PCS ME.  The Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products to PCS ME for approximately $160,000 since 2007.  The Company extended a $250,000 loan jointly to PCS ME and its principal owner, Mohamed Yasser Refai, on or about October 1, 2007, as disclosed in the Company’s 8-K Current Report of that date. The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and was secured by an Assignment of Equity amounting to a 25% interest in PCS ME.  Because the $250,000 loan to PCS ME was not paid when due, it was written off as of December 31, 2007; and the Company had and currently has no interest in PCS ME. The Company and PCS ME continue to work on completing the entire License Agreement disclosed on March 27, 2007 and the over-all project in the Kingdom of Saudi Arabia that is tied to that agreement.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

 (unaudited)

Depositions of certain directors and executive officers were taken by the SEC staff in late June 2009, and focused on what the SEC believes to be apparent discrepancies in the factors upon which the Company relied upon in forming its reasonable basis for announcing the License Agreement (including that payment under the License PCS Agreement was contingent upon PCS ME obtaining payment from the Kingdom of Saudi Arabia that would become the end-user of the Company’s products, which the Company believed was imminent), along with auditor and internal control concerns about whether the License Agreement was collectible or bookable and the sales of certain shares of  the Company’s common stock by three members of management during this period as outlined below.

In October 2009, the SEC staff issued Wells Notices to the Company and certain of its management that the staff intends to recommend that the Commission commence enforcement proceedings.  See Note 14 - Subsequent Events.  Although the Company will attempt to reach an agreement with the SEC to resolve this matter without litigation, there is a reasonable likelihood that the SEC will recommend some form of legal action against the Company and/or certain members of its management.  No assurance can be given that the SEC will not determine that the Company and members of management have violated applicable securities laws, rules and regulations in connection with the foregoing, and that enforcement proceedings will not be instituted against the Company or members of its management in the future that could have an adverse effect on its business and financial condition or otherwise.

NOTE 10 - STOCKHOLDERS’ EQUITY

During the six-month period ended September 30, 2009, the Company issued 42,921 shares of common stock for the exercise of employee stock options, and received cash proceeds of  $10,177.

During the six-month period ended September 30, 2009, the Company issued 448,577 shares of common stock for the exercise of employee stock options issued in cashless transactions.

During the six-month period ended September 30, 2009, the Company issued 46,122 shares of common stock as additional compensation to employees valued at $40,473, based on the closing price of the Company’s common stock on the date of grant.

During the six-month period ended September 30, 2009, the Company issued 127,300 shares of common stock for services, valued at $100,692, based on the closing price of the Company’s common stock on the date of grant. Of this, $26,659 was for the release of the stock payable liability at March 31, 2009.

During the six-month period ended September 30, 2009, the Company issued 75,000 shares of common stock for a legal settlement, valued at $63,750, based on the closing price of the Company’s common stock on the date of grant. This was for the release of the stock payable liability at March 31, 2009.

During the six-month period ended September 30, 2009, the Company expensed amounts related to stock options granted in prior periods, valued at $213,448.

NOTE 11 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended September 30, 2009 and 2008, are based on 37,708,335 and 37,404,875, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

Basic and diluted net loss per common share for the six-month periods ended September 30, 2009 and 2008, are based on 37,723,953 and 37,565,780, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

 (unaudited)

NOTE 12  – DEPRECIATION AND AMORTIZATION EXPENSE

During the three-month period ended September 30, 2009, the Company had depreciation expense of $27,410.  This amount was related to depreciation of fixed assets, educational software, and intellectual property for the quarter.

During the-six-month period ended September 30, 2009, the Company had depreciation expense of $55,377. This amount was related to depreciation of fixed assets, educational software, and intellectual property for the period.

NOTE 13 – CHANGE IN ACCOUNTING POLICY

Effective April 1, 2009, the Company changed it’s revenue recognition policy to recognize product revenue when the weighted average cost of goods reached 100% shipped. This change created an immaterial increased loss of $(43,498) which was treated retrospectively.  We believe this change to be more conservative and will not create a material effect on our financial statements. In addition, it will allow for revenue to be uniformly applied Company wide and allow for greater transparency to users of the financial statements, in that it is less complicated and a more commonly used manner of recognition.

NOTE 14 - SUBSEQUENT EVENTS

PCS Edventures!.com, Inc., v. Jackie Deluna and Infusing Technology K12, LLC (United States District Court for the District of Idaho, Case No. CV-08-00379-BLW).  The Company initiated this trademark infringement suit against defendants.  Defendants asserted counterclaims for trademark and copyright infringement, misappropriation of trade secrets, and breach of contract claims based on alleged underpayment of royalties under two license agreements with the Company and sought an accounting.  The parties settle their dispute pursuant to an agreement that does not involve payment of money by either party.  The Court dismissed the case with prejudice on November 9, 2009.

(ii)

SEC issuance of Wells notices:    As  reported in the Company’s Form 8-K Current Report filed October 19, 2009 and the press release filed as an exhibit to that report:  On October 16, 2009, the Company received a “Wells Notice” from the Salt Lake regional office staff (“Staff”) of SEC, informing PCS of the Staff’s intention to recommend to the Commission that the SEC bring a civil injunctive action against PCS alleging that it violated Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder.

The Wells Notice was issued in connection with a previously disclosed investigation into possible violations of federal securities laws stemming from disclosures made by PCS in its 8-K Current Report dated March 27, 2007 and in a related Press Release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”), subsequent sales of PCS stock by certain PCS officers and directors, book and record-keeping procedures and internal controls relating to revenue recognition from the License Agreement, and later disclosures concerning the License Agreement.   PCS has been informed that, as a result of the investigation, Wells Notices were also issued to the Chairman of the Board/Chief Executive Officer; the Executive Vice President/Chief Technology Officer; a Director; and a former officer.

Information about the investigation was previously disclosed in Part I Item 3 of PCS’ 10-K Annual Report for the fiscal year ended March 31, 2009, in Part II Item 1 of its 10-Q Quarterly Report for the quarter ended June 30, 2009, and in footnotes to PCS’ consolidated financial statements contained in those reports.  PCS has cooperated fully in providing information and documentation to the Staff during the SEC’s investigation.

In connection with the contemplated recommendation, the Staff may seek remedies including, among other things, a permanent injunction against future violations of federal securities laws, civil monetary penalties and, in the case of the individual Wells Notice recipients, disgorgement of PCS stock sale proceeds and a bar against continued service as officers or directors of PCS.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

 (unaudited)

Under a process established by the SEC, PCS and each of the other recipients of the Wells Notices have the opportunity to submit any reasons of law, policy or fact why they believe that a civil injunctive action should not be brought (a “Wells Submission”) before the Staff makes its recommendation to the Commission regarding what action, if any, should be brought.   PCS intends to make a Wells Submission and will endeavor to reach a resolution with the Staff before any action is filed, but cannot guarantee that it will be able to do so.  There can be no assurance that the SEC will not decide to bring an action against PCS and/or the officers and directors who have also received Wells Notices.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC investigation and any subsequent SEC enforcement actions.   The costs incurred by PCS in addressing the SEC investigation and possible enforcement proceedings, including the anticipated costs of indemnification of PCS’ officers and directors, will likely have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).  The investigation and possible enforcement proceedings could result in adverse publicity and divert the efforts and attention of PCS’ executive management team from ordinary business operations.

PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation, including defense costs, based on its contention that PCS did not give it timely notice of the SEC’s formal non-public order commencing the investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position and is continuing its efforts to require the insurer to satisfy its contractual obligations.   There can be no assurance that the insurer will reimburse the legal expenses associated with the SEC investigation or any subsequent enforcement action that may be commenced in the future.

(iii)

 Free Trading Stock As a cost-cutting measure and to avoid layoffs of employees, the Company reduced the salaries of the Company’s officers and its other employees (collectively, “Employees”) by 20% and 10%, respectively, beginning in May 2009 and continuing to date.

To motivate such officers and Employees to continue to work for the Company and to continue to work efficiently and productively, the Company offered to issue to each such Employee, for each payroll period, PCS common stock with a current fair market value corresponding to the amount of the Employee’s salary reduction, and to allow each such Employee to elect to receive either “free trading” PCS common stock at then current market value or restricted PCS common stock at a 20% discount to then current market value.  The Company’s management erroneously believed that the Company could issue “free trading” stock pursuant to the Company’s Form S-8 registration statement as filed with the SEC on May 21, 2004 and amended by Form S-8A filed January 4, 2008 (the “2004 Form S-8 Registration Statement”).

In early October, management became aware that this belief was incorrect.  Management immediately imposed  a blackout on Employee sales of the unlegended shares and conducted an investigation to determine whether any of those shares had been sold by Employees.  The investigation revealed that two Employees sold a total of 4380 shares of PCS common stock issued by the Company under the mistaken belief that such shares were “free trading” shares.

In conjunction with its investigation, management reported to the board that the Company had issued unlegended certificates representing a total of 222,815 shares of Company common stock to employees and independent contractors  in other instances during the period from August 2006 through April 2009 in the belief that such shares could be issued as “free trading” shares under the 2004 Form S-8 Registration Statement.  Of those shares, 33,673 shares (issued in 2007) were held by the recipients for less than six months, 75,000 shares (issued in 2009) were held by a non-affiliate for more than six months, and the remaining shares were held more than one year or continue to be held by the recipients as of September 30, 2009.  The 33,673 shares issued in 2007 were transferred more than one year prior to the date of this Quarterly Report; and the Company is advised by counsel that rescission claims by the transferees based on the sale of unregistered securities are barred by applicable federal and state statutes of limitation.  Civil penalties could be assessed by the SEC in connection with such resales if they

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

 (unaudited)

did not comply with Rule 144 under the Securities Act of 1933 or were not otherwise exempt pursuant to Section 4(1) of the Securities Act of 1933.

At the annual meeting of the Company’s shareholders on August 27, 2009, the shareholders approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“2009 Plan”) which authorizes the board of directors to grant stock awards purely as a “bonus” and not subject to any restrictions or conditions.  The Company intends to file a Form S-8 Registration Statement registering the shares of PCS common stock issued or issuable pursuant to the 2009 Equity Incentive Plan.

The unsold shares of PCS common stock issued to Employees as “free trading” shares to offset salary reductions will be cancelled; and the Company will replace those shares with free trading shares of PCS common stock issued under the 2009 Plan and registered under the new S-8 Registration Statement in those amounts and to those Employees who elected to receive free trading shares to offset their salary reduction.

The board of directors has reaffirmed and directed that all commitments and recommendations to issue Company’s common stock must be pre-approved by the board.  The board also directed the Company (i) to use reasonable best efforts to identify the purchasers of the 4380 shares of PCS stock that were designated “free trading” shares and that were previously sold by Employees during 2009 and (ii) if such purchasers can be identified without undue cost or diversion of Company’s employees from their regular duties, to offer to repurchase those shares from each such purchaser for the amount paid by such purchaser if the purchaser still owns the stock or, if the purchaser no longer owns the stock, the difference between the amount paid by the purchaser and the amount received upon resale.

The board of directors has authorized the continuation of management’s plan to avoid layoffs of knowledgeable and dedicated Employees by offering to offset salary reductions by issuing Company stock pursuant to the 2009 Plan in order to retain such employees and reward them for continued efforts on behalf of the Company.

(iv) Stock Issuance

On October 28, 2009, the Company issued 460,000 shares of common stock for the conversion of A Warrants valued at $312,800.

During the month of October 2009, the Company issued 27,076 shares of common stock for the exercise of employee stock options, valued at $9,866.

On October 1, 2009, the Company issued 54,886 shares of common stock for the exercise of employee stock options issued in cashless transactions.

On October 8, 2009, the Company issued 6,972 shares of common stock as additional compensation to employees valued at $7,190, based on the closing price of the Company’s common stock on the date of grant.

On November 10, 2009, the Company issued 10,000 shares of common stock for services, valued at $11,800, based on the closing price of the Company’s common stock on the date of grant.

(v) Amendment to B Warrants

Effective as of October 8, 2009, the Company entered into a Warrant Amendment Agreement (the “Agreement”) with Burlingame Equity Investors, LP, a Delaware limited partnership (“Burlingame”).   Burlingame is the holder of the Company’s Common Stock Purchase Warrant “B” (the “B Warrant”), giving it the right to purchase up to 2,300,000 shares of the Company’s common stock.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2009

 (unaudited)

Under the terms of the Agreement, the parties agreed to amend the B Warrant as follows:

(a)  the expiration date of the B Warrant was extended from December 31, 2009, to December 31, 2010, subject to the right to further extend the expiration date to December 31, 2011, upon mutual written consent of the parties;

(b)  the exercise price of the B Warrant was reduced from $0.97 per share to $0.68 per share; and

(c)  the average quarterly closing price that triggers the Company’s right to call the warrants was reduced from $1.26 per share of common stock to $1.00 per share.

There are no additional subsequent events to report through November 16, 2009, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all matters discussed in this Quarterly Report, that are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this Quarterly Report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, including, but not limited to those related to the SEC’s Wells Notices weather conditions and other uncertainties, including those detailed in the Company’s SEC filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contained in our Form 10-K for the year ended March 31, 2009.

Plan of Operation

PCS intends to continue to conduct on-going research into the ever-changing needs of the education market in our domestic and international business in order to identify and exploit viable business opportunities. The Company will accelerate its development of varying product lines to further complement and grow the current product lines as well as enhance marketing efforts to more effectively penetrate the world market. PCS LabMentors will continue to expand into the collegiate market in addition to undertaking new projects with existing customers for an increased revenue base. At the same time, due to conditions in the general economy,  we are instituting essential cost saving programs, and efficiency improvement programs which will stay in place until revenues return to pre-recession levels.

Results of Operations

The quarter ended September 30, 2009, resulted in a net loss of ($444,868) as compared to the net loss during the quarter ended September 30, 2008, of ($118,144).  The Company has increased its losses from the prior fiscal year, same three-month period by ($326,724), or approximately two hundred seventy -six percent (276%).  The Basic Loss per Share for the quarter ended September 30, 2009, is ($0.01), which is a ($0.01) decrease in value per share from the three-month period ended September 30, 2008, of ($0.00) per share.

The six-month period ended September 30, 2009, resulted in a net loss of ($894,570) as compared to the net loss during the six-month period ended September 30, 2008, of ($456,807).  The Company has increased its losses from the prior fiscal year, same six-month period by ($437,763), or approximately ninety–six percent (96%).  The Basic Loss per Share for the six-month period ended September 30, 2009 is ($0.03), which is a ($0.02) decrease in value per share from the six-month period ended September 30, 2008, of ($0.01) per share.

The non-GAAP financial measure of Earnings Before Interest, Taxes, and Depreciation (EBITDA) for the three-month period ended September 30, 2009, was a loss of approximately ($417,799), as compared to the EBITDA for the three-month period ended September 30, 2008, of approximately ($85,925).

The non-GAAP financial measure of Earnings Before Interest, Taxes, Depreciation, Option/Warrant Expense, Stock Compensation, and Loss on Inventory mark to market for the three-month period ended September 30, 2009, was a loss of approximately ($306,878) as compared to the Earnings Before Interest, Taxes, Depreciation, Option/Warrant Expense, Stock Compensation, and Loss on Inventory mark to market for the three-month period ended September 30, 2008, a gain of approximately $81,563.

Three-month period ended September 30, 2009, compared to three-month period ended September 30, 2008.

Revenues for the three-month period ended September 30, 2009, decreased to $799,721 or by approximately ($257,326), or twenty-four percent (24%) as compared to revenues of $1,057,047 for the three-month period ended September 30, 2008.  This decrease is attributable to the  fear surrounding the general economy, a change in federal and state funding schedules, as well as a decrease in the expenditure of grant monies by some school districts. Although we have the sense this set of circumstances is beginning to improve for us.

Operating expenses for the three-month period ended September 30, 2009, increased by approximately $75,732 or nine percent (9%) to $883,804 as compared to operating expenses of $808,072 for the three-month period ended September 30, 2008.

Six-month period ended September 30, 2009, compared to six-month period ended September 30, 2008.

Revenues for the six-month period ended September 30, 2009, decreased to $1,264,603 or by approximately ($733,224), or thirty-seven percent (37%) as compared to revenues of $1,997,827 for the six-month period ended September 30, 2008.  This decrease is attributable to the hesitation surrounding the general economy, a change in federal and state funding schedules, as well as a decrease in the expenditure of grant monies by some school districts. We do not believe these circumstances are recurring as evidenced by a strengthening economy and an increase of revenue from FY2010 Q1 to FY2010 Q2 of approximately $334,837.

Operating expenses for the six-month period ended September 30, 2009, increased by approximately $68,147 or four percent (4%) to $1,601,190 as compared to operating expenses of $1,533,043 for the six-month period ended September 30, 2008. This increase is due to increased legal expenses as related to the SEC investigation, as previously mentioned, but was offset by cost cutting and other operational efficiency measures that became effective May 1, 2009. In addition, salaries and wages increased by $49,372 or nine percent (9%) due to staff increase within LabMentors. This increase is offset by the Atlantic Canada Opportunities Agency, Atlantic Investment Partnership. Under this program eighty-three percent (83%) of the additional employees salary is reimbursed. The reimbursement is non-interest bearing and non-refundable. The income from this program is reported under Other Income.

Liquidity

As of September 30, 2009, we had $104,194 in cash, with total current assets of $873,576 and total current liabilities of $770,666. We have an accumulated deficit of ($31,410,466) and stockholders’ equity of $701,697.

The Company has a current ratio of 1.13. The ratio, while lower than in the past, indicates that we have worked hard managing debt, and have utilized available resources well in an effort to continue Company growth through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $102,910 at September 30, 2009. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4T.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our chief executive officer and our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and  operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals

Based on that evaluation, Anthony A. Maher, the chief executive officer and acting CFO, concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, and our  Audit Committee as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting .

Our management, with the participation of the chief executive officer and the Audit Committee, has concluded there were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

(i)   PCS Edventures!.com Inc., v. Jackie DeLuna and Infusing Technology K12, LLC (United States District Court for the District of Idaho, Case NO. CV-08-00379-BLW).  The Company initiated this trademark infringement suit against defendants. Defendants asserted counterclaims for trademark and copyright infringement, misappropriation of trade secrets, and breach of contract claims based on alleged underpayment of royalties under two license agreements with the Company and sought an accounting.  The parties settled their dispute pursuant to an agreement that does not involve payment of money by either party.  The Court dismissed the case with prejudice on November 9, 2009.  See Note 14: Subsequent Events.

(ii)   Status of SEC investigation; issuance of Wells Notices: As previously reported, the SEC staff has been conducting a non-public investigation to determine whether the Company or members of its management or staff violated certain provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934, respecting disclosures made by the Company in its 8-K Current Report dated March 27, 2007 related to its March 28, 2007 Press Release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”).  The investigation has focused on SEC rules promulgated under the Exchange Act respecting book and record-keeping procedures, transactions, internal controls and certain matters related to the Company’s relationships with its prior auditors, all apparently related to the PCS ME disclosures and agreements and the accounting treatment of these matters, and sales of shares of common stock by members of management following the issuance of the press release.

The amount due under the License Agreement was not paid when due, as disclosed in the Company’s 8-K/A Current Report dated March 27, 2007 and filed with the SEC on May 17, 2007.  Members of management sold an aggregate of 161,500 shares of the Company’s common stock between April 2, 2007 and May 9, 2007, for total proceeds of $330,460.  The License Agreement revenue was never booked in the Company’s public financial statements, as the payments was not received by the time the audit of the Company’s March 31, 2007 fiscal year end financial statements was completed

The Company had a prior five year relationship with PCS ME at the time of the announcement of the License Agreement, including implementation of several pilot programs in Saudi Arabia schools in 2005 and 2006 and receipt of a December 27, 2006 letter from the Saudi Ministry of Education to the Ministry of Education Contacting Department supporting PCS proposals advanced by PCS ME.  The Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products to PCS ME for approximately $160,000 since 2007.  The Company extended a $250,000 loan jointly to PCS ME and its principal owner, Mohamed Yasser Refai, on or about October 1, 2007, as disclosed in the Company’s 8-K Current Report of that date. The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and was secured by an Assignment of Equity amounting to a 25% interest in PCS ME.  Because the $250,000 loan to PCS ME was not paid when due, it was written off as of December 31, 2007; and the Company had and currently has no interest in PCS ME. The Company and PCS ME continue to work on completing the entire License Agreement disclosed on March 27, 2007 and the over-all project in the Kingdom of Saudi Arabia that is tied to that agreement.

Depositions of certain directors and executive officers were taken by the SEC staff in late June 2009, and focused on what the SEC believes to be apparent discrepancies in the factors upon which the Company relied upon in forming its reasonable basis for announcing the License Agreement (including that payment under the License Agreement was contingent upon PCS ME obtaining payment from the Kingdom of Saudi Arabia that would become the end-user of the Company’s products, which the Company believed was imminent), along with auditor and internal control concerns about whether the License Agreement was collectible or bookable and the sales of certain shares of  the Company’s common stock by three members of management during this period as outlined below.

As reported in the Company’s Form 8-K Current Report filed October 19, 2009 and the press release filed as an exhibit to that report:  On October 16, 2009, the Company received a “Wells Notice” from the Salt Lake regional office staff (“Staff”) of the SEC, informing PCS of the Staff’s intention to recommend to the Commission that the SEC bring a civil injunctive action against PCS alleging that it violated Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder.

The Wells Notice was issued in connection with a previously disclosed investigation into possible violations of federal securities laws stemming from disclosures made by PCS in its 8-K Current Report dated March 27, 2007 and in a related Press Release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”), subsequent sales of PCS stock by certain PCS officers and directors, book and record-keeping procedures and internal controls relating to revenue recognition from the License Agreement, and later disclosures concerning the License Agreement.   PCS has been informed that, as a result of the investigation, Wells Notices were also issued to the Chairman of the Board/Chief Executive Officer;  the Executive Vice President/Chief Technology Officer; a Director; and a former officer.

Information about the investigation was previously disclosed in Part I Item 3 of PCS’ 10-K Annual Report for the fiscal year ended March 31, 2009, in Part II Item 1 of its 10-Q Quarterly Report for the quarter ended June 30, 2009, and in footnotes to PCS’ consolidated financial statements contained in those reports.  PCS has cooperated fully in providing information and documentation to the Staff during the SEC’s investigation.

In connection with the contemplated recommendation, the Staff may seek remedies including, among other things, a permanent injunction against future violations of federal securities laws, civil monetary penalties and, in the case of the individual Wells Notice recipients, disgorgement of PCS stock sale proceeds and a bar against continued service as officers or directors of PCS.

Under a process established by the SEC, PCS and each of the other recipients of the Wells Notices have the opportunity to submit any reasons of law, policy or fact why they believe that a civil injunctive action should not be brought (a “Wells Submission”) before the Staff makes its recommendation to the Commission regarding what action, if any, should be brought.   PCS intends to make a Wells Submission and will endeavor to reach a resolution with the Staff before any action is filed, but cannot guarantee that it will be able to do so.  There can be no assurance that the SEC will not decide to bring an action against PCS and/or the officers and directors who have also received Wells Notices.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC investigation and any subsequent SEC enforcement actions.  The costs incurred by PCS in addressing the SEC investigation and possible enforcement proceedings, including the anticipated costs of indemnification of PCS’ officers and directors, will likely have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).  The investigation and possible enforcement proceedings could result in adverse publicity and divert the efforts and attention of PCS’ executive management team from ordinary business operations.

PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation, including defense costs, based on its contention that PCS did not give it timely notice of the SEC’s formal non-public order commencing the investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position and is continuing its efforts to require the insurer to satisfy its contractual obligations.   There can be no assurance that the insurer will reimburse the legal expenses associated with the SEC investigation or any subsequent enforcement action that may be commenced in the future.

Item 2. Recent Sale of Unregistered Securities.

          Sales of Unregistered Securities During the Last Quarter.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Consultants (1)	81,466	$ 63,277	-	-
Employee (2)	45,834	$ 37,415	-	-
Employee (3)	491,498	$ 10,177	-	-
Liability Release (4)	102,726	$ 90,409	-	-

  (1)

These shares were issued in exchange for services.

  (2)

These shares were  issued in exchange for services.

  (3)

These shares were issued due to the exercise of stock options, of which 448,577 shares of common stock were issued in a cashless transaction.

  (4)

These shares were issued to release the stock payable liability at March 31, 2009.

We issued all of these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506 of Regulation D of the SEC, or to persons to whom the issuance of these securities was otherwise exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”); and each such person had prior access to all material information about us prior to the issuance of these securities. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof and Rule 506 of Regulation D of the SEC.  Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of notices, a fee and other administrative documentation like consents to service of process and the like.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 27, 2009, the Company held its Annual Meeting of Shareholders at its principal location in Boise, Idaho.  A quorum was represented at the meeting in person and via proxy.  Of the 37,543,562 shares outstanding at the record date July 15, 2009, 31,399,609 proxies had been received by the Company.

At the Annual Meeting, two proposals were brought forth for vote by the shareholders. The first item of business was to re-elect the Board of Directors until the next annual meeting.  Of the total number of proxies received, each member of the Board of Directors’ standing for election had received in excess of 26,900,000 votes in favor. The Board of Directors was re-elected as follows:

Board of Directors	For	Against	Abstain

Anthony A. Maher	29,830,066	999,012	1,430,461
Donald J. Farley	26,960,628	3,868,450	1,430,461
Cecil D. Andrus	30,792,828	36,250	1,430,461
Dehryl A. Dennis	30,741,728	86,250	1,431,561
Michael K. McMurray	30,777,728	50,250	1,431,561

The second item of business was the adoption by the shareholders of the PCS2009 Equity Incentive Plan. The plan was approved as follows:

	Approval	Non-approval	Withhold Authority

PCS 2009 Equity Incentive Plan	29,830,066	999,012	1,430,461

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

PCS EDVENTURES!.COM, INC.

Dated:	November 16, 2009	By:	/s/ Anthony A. Maher
Anthony A. Maher
CEO, President, Chairman of the Board of Directors, and acting CFO (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November 16, 2009	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	November 16, 2009	By:	/s/ Cecil D Andrus
Cecil D. Andrus
Director

Dated:	November 16, 2009	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	November 16, 2009	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director