Form 10-Q
period 2009-12-31
PCS EDVENTURES COM INC
filed 2010-02-16
CIK 1122020

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

February 15, 2010

39,479,106 Shares of Common Stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$ 236,463	$ 548,443
Accounts receivable, net of allowance for doubtful accounts of $1,573	270,350	339,430
Interest receivable	485	2,650
Prepaid expenses	12,012	17,824
Deferred costs	946	792
Finished goods inventory	262,087	268,143
Total Current Assets	782,343	1,177,282

FIXED ASSETS, net of accumulated depreciation of $151,199 and $109,502, respectively	138,668	113,662
EDUCATIONAL SOFTWARE, net of accumulated amortization of $216,321 and $162,531, respectively	210,678	161,610
INTELLECTUAL PROPERTY, net of accumulated amortization of $503,885 and $466,385, respectively	-	37,500
GOODWILL	202,688	202,688

OTHER ASSETS
Mold cost	24,970	28,134
Deposits	7,371	7,371
Employee advance	14,958	-
Total Other Assets	47,299	35,505
TOTAL ASSETS	$ 1,381,676	$ 1,728,247

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	December 31, 2009	March 31, 2008
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 365,330	$ 213,581
Accrued compensation	6,002	6,960
Payroll liabilities payable	19,030	12,377
Accrued expenses	191,617	146,847
Deferred revenue	139,438	97,603
Notes payable	-	6,142
Total Current Liabilities	721,417	483,510
Total Liabilities	721,417	483,510

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	32,880,277	31,658,921
authorized shares, 39,001,133 and 37,660,200 shares issued and outstanding, respectively
Stock payable	37,514	90,409
Accumulated comprehensive loss	5,355	(32,195)
Accumulated deficit	(32,262,887)	(30,472,398)
Total Stockholders' Equity	660,259	1,244,737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,381,676	$ 1,728,247

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES
Lab revenue	$542,171	$266,754	$1,757,083	$2,160,367
License revenue	34,833	51,166	84,525	155,380
Total Revenues	577,004	317,920	1,841,608	2,315,747

COST OF SALES	214,949	155,123	822,910	1,087,337

GROSS PROFIT	362,055	162,797	1,018,698	1,228,410

OPERATING EXPENSES
Salaries and wages	263,017	361,086	855,691	904,389
Bad debt expense	-	(21,261)	-	3,667
Depreciation and amortization expense	25,601	23,388	80,977	98,788
Loss on stock compensation	4,017	-	16,495	-
General and administrative expenses	632,065	375,856	1,572,728	1,265,268
Total Operating Expenses	924,700	739,069	2,525,891	2,272,112

OPERATING LOSS	(562,645)	(576,272)	(1,507,193)	(1,043,702)

OTHER INCOME AND EXPENSES
Interest income	778	8,494	6,411	18,802
Other income	1,032	-	45,377	314
Other expense	-	-	-	-
Total Other Income and Expenses	1,810	8,494	51,788	19,116

NET LOSS	(560,835)	(567,778)	(1,455,405)	(1,024,586)
Foreign currency translation	8,396	(47,725)	37,550	(31,526)
NET COMPREHENSIVE LOSS	($552,439)	($615,503)	($1,417,855)	($1,056,112)

Deemed dividend	(291,586)	-	(291,586)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	($844,025)	($615,503)	($1,709,441)	($1,056,112)

Net Loss per Share (Basic and Fully Diluted)	($0.01)	($0.02)	($0.04)	($0.03)
Weighted Average Number of Shares Outstanding	38,164,876	37,619,538	37,596,521	37,477,884

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	# of					Total
	Common	Capital	Stock	Retained	Accumulated	Stockholders
Issued to	Shares O/S	Stock	Payable	Earnings	OCI	Deficit

Balance at March 31, 2009	37,660,200	$ 31,658,921	$ 90,409	$ (30,472,398)	$ (32,195)	$ 1,244,737

Change in Accounting Principal	-	-	-	(43,498)	-	(43,498)

Stock for Exercise of Warrants	460,000	312,800	-	-	-	312,800

Stock for Services	187,845	156,276	8,936	-	-	165,212

Stock for Settlement	75,000	63,750	(63,750)	-	-	-

Stock for Exercise of Options	546,384	10,177	-	-	-	10,177

Stock for Employee Bonus	71,704	67,432	1,919	-	-	69,351

Option Expense	-	319,335	-	-	-	319,335

Deemed Dividend	-	291,586	-	(291,586)	-	-

Foreign Currency Translation	-	-	-	-	37,550	37,550

Net Loss through 12/31/2009	-	-	-	(1,455,405)	-	(1,455,405)

Balance at December 31, 2009	39,001,133	$ 32,880,277	$ 37,514	$ (32,262,887)	$ 5,355	$ 660,259

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($1,455,405)	($1,024,586)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	80,977	98,788
Amortization of fair value of stock options	319,335	397,865
Stock and options issued for trade services	86,778	46,489
Stocks and options issued for compensation	78,434	-
Stocks and options issued for employee bonus	69,350	-
Change in accounting policy	(43,497)	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	69,082	535,103
(Increase) decrease in prepaid expenses	5,812	(9,070)
(Increase) decrease in interest receivable	2,166	-
(Increase) decrease in other receivables	-	13,829
(Increase) decrease in inventories	(5,739)	(150,900)
(Increase) decrease in deferred costs	(154)	51,905
Increase (decrease) in accounts payable and accrued liabilities	202,212	(135,986)
Increase (decrease) in unearned revenue	41,835	(131,486)
Net Cash Used by Operating Activities	(548,814)	(308,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash outflow from software purchase	-	(85,000)
Cash outflow from fixed asset purchase	(46,796)	(19,600)
Cash outflow from educational software	(70,755)	(32,696)
Net Cash Used by Investing Activities	(117,551)	(137,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(6,142)	(16,233)
Proceeds from common stock, exercise of options, and warrant conversion	322,977	397,300
Net Cash Provided by Financing Activities	316,835	381,067

Foreign currency translation	37,550	(31,526)
Net Decrease in Cash	($ 311,980)	($ 5,804)
Cash at Beginning of Year	$ 548,443	$ 1,082,622
Cash at End of Year	$ 236,463	$ 986,818

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the Nine Months Ended
	December 31,
NON-CASH TRANSACTIONS:	2009	2008
Deemed dividend	$ 291,586	$ -

	For the Nine Months Ended
	December 31,
	2009	2008
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2009

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On August 3, 1994, PCS Edventures!.com, Inc., was incorporated under the laws of Idaho under the name PCS Education Systems, Inc.  In November 1994, the Company exchanged common stock for stock of PCS Schools, Inc., a corporation engaged in operating stand-alone learning laboratories.  As a result, PCS Schools, Inc. became a wholly owned subsidiary of the Company.  In the late 1990’s, the Company divested the stand-alone learning labs to focus on development of hands-on modules coupled with web-based technology for use in the classroom and to market and sell web-based and site-licensable educational products.

On March 27, 2000, the Company changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

Effective November 30, 2005, the Company acquired 511092 N.B. Ltd. dba LabMentors, a Canadian corporation (“LabMentors”), through a share exchange as disclosed in the 8-K Current Report filed with the Securities and Exchange Commission (“SEC”) on December 9, 2005, and amended on February 15, 2006.  As a result of the Share Exchange Agreement, LabMentors became a wholly owned subsidiary of the Company.  In December 2005, the name of this subsidiary was changed to PCS LabMentors, Ltd.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2009. The December 31, 2009, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the nine-month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established sources of revenues are not sufficient to cover the Company’s operating costs. Although the Company has positive working capital, it has accumulated significant losses. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position are as follows:

During the fiscal quarter ended December 31, 2009, the Company continued to strengthen its strategic alliances with K’NEX, Science Demo, fischertechnik, MR Block, Integrating Technology, Minds-i, Follette, and Eduwise for further product development and enhancement. The Company has developed and continues to refine defined plans to align product development and marketing efforts to further penetrate the educational market. The marketing campaign is focused on distinct segments within the education market to more clearly communicate our products’ competitive positioning in both the domestic and international markets. Additionally, the Company is actively developing branding, product identity, and messaging that is specifically aligned to target market segments.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2009

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

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	December 31,	March 31,
	2009	2009
Computer/office equipment	$ -	$ 19,606
Server equipment	149,711	114,105
Software	127,355	90,375
Accumulated depreciation	(138,398)	(110,424)
Total Fixed Assets	$ 138,668	$ 113,662

NOTE 5 - EDUCATIONAL SOFTWARE

The Company’s inventory consists of internally developed educational computer programs and student exercises designed to be accessed on the Internet. The costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until the products are ready for sale and Internet access by customers and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory costs are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 36 to 48 months.

NOTE 6 - INTELLECTUAL PROPERTY

The Company’s intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable customer access to the various educational programs and exercises developed by the Company. The initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet delivery platform and related environments were capitalized until the platform and environments were  ready for use and able to provide our customers with Internet access to the Company’s educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the delivery and access platform, which has been determined to be 36 to 60 months.

NOTE 7 - GOODWILL

The goodwill balance of $202,688 at December 31, 2009, is related to the Company’s acquisition of PCS LabMentors in December 2005. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, additional cost optimization, and greater market flexibility in optimizing market information and access to collegiate level sales.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2009

 (unaudited)

NOTE 7 – GOODWILL (continued)

Goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that impairment might have occurred. The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired. If the book value exceeds the fair value, the goodwill is considered impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition of LabMentors be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

We undertook an impairment review at the end of the prior fiscal year ended March 31, 2009. After reviewing the prior operating losses and future growth potential of the subsidiary, the Company determined that an impairment of $282,550 was necessary.

NOTE 8 - ACCRUED EXPENSES

  Accrued expenses for the periods are as follows:

	December 31,	March 31,
	2009	2009
Credit card debt	$ 39,740	$ 33,722
Professional fees: legal	-	22,203
Director fees	152,207	92,207
Sales tax payable	886	-
GST payable	(1,216)	(1,285)
Total Accrued Expenses	$ 191,617	$ 146,847

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012.

Fiscal Year	Yearly Obligation
2010	$ 116,546
2011	119,892
2012	123,238
2013	20,633
Total	$ 380,309

Rent expense for the corporate offices was $29,799 and $28,439 for the quarters ended December 31, 2009 and 2008, respectively, under this lease arrangement.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2009

 (unaudited)

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,510/month through February 28, 2010. Rent expense was $5,404 and $4,926 for the quarters ended December 31, 2009 and 2008, respectively.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,200 square feet and is on a month to month lease. The agreement requires a three-month notification of intent to vacate. Rent obligations are $600/month. It is the intent of LabMentors to change office space effective April 1, 2010. Rent expense was $5,238 and $5,260 for the nine months ended December 31, 2009 and 2008, respectively.

b. Litigation

(i)  PCS Edventures!.com Inc., v. Jackie DeLuna and Infusing Technology K12, LLC (United States District Court for the district of Idaho, Case NO. CV-08-00379-BLW). The Company initiated this trademark infringement suit against defendants. Defendants asserted counterclaims for trademark and copyright infringement, misappropriation of trade secrets, and breach of contract  based on alleged underpayment of royalties under two license agreements with the Company and sought an accounting.  The parties settled their dispute pursuant to an agreement that does not involve payment of money by either party.  The Court dismissed the case with prejudice on November 9, 2009.

(ii)  Status of SEC Proceedings:  As previously reported, the staff of the SEC’s Salt Lake City, Utah, regional  office (“Staff”) has been conducting a non-public investigation to determine whether the Company and/or members of its management or staff violated certain provisions of the Securities and Exchange Act of 1934 (“Exchange Act”).  Information about the investigation was previously disclosed in Part I Item 3 of PCS’ 10-K Annual Report for the fiscal year ended March 31, 2009, in Part II Item 1 of its 10-Q Quarterly Reports for the quarters ended June 30, 2009 and September 30, 2009, and in footnotes to PCS’ consolidated financial statements contained in those reports.  PCS has cooperated fully in providing information and documentation to the SEC Staff during the SEC’s investigation.

The SEC investigation relates to disclosures made by the Company in its 8-K Current Report dated March 27, 2007 concerning its March 28, 2007 press release that announced a License Agreement with Global Techniques dba PCS Middle East (“PCS ME”).  The investigation has focused on SEC rules promulgated under the Exchange Act respecting book and record-keeping procedures, internal controls, and certain matters related to the Company’s relationships with its prior auditors, all apparently related to the PCS ME disclosures and agreements and the accounting treatment of these matters, and to sales of shares of the Company’s common stock by members of management following the issuance of the press release.

The amount due under the License Agreement was not paid when due, as disclosed in the Company’s 8-K/A Current Report dated March 27, 2007 and filed with the SEC on May 17, 2007.  Members of management sold an aggregate of 161,500 shares of the Company’s common stock between April 2, 2007 and May 9, 2007, for total proceeds of $330,460. The License Agreement revenue was never booked in the Company’s public financial statements, as the payment was not received by the time the audit of the Company’s March 31, 2007 fiscal year end financial statements was completed.

The Company had a prior five year relationship with PCS ME at the time of the announcement of the License Agreement, including implementation of several pilot programs in Saudi Arabia schools in 2005 and 2006 and receipt of a December 27, 2006 letter from the Saudi Ministry of Education to the Ministry of Education Contacting Department supporting PCS proposals advanced by PCS ME.  The Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products to PCS ME for approximately $160,000 since 2007.  The Company extended a $250,000 loan jointly to PCS ME and its principal owner, Mohamed Yasser Refai, on or about October 1, 2007, as disclosed in the Company’s 8-K Current Report of that date. The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and was secured by an

Assignment of Equity amounting to a 25% interest in PCS ME. However, that interest was not perfected.  Because the $250,000 loan to PCS ME was not paid when due, it was written off as of December 31, 2007, The Company had and currently has no interest in PCS ME.  The Company and PCS ME continue to work on completing the entire License Agreement disclosed on March 27, 2007 and the over-all project in the Kingdom of Saudi Arabia that is tied to that agreement.

Depositions of certain directors and executive officers were taken by the SEC staff in late June 2009, and focused on what the SEC apparently believes to be discrepancies in the factors upon which the Company relied in forming its reasonable basis for announcing the License Agreement (including that payment under the License PCS Agreement was contingent upon PCS ME obtaining payment from the Kingdom of Saudi Arabia that would become the end-user of the Company’s products, which the Company believed was imminent),  along with auditor and internal control concerns about whether the License Agreement was collectible or bookable, and the sales of shares of the Company’s common stock by certain members of management during this period.

As reported in the Company’s Form 8-K Current Report filed October 19, 2009 and the press release filed as an exhibit to that report.  The Company received a “Wells Notice” on October 16, 2009  informing PCS of the Staff’s intention to recommend to the Commission that the SEC bring a civil injunctive action against PCS alleging that it violated Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder in connection with the disclosures made by the Company in its 8-K Current Report dated March 27, 2007 and in the related Press Release that announced the PCS ME License Agreement, subsequent sales of PCS stock by certain PCS officers and directors, book and record-keeping procedures and internal controls relating to revenue recognition from the License Agreement, and later disclosures concerning the License Agreement.   Wells Notices were also issued to the Chairman of the Board/Chief Executive Officer; the Executive Vice President/Chief Technology Officer; a Director; and a former officer.

In connection with the contemplated recommendation, the Staff may seek remedies including, among other things, a permanent injunction against future violations of federal securities laws, civil monetary penalties and, in the case of the individual Wells Notice recipients, disgorgement of PCS stock sale proceeds and a bar against continued service as officers or directors of PCS.

Under a process established by the SEC, PCS and each of the other recipients of the Wells Notices had the opportunity to submit any reasons of law, policy or fact why they believe that a civil injunctive action should not be brought (a “Wells Submission”) before the Staff makes its recommendation to the Commission regarding what action, if any, should be brought. PCS and the other Wells Notice recipients made their respective Wells Submissions in December 2009. As of the date of this Report, the Company has not received any communication from the Staff in response to the Wells Submissions.   There can be no assurance that the SEC will not decide to bring an action against PCS and/or the officers and directors who have also received Wells Notices.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC investigation and any subsequent SEC enforcement actions.  The costs incurred by PCS in addressing the SEC investigation and possible enforcement proceedings, including the anticipated costs of indemnification of PCS’ officers and directors, have had, and if the SEC staff recommends commencement of an SEC enforcement action will likely continue to have, a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q Reports, including this Report).  The investigation and possible enforcement proceedings could result in adverse publicity and divert the efforts and attention of PCS’ executive management team from ordinary business operations.

PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation, including defense costs, based on its contention that PCS did not give the insurer timely notice of the SEC’s formal non-public order commencing the investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position and is considering litigation to require the insurer to satisfy its contractual obligations.  There can be no assurance that the insurer will reimburse the legal expenses associated with the SEC investigation or any subsequent enforcement action that may be commenced in the future.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2009

 (unaudited)

NOTE 10 - STOCKHOLDERS’ EQUITY

During the nine-month period ended December 31, 2009, the Company issued 42,921 shares of common stock for the exercise of employee stock options, and received cash proceeds of  $10,177.

During the nine-month period ended December 31, 2009, the Company issued 503,463 shares of common stock upon the exercise of employee stock options  in cashless transactions.

During the nine-month period ended December 31, 2009, the Company issued 71,704 shares of common stock as bonus to employees, valued at $69,351 based on the closing price of the Company’s common stock on the date of grant.

During the nine-month period ended December 31, 2009, the Company issued 187,845 shares of common stock for services, valued at $165,212 based on the closing price of the Company’s common stock on the date of grant.  The issuance of these shares resulted in a  $26,659 reduction of the Company’s the stock payable liability at March 31, 2009.

During the nine-month period ended December 31, 2009, the Company issued 75,000 shares of common stock in settlement of pending litigation, valued at $63,750 based on the closing price of the Company’s common stock on the date of settlement. This was for the release of the stock payable liability at March 31, 2009.

During the nine month period ended December 31, 2009, the Company issued 460,000 shares of common stock upon the conversion of A Warrants. The shares were valued at $312,800.

During the nine-month period ended December 31, 2009, the Company expensed $319,335 related to stock options granted in prior periods.

Amendment of B Warrants

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

The reduction of the exercise price of the  B warrant resulted in a deemed dividend of $291,586 consistent with current accounting guidance. The deemed dividend was valued using the Black-Scholes model immediately before and after the  reduction consistent with current accounting guidance.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2009

 (unaudited)

NOTE 11 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended December 31, 2009 and 2008 is based on 38,164,876 and 37,619,538, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

Basic and diluted net loss per common share for the nine-month periods ended December 31, 2009 and 2008is based on 37,596,532 and 37,477,884, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

NOTE 12  – DEPRECIATION AND AMORTIZATION EXPENSE

During the three-month period ended December 31, 2009, the Company had depreciation expense of $25,601. This amount was related to depreciation of fixed assets, educational software, and intellectual property for the quarter.

During the-nine month period ended December 31, 2009, the Company had depreciation expense of $80,977. This amount was related to depreciation of fixed assets, educational software, and intellectual property for the period.

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

NOTE 14 - SUBSEQUENT EVENTS

On January 5, 2010, the Company issued 782 shares of common stock valued at  $391 upon the exercise of employee stock options.

On January 5, 2010, the Company issued 9,135 shares of common stock as additional compensation to employees. The shares were valued at $7,574 based on the closing price of the Company’s common stock on the date of grant.

On January 6, 2010, the Company issued 4,659 shares of common stock for services. The shares were valued at $5,085 based on the closing price of the Company’s common stock on the date of grant.

On January 19, 2010, the Company issued 2,531 shares of common stock for services. The shares were valued at $2,430 based on the closing price of the Company’s common stock on the date of grant.

On January 19, 2010, the Company issued 866 shares of common stock as additional compensation to employees. The shares were valued at $848 based on the closing price of the Company’s common stock on the date of grant.

On February 3, 2010, the Company issued 460,000 shares of common stock upon the conversion of B Warrants. The shares were valued at $312,800, based on the amended Warrant Amendment Agreement dated October 5, 2010.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2009

 (unaudited)

There are no additional subsequent events to report through February 16, 2010, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all forward-looking matters discussed in this Quarterly Report involve a high degree of risk and uncertainty. Certain statements in this Quarterly Report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the education market, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inadequacy of production capacity to meet demand for Company’s products, unavailability of financing, government action (including, without limitation, action related to the SEC’s Wells Notices), weather conditions, and other uncertainties, including those detailed in the Company’s SEC filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contained in our Form 10-K for the fiscal year ended March 31, 2009.

Plan of Operation

PCS intends to continue to conduct on-going research into the ever-changing needs of the domestic and international education markets. The Company continues to evaluate and re-evaluate the economic impact on the educational industry and where our core strengths lie within those constraints. We continue to explore and identify viable business opportunities. The Company has engaged outside marketing and business development experts in an effort to accelerate the recognition and development of our product lines, as well as to more effectively penetrate the world market. PCS LabMentors has increased marketing efforts and has seen strong sales growth. It will continue to expand into the collegiate market in addition to undertaking new projects with existing customers for an increased revenue base. At the same time, we have continued to institute essential cost saving programs and efficiency improvement programs.

Results of Operations

Three-month period ended December 31, 2009, compared to three-month period ended December 31, 2008.

The quarter ended December 31, 2009, resulted in a net loss of ($560,835) as compared to the net loss during the quarter ended December 31, 2008 of ($567,778).  The Company’s losses decreased by $6,943, or approximately one percent (1%), as compared to the same three month period during the prior fiscal year.  The Basic Loss per Share for the quarter ended December 31, 2009 is ($0.01), which is a $0.01 increase in Basic Loss  per Share from the three-month period ended December 31, 2008, of ($0.02) per share. The quarter ended December 31, 2009.

The non-GAAP financial measure of Earnings Before Interest, Taxes, and Depreciation (EBITDA) for the three-month period ended December 31, 2009 was a loss of approximately ($539,242), as compared to the EBITDA for the three-month period ended December 31, 2008 of approximately ($567,778).

The non-GAAP financial measure of Earnings Before Interest, Taxes, Depreciation, FAS 123(R) Option/Warrant Expense, Stock Compensation, and Loss on Inventory mark to market for the three-month period ended December 31, 2009 was a loss of approximately ($375,848) as compared to the Earnings Before Interest, Taxes, Depreciation, FAS123(R) Option/Warrant Expense, Stock Compensation, and Loss on Inventory mark to market of approximately ($419,703) for the three-month period ended December 31, 2008. a loss

Revenues for the three-month period ended December 31, 2009 increased to $577,004 by approximately $259,084, or eighty-one percent (81%), as compared to revenues of $317,920 for the three-month period ended December 31, 2008. PCS Edventures!.com as a separate segment had an increase in sales of approximately $156,622, or fifty-four percent (54%), while LabMentors continued to complement the parent  Company’s growth with an increase in revenues of $102,462 or three hundred seventy-three  percent (373%).

Operating expenses for the three-month period ended December 31, 2009 increased by approximately $185,631, or twenty-five percent (25%), to $924,700 as compared to operating expenses of $739,069 for the three-month period ended December 31, 2008. This increase was due to unusually high legal expenses in the amount of approximately $322,472 associated with the SEC investigation and Wells Notice responses by the Company and certain of its management. When adjusted for unusually high legal fees, the operating expenses for the three month period ended December 31, 2009 would have decreased approximately $136,841, or eighteen percent (18%) compared to the quarter ended December 31, 2008.

Nine-month period ended December 31, 2009, compared to nine-month period ended December 31, 2008.

Revenues for the nine-month period ended December 31, 2009 decreased to $1,841,608 or by approximately ($474,139), or twenty percent (20%), as compared to revenues of $2,315,747 for the nine-month period ended December 31, 2008. Although revenue decreased during the nine-month period ending December 31, 2009, there was upward movement in both PCS and LabMentors revenue, during the quarter ended December 31, 2009.

Operating expenses for the nine-month period ended December 31, 2009 increased by approximately $253,779, or eleven percent (11%), to $2,525,891 as compared to operating expenses of $2,272,112 for the nine-month period ended December 31, 2008.  This increase is due to increased legal expenses of approximately $446,996 as related to the SEC investigation and Wells notice responses by the Company and certain of its management, but was offset by cost cutting and other operational efficiency measures that became effective May 1, 2009. When adjusted for the unusually high legal fees, the operating expenses for the nine-month period ended December 31, 2009 would have decreased by approximately $203,216, or nine percent (9%), as compared to the nine months ended December31, 2008.

The Company incurred a net loss of ($1,455,405) during the nine-month period ended December 31, 2009, as compared to the net loss of ($1,024,586) during the nine-month period ended December 31, 2008. representing an increased loss of ($430,819), or approximately forty–two percent (42%), over the prior year period.  The Basic Loss per Share for the nine-month period ended December 31, 2009 is ($0.04), which is a ($0.01) decrease in Basic Loss  per Share for the nine-month period ended September 30, 2008 of ($0.03) per share. For the nine months ending December 31, 2009, total legal and other expenses related to the SEC investigation and the Wells Submissions by the Company and certain if its management were approximately $446,996. These costs are not historically representative of the Company’s legal expenses and have significantly contributed to the current operating loss.

Liquidity

As of December 31, 2009, we had $236,463 in cash, with total current assets of $782,343 and total current liabilities of $721,417. We have an accumulated deficit of ($32,262,886) and stockholders’ equity of $660,259. Of the $721,417 in current liabilities, approximately $152,000 is due to our Board of Directors for services performed for the period October 1, 2007 through December 31, 2009. Accrued and future compensation for services as a director will be paid in equity issued pursuant to the Company’s 2009 Equity Incentive Plan.

The Company has a current ratio of 1.08. The ratio, while lower than in the past, indicates that we have worked hard managing debt and have utilized available resources well in an effort to continue Company growth through internal and external means. We have reported the current ratio rather than the quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $60,926 at December 31, 2009. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4T.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our chief executive officer (who is also our acting Chief Financial Officer) and with the assistance of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals

Based on that evaluation, Anthony A. Maher, the chief executive officer and acting chief financial officer, concluded that, as of December 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, and our Audit Committee as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Our management, with the participation of the chief executive officer and the Audit Committee, has concluded there were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

(i)  PCS Edventures!.com Inc., v. Jackie DeLuna and Infusing Technology K12, LLC. See Note 9.b (Commitments and Contingencies) to Company’s Consolidated Financial Statements contained in this Report.

(ii) Status of SEC Proceedings: See Note 9.b (Commitments and Contingencies) to Company’s Consolidated Financial Statements contained in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          Sales of Unregistered Securities During the Last Quarter.

	Common		Preferred
Description	Shares	Amount	Shares	Amount
Consultants (1)	11,973	$ 10,898	-	-
Employee (2)	48,572	$ 41,019	-	-
Employee (3)	54,886	$ -	-	-
Warrants (4)	460,000	$ 312,800	-	-

  (1)

These shares were issued in exchange for services.

  (2)

These shares were  issued in exchange for services.

  (3)

These shares were issued due to the exercise of stock options, of which 54,886 shares of common stock were issued in a cashless transaction.

  (4)

Issuance of these shares reduced the Company’s stock payable liability at March 31, 2009.

We issued all of these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506 of Regulation D of the SEC, or to persons to whom the issuance of these securities was otherwise exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”); and each such person had prior access to all material information about us prior to the issuance of these securities. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof and Rule 506 of Regulation D of the SEC. Regulation of sales to “accredited investors” under Regulation D is preempted from state regulation, although states may require the filing of a notice, payment of a fee, and consent to service of process.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 27, 2009, the Company held its Annual Meeting of Shareholders at its principal offices  in Boise, Idaho. A quorum was represented at the meeting in person or by proxy. Of the 37,543,562 shares outstanding at the record date July 15, 2009, proxies for 31,399,609 shares had been received by the Company.

At the Annual Meeting, two proposals were submitted to vote by the shareholders. The first item of business was to re-elect the Board of Directors until the next annual meeting.  Of the total number of shares represented at the meeting, each member of the Board of Directors’ standing for election received in excess of 26,900,000 votes in favor or re-election. The Board of Directors was re-elected as follows:

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

Item 5. Other Information.

(i) Stock Issued as Compensation   As a cost-cutting measure and to avoid layoffs of employees, the Company reduced the salaries of the Company’s officers and its other employees (collectively, “Employees”) by 20% and 10%, respectively, beginning in May 2009 and continuing to date.

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

In conjunction with its investigation, management reported to the Board of Directors that the Company had issued unlegended certificates representing a total of 222,815 shares of Company common stock to employees and independent contractors in other instances during the period from August 2006 through April 2009 in the belief that such shares could be issued as “free trading” shares under the 2004 Form S-8 Registration Statement. Of those shares, 33,673 shares (issued in 2007) were held by the recipients for less than six months, 75,000 shares (issued in 2009) were held by a non-affiliate for more than six months, and the remaining shares were held more than one year or continue to be held by the recipients as of September 30, 2009. The 33,673 shares issued in 2007 were transferred more than one year prior to the date of this Quarterly Report; and the Company is advised by counsel that rescission claims by the transferees based on the sale of unregistered securities are barred by applicable federal and state statutes of limitation.  Civil penalties could be assessed by the SEC in connection with such resales if they did not comply with Rule 144 under the Securities Act of 1933 or were not otherwise exempt pursuant to Section 4(1) of the Securities Act of 1933.

At the annual meeting of the Company’s shareholders on August 27, 2009, the shareholders approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“2009 Plan”) which authorizes the board of directors to grant stock awards purely as a “bonus” and not subject to any restrictions or conditions.  The Company filed a Form S-8 Registration Statement on November 19, 2009 registering the shares of PCS common stock issued or issuable pursuant to the 2009 Equity Incentive Plan.

The unsold shares of PCS common stock issued to Employees as “free trading” shares to offset salary reductions are being cancelled and the Company is replacing those shares with shares of PCS common stock issued under the 2009 Plan and registered under the new S-8 Registration Statement in those amounts and to those Employees who elected to receive free trading shares to offset their salary reduction.

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

The Board of Directors has authorized the continuation of management’s plan to avoid layoffs of  the Employees by offering to offset salary reductions by issuing Company stock pursuant to the 2009 Plan in order to retain such Employees and reward them for continued efforts on behalf of the Company.

(ii) Material Event in Management  On November 30, 2009, the Company announced that its CEO and Acting CFO, Anthony A. Maher, suffered a heart attack.  Following insertion of a stent to clear a blockage, Mr. Maher  is progressing  towards a full recovery. Mr. Maher continues to manage the Company as its CEO, Acting CFO, and a director.

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

                                                                                             PCS EDVENTURES!.COM, INC.

Dated:	February 16, 2010	By:	/s/ Anthony A. Maher
Anthony A. Maher
CEO, President, Chairman of the Board of Directors, and acting CFO (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 16, 2010	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	February 16, 2010	By:	/s/ Cecil D. Andrus
Cecil D. Andrus
Director

Dated:	February 16, 2010	By:	/s/ Dehyrl A. Dennis
Dehryl A. Dennis
Director

Dated:	February 16, 2010	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director