Form 10-K
period 2010-03-31
PCS EDVENTURES COM INC
filed 2010-07-01
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010.

☐  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49990

PCS Edventures!.com, Inc.

(Exact name of registrant as specified in its charter)

Idaho	82-0475383
(State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

345 Bobwhite Court, Suite 200 Boise, ID	83706
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:   (208) 343-3110

Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:   No par value common stock

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” ”accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of FY2010 Q2: $4,421,501 as of September 30, 2009.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.   As of June 18, 2010, the Registrant had outstanding 39,956,717 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

 PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the ”Company,” “PCS,” ”we,” “our,” “us” or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. (“PCS Schools”), which was later divested to focus our efforts on educational systems for use in classrooms instead of free standing learning centers.  In November 2005, we acquired PCS LabMentors, Ltd. (“PCS LabMentors”) based in Fredericton, New Brunswick, Canada, which is a wholly owned subsidiary of PCS Edventures!.com, Inc. Our strategy is to continue to design and develop educational products and services to the K-16 market that develop contemporary skills for the 21st century learner, including critical thinking, problem solving, innovation, creativity and communications

PCS is engaged in the business of developing and marketing educational learning labs bundled with related technologies and programs. Our products and technologies are targeted and marketed to public and private school classrooms for pre-kindergarten through college, the after school market that includes YMCAs, Boys and Girls Clubs, and 21st Century Learning Centers.  Our products and technologies are delivered to each of these markets through an inventory of hardware, software, books (both developed in-house and from external sources), and Internet access.  Our products and technologies allow students ages 3 and up to explore the basic foundations of science, technology, engineering, and mathematics (STEM).

PCS Edventures!.com, Inc. has developed a number of  innovative technology based educational products and programs directed to the pre-kindergarten through college educational market, as well as Professional Development STEM Institutes for educators. Our PCS Academy of Engineering™, PCS Academy of Electronics, PCS Academy of Science™, PCS Academy of Robotics™, and Digital Media Labs (Audio/Video/Photography) products are site-licensed installations for classrooms and learning programs. Our PCS BrickLab® and Little Edventures products are also for classrooms and learning programs, but are not licensed. Our Brain is a proprietary robotic microcontroller designed to facilitate educational robotic activities and the Cortex is a proprietary, progressive programming environment developed to manage the Brain and teach programming concepts. Our online Learning Management System (LMS) supports our licensed customers with online learning activities and support and provides assessment, file sharing, and social networking services for our customers. Our Professional Development STEM Institute offers a 30-hour professional development certification program in the areas of science, technology, engineering, and mathematics (STEM) for elementary teachers.  Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, and learning centers and creates a virtual community of learners on the web. It is our business strategy that as this online community grows, it will become an education portal through which additional PCS programs and services can be marketed and delivered.  PCS also partners with several companies to represent their product lines including Valiant Technologies, and K’NEX Education who are known for their hands-on educational applications and whose products are included in many of our curriculum offerings. In addition, we have partnered with Minds-I, Inc., of Spokane, Washington to combine their innovative construction system with the PCS robotic and controller programming solutions, which we believe, offers a unique advantage over other competitors.

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology, which is designed to provide hands-on experience to high school and college students studying a variety of technical topics. These technical topics include programming, network management, security, and operating systems. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server 3000®, Linux® system administration, and various other applications without the associated overhead of owning and managing various hardware platforms

The results of operations discussed herein are on a consolidated basis.

Recent Developments.

The following are the business developments during the fiscal year that ended March 31, 2010 (FY2010):

We continued to explore potential mergers, acquisitions, and partnerships during FY2010, seeking opportunities and values that would strengthen PCS Edventures and advance shareholder value through improved sales and marketing, development, or operational efficiency.

We continued to grow our long term relationship with Edison schools in 2010, providing additional customized learning labs for their summer adventures programs as well as supplying them with materials authored and developed in previous years. Edison schools has been the resource of over $1MM in revenue since the inception of the relationship. Edison programs developed by PCS range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics. Development, packaging, fulfillment, and support were further streamlined this year to improve efficiency and the overall customer experience.

Our LabMentors division had revenue growth of 119% during FY2010.  This growth was due to new and enhanced products and relationship strengthening with Cengage and DeVry. These relationships along with other existing customers including community colleges and technical schools continue to grow through the development and implementation of infrastructure expansion. and new products. LabMentors uses a combination of internal and outsourced resources, including offshore outsourcing, to maximize development efficiencies and time to market.

PCS continues to strengthen and develop the core line of STEM products and services. Our Academy of Robotics was updated and enriched through the development of new curriculum and major technical upgrades. The upgrades included the implementation of cross-platform functionality supporting Linux systems and a functional prototype for the Apple.  The first volume of applied mathematics activities for Algebra 1 was completed. This series was developed by experts in the field of mathematics and in cooperation with the Boise School District.  In addition, extensive curriculum development around PCS early childhood materials and the BrickLab professional development programs were completed.

We were successful in the launch and implementation of pilot programs in Colegio Israelita and Aviation High School in Bisbane, Queensland. These programs were launched with our partners Inteltech, in Mexico and Intellecta Technologies Pty Ltd. in Australia.  In addition, we successfully completed the first phase of a pilot robotics competition program in Cairo, Egypt with our partners Integrated Care Society and Bibliotech Alexandria. The second phase of the pilot program is currently in the planning phase for the Egyptian school year 2010-2011. These programs will help to strengthen and expand our position in the international market.

We to continue to strengthen our relationship with Boise State University through the Idaho SySTEMic Institute.  This partnership provides teacher training and materials to develop and deploy research studies and to document the academic impact of the professional development program. . The Idaho SySTEMic Institute was expanded in the Meridian School District (Idaho).  PCS also received funding through the Idaho National Laboratory to expand the program into twenty classrooms in nearby rural school districts.  The research and results of these programs are used to enhance and improve our elementary product offerings.

Strategy.

Our strategy is to continue to design and develop educational products and services to the K-16 market that develop contemporary skills for the 21st century learner, including critical thinking, problem solving, innovation, creativity and communications.

Our strategy consists of:

❑

Building strong and reliable relationships with customers

❑

The continued offering of updated and contemporary products surrounding the STEM (science, technology, engineering, and math) disciplines

❑

Building PCS brand recognition and market appeal, and

❑

Utilizing the Internet to bring our products and services to other areas, persons, and markets to increase market penetration.

Foreign Currency Exchange Rate Risk.

The Company sells many products throughout the international market, as well as having operations in Canada as a result of the acquisition of LabMentors.  As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. In accordance with SFAS 52, “Foreign Currency Translation,” all assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of stockholders' equity accumulated other comprehensive income (loss) and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). Our subsidiary is not a significant component of our business and as such the risk associated therewith is minimal.

Backlog.

Our unearned revenue was $105,669 at the fiscal year ended March 31, 2010. The unearned revenue was $97,603 for the same period ending March 31, 2009. At the end of fiscal year 2010, the entire amount of unearned revenue is expected to be earned during fiscal years 2011 and 2012. All amounts listed in unearned revenue are for license fees paid but that have yet to be fully utilized by our customers. Each month, the license fees are amortized according to the length of the subscription/license.

Seasonality.

Our quarterly operating results fluctuate as a result of a number of factors, including, but not limited to, the funding of customers, timing of product development and release, availability and timeliness of items required for assembly of the products, budget cycles, period ending dates, and the general health of the local and national economy.

Business of Smaller Reporting Company.

We are engaged in the business of developing and marketing educational learning labs, virtual labs, and related technologies and programs directed to the kindergarten through college levels, as well as the after-school and international markets. Our products and technologies are targeted to the public and private schools classroom, and after school market. Our products and technologies are delivered to the classroom through an inventory of hardware, software, books, and Internet access. Our products and technologies allow students of all ages to explore the basic foundations of science, technology, engineering, and math (STEM), and computer programming.

We have only commenced marketing efforts for our current products and technologies during the last five years, and more recently the PCS LabMentors' products in 2006. We continue to expand distribution and marketing channels. To date, we have sold over 5,000 Labs to the US and international markets. In addition, the LabMentors subsidiary has two major customers in the US that it continues to service with its multi-platform virtual labs.

Principal Products or Services and Their Markets.

 We have developed and are currently marketing a number of innovative technology based educational programs for the kindergarten through university (“K-16“) classroom market, the K-12 after-school market, the private learning center market, and the home school market.  In addition, the virtual lab programs from our LabMentors division are currently marketed to the collegiate level. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

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

The products that we are currently marketing are applicable and useful to a variety of education market segments. These product lines have been designed to stand-alone as well as integrate with one another to create contiguous, systemic solutions:

K6 Products:

ThinkBug

ThinkBug product line includes an Alphabet Builder Curriculum, a Number Builder Curriculum, PCS Big Bricks, and an optional mobile furniture unit.  Designed around the most current brain and block play research, ThinkBug brings a comprehensive manipulative based literacy and numeracy STEM solution to early childhood and kindergarten educators. ThinkBug educator packages range from $40 to $1,250.

BrickLab

BrickLab is a remarkably effective system of plastic building blocks combined with PCS curriculum resources that address technology, math, and science principles at the early primary grade stages.  Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education.  PCS currently has over six volumes of curriculum that support the BrickLab manipulative package addressing needs for students in grades K, 1, 2, 3, 4, and 5.   The price for the BrickLab is $595 for a 30-student classroom pack.

Professional Development STEM Institutes

PCS STEM institutes offers a 30 hour professional development program for elementary teachers that develops student centered learning environments, improves student academic performance, promotes 21st century skills in students, and improves teacher comfort and competence in teaching science, technology, engineering, and mathematics (STEM) across the curriculum.  Typical pricing for an elementary STEM institute is $25,000 for a 20-classroom group of educators, or $1,250 per participating educator.

Digital Media Labs

Designed for today's “digital native” youth, PCS Digital Media Labs transform elementary classrooms into technology-driven environments that use digital photography, video, and podcasting to make daily lesson plans more engaging.  Each Digital Media Lab contains hands-on lesson plans, a hard cover mobile case, digital cameras, camcorders or voice recorders, accessories, an online portfolio for students, and a teacher guide.

Technical Education Products:

Technical Education Products

PCS Academy of Engineering

The PCS Academy of Engineering™ Lab is a STEM program designed for use within tech-Ed programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Engineering™ students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering™ product includes three primary volumes of mechanical engineering activities.  The tech-ed configuration of the Academy of Engineering utilizes fischertechnik constructs for hands-on activities.  The Academy of Engineering includes online assessment and support tools as well as access to the Edventures Academy of Robotics Challenge (AORC), an online competition framework that allows all lab students to share information and compete.  The price for Academy of Engineering implementations begins at $10,995.

PCS Academy of Robotics

The PCS Academy of Robotics™ Lab is a STEM program designed for use within tech ed programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Robotics™ students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations. The current Academy of Robotics™ product includes three primary volumes of robotics curriculum covering the basics of mobility, structural integrity, motorization, end effectors, working envelopes, programming, sensor integration, and more.  The tech ed configuration of the Academy of Robotics utilizes fischertechnik constructs for hands-on activities.  fischertechnik solutions are typically used in more rigorous applications at the high school or university level.  The Academy of Robotics includes online assessment and support tools as well as access to the Edventures Academy of Robotics Challenge (AORC), an online competition framework that allows all lab students to share information and compete.  A robotics starter package called the Robotic Educator Pack bundles the Edventures Academy of Robotics Challenge with a starter inventory of manipulatives from fischertechnik for $585; the price for Academy of Robotics implementations begin at $6,995.

Academy of Electronics

The PCS Academy of Electronics™ Lab is designed for use within tech ed programs and is scalable using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Electronics™ students develop, design, and produce exciting hands-on projects ranging from simple analog circuits demonstrating resistance to advanced digital logic projects using a variety of industry standard integrated circuits. The current Academy of Electronics™ product includes two primary volumes of electronics curriculum covering the basics of analog and digital electronics.  Academy of Electronics modules utilize standard electronic components and breadboards as constructs for hands-on activities.  The price for Academy of Electronics implementations begins at $1,995.

Academy of Science

The PCS Academy of Science™ is an integrated chemistry-physical science solution designed for use within tech ed and science programs and is scalable using 10 student modules that include hardware, software, and curriculum. The unique, hands-on science packages within the Academy of Science combine curriculum and simple, effective apparatus that enable teachers to quickly and easily demonstrate complex science concepts.  Various configurations of the products enable it to be effective as an after school or classroom solution and the curriculum is aligned with National and State science standards. The products can be purchased in a lab format or individually based on the specific needs of the customer. The labs currently sell for between $2,395 and $47,995, while individual products vary in price.

PCS Digital Media Labs

PCS Digital Media Labs for tech ed are scalable using 10 student modules that include hardware, software, storage solution, and curriculum. The PCS Digital Media Labs combine digital photography, video, and audio equipment with a comprehensive curriculum that helps teachers apply engaging, exciting tools to core curriculum areas such as history, science, language arts, and mathematics.  The curriculum is aligned with technology standards from the International Society for Technology Education (ISTE) and the International Technology Education Association (ITEA). 10 student lab packs for photography, video, or audio start at $2,500.

Afterschool Products:

BrickLab

BrickLab is a remarkably effective system of plastic building blocks combined with PCS curriculum resources that address technology, math, and science principles at the early primary grade stages.  Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education.  The BrickLab Survey curriculum provides a variety of activities that are ideal for afterschool and unstructured learning environments.  The price for the BrickLab is $595 for a 30-student classroom pack.

Discover STEM Lab

The PCS Discover STEM Lab is a modular, easy to facilitate program that provides activities for afterschool facilitators in the areas of Science, Technology, Engineering, and Mathematics.  Modules include hands on activities that utilize PCS robotics, engineering, digital media, applied math activities, and more.  Designed for the afterschool budget, packages start as low as $995 and the modular approach allows customers to add on and build to the D-STEM solution over time.

Academy of Robotics Afterschool Version

The PCS Academy of Robotics™ Afterschool Version is a STEM program designed for use within afterschool programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Robotics™ students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations. The Academy of Robotics™ enrichment curriculum utilizes LEGO® brand manipulatives combined with activities specifically designed for ease of use in the afterschool environment.  The price for Academy of Robotics afterschool implementations begins at $6,995.

PCS Digital Media Labs Afterschool Version

PCS Digital Media Labs for afterschool are flexible and scalable using 10 student modules that include hardware, software, storage solution, and curriculum. The PCS Digital Media Labs combine digital photography, video, and audio equipment with activity resources that help afterschool facilitators apply engaging, exciting tools to core curriculum areas such as history, science, language arts, and mathematics.  The curriculum is aligned with technology standards from the International Society for Technology Education (ISTE) and the International Technology Education Association (ITEA). 10 student lab packs for photography, video, or audio start at $2,500.

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

.

There is increasing focus and importance being placed on the role of technology in both public and private education.  Educators and parents are not only striving to integrate technology into the educational experiences of students, but also needing to increase student’s performance in technology-based subjects such as Engineering, Mathematics and Science.  Public schools are trying to increase their ability to deliver technology education effectively to students.  The increased value being placed on technology in the classroom has also led to an increase in growth for private and charter school alternatives that can offer better programs for Science, Technology, Engineering and Math (STEM) education.  Growth of extended learning programs continues as well.  Federally funded programs that include before, after and summer school programs have also remained an important educational focus and are also expected to meet demands for technology.

PCS’ understanding of the complexities of STEM subjects and our progressive methodologies give us a unique ability to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms. As a means of meeting this need, PCS has identified and is targeting three main domestic markets as well as the international market, K6 for the elementary classroom, tech ed for grades 6-12, and afterschool programs, for all ages as relevant.

PCS Designated Markets.

PCS’ core curriculum strength is based on STEM (science, technology, education, and math). In order to increase market penetration and continued growth PCS has identified the following as key target markets:

1)

K6 Programs for the elementary classroom

2)

Tech Ed Programs for grades 6-12

3)

Afterschool Programs

4)

International Services that provide K-16 educational solutions for the International market.

Through the LabMentors subsidiary, we currently have installations of the virtual labs utilizing our proprietary software in several outlets serviced by DeVry University and Thompson Learning/Course Technologies. We are continuing to expand the agreements with each of these customers to expand market presence and gain brand recognition.

Marketing and Other Agreements.

(i) In June of 2009, PCS entered into a Master Distribution Agreement with Mexico City based Inteltech, the leading distributor of education products and services in Mexico.  In September of 2009, Inteltech placed the first PCS pilot installation in Colegio Israelita, a well-regarded private school to begin the expansion of PCS programs into the Mexican market.  Inteltech is a Mexican company that supplies comprehensive educational state of the art technology solutions to state and federal Mexican institutions, by exclusively representing most of the world leader brands in the education industry.

(ii) In July of 2009 PCS announced successful pilot results from its Australian partner and distributor, Intellecta Technologies Pty Ltd. An initial Academy of Engineering installation was placed at Aviation High School in Brisbane, Queensland -- a model magnet school designed to facilitate student career placements within the aviation industry. The Director General for Queensland, along with federal-level professional technical personnel, also visited and observed the pilot lab in action.

(iii) In September of 2009, PCS signed contracts with Al Riyadh Schools addressing the implementation of technology-based laboratories designed and managed by PCS into grades 4 and 7 of Al Riyadh Schools. These labs will be studied for expansion into eleven other schools located throughout the Kingdom of Saudi Arabia.

(iv) In September of 2009 PCS executed two sales and distribution agreements with MINDS-i, Inc., of Liberty Lake, Washington. MINDS-i is the maker of advanced motorized and non-motorized construction systems for the education, hobby, and retail marketplace.  The agreements address mutual sales and distribution points that provide MINDS-i with support and preferred access to PCS robotics technology for integration with MINDS-i systems, and provide PCS with the exclusive, worldwide educational distribution rights for MINDS-i products.

(v) In March of 2010 PCS successfully completed a pilot robotics competition program in Cairo, Egypt, partnering with the Integrated Care Society and Bibliotech Alexandria.  Phase 2 of the project is in the planning phase for execution in the 2010-2011 Egyptian school year.

(vi) In order to facilitate future revenue growth PCS engaged in an in-depth review of our “go to market” strategy, which resulted in a shift to re-focus the delivery of our unique capabilities to meet the needs of the market. We have ceased direct sales based on geographical regions and have moved into four (4) Strategic Business Units (SBUs), in addition to our wholly owned subsidiary LabMentors.  We currently have six (6) in-house sales employees, consisting of three (3) SBU Vice Presidents/Managers, two (2) Jr. Sales Associates, and one (1) telemarketer. In addition there are approximately eight (8) independent sales representatives.  The independent sales representatives are utilized and managed by the SBU Vice Presidents.

To help facilitate the implementation of this strategy we contracted with Mr. Glenn McCandless, of Focus Marketing. Mr. Candless has over 25 years of proven industry experience, including 10 years of education marketing, sales, and channel management at Apple and 15 years as President of Focus Marketing, a sales, marketing, and business development consulting firm specializing in the educational market. Mr. McCandless will act as Interim Vice President of Marketing, through FY2011.

The SBUs have been constructed to meet the market needs as follows:

K6 Strategic Business Unit

With over 50,000 public elementary schools alone, the elementary classroom in the United States represents one of the largest markets in the education industry.  PCS K-6 programs for the elementary classroom consist of professional development and classroom resources that promote student centered learning, inquiry, and STEM topics.  K-6 products include ThinkBug, BRICK Lab, and Digital Media Labs.

Technical Education Strategic Business Unit

Targeting the domestic technical education marketplace, the Tech Ed SBU offers STEM products that meet the needs of technology teachers servicing grades 7-12 providing pre-engineering, computer science, and robotics solutions.  A primary focus for the Tech Ed SBU is the exploding marketplace for robotics.  Markets for educational robotic kits at $27.5 million in 2007 are anticipated to reach $1.69 billion by 2014.   Tech Ed products include the PCS Academy of Engineering, PCS Academy of Robotics, PCS Academy of Science, and PCS Digital Media Labs.

Afterschool Strategic Business Unit

Targeting the domestic afterschool marketplace, the PCS Afterschool SBU offers products that were specifically designed for the unique needs of the afterschool enrichment environment.  The market for afterschool programs in the United States is significant with specific market segments such as the Boys and Girls Clubs (4,000 sites) and the $1B 21st Century Community Learning Centers program.   Afterschool products include the Discover STEM Lab, the PCS Academy of Robotics afterschool version, and PCS Digital Media Labs.

International Strategic Business Unit

Internationally, PCS programs have a great deal of appeal both from the perspective of STEM education needs, but also as a catalyst for developing student centered learning environments that emphasize 21st century skills such as problem solving, critical thinking, communications, and collaboration skills.  PCS has developed partnerships with distributors in Mexico, the Middle East, Pakistan, Singapore, Thailand, and Australia, all of whom are presently operating or developing pilot programs in those territories.  Each International market has unique and specific need so the entire range of PCS STEM programs are utilized to tailor a solution for that market.

LabMentors

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

Status of any Publicly Announced New Product or Service.

In August of 2009, PCS successfully completed a new enrichment robotics curriculum and updated Academy of Robotics program using LEGO® components.

In September of 2009, PCS announced that development integrating PCS robotic control components with the Minds-i system had begun. This integration will enable the control of brushless motors, high torque servos, and ultrasonic ranging devices to meet advanced technical requests from high school and university customers.

In September 2009, PCS developed in conjunction with outside consultants; the Spanish language version of it's 4th Grade BrickLab, Survey curriculum, and multiple activities from its engineering and robotics programs to support the educators in Colegio Israelito. We believe this development will help strengthen relations in the Mexico region and allow for additional growth.

In September 2009, PCS developed a comprehensive technology education solution for educators in the Kingdom of Saudi Arabia. The solution was implemented into grades 4 and 7 of the al Riyadh schools.  The yearlong curriculum focused on the use of K'NEX materials, PCS BrickLab, and the Academy of Robotics and integrated hands-on, project based learning approaches.

In October 2009, PCS developed a number of K'NEX activities for classroom use that integrate computer control using PCS Robotics products including the PCS Brain and Cortex. These activities will help students and educators in the understanding and implementation of Robotics for the 21st Century.  During the course of this development process new CAD library files and development processes were created contributing to available development resources that will make future development more efficient.

In October of 2009, PCS released a Robotics Educator Pack that includes PCS robotics materials and manipulatives sufficient for a two-student team to participate in robotics activities and competitions.  In January of 2010, PCS completed its first volume of applied mathematics activities that extend upon the Academy of Robotics curriculum. This Algebra I activity series was developed by Idaho Math experts and in cooperation with the Boise School District who were trained on the materials in the Spring 2010 school semester in two junior high schools.

In October 2009, the PCS BrickLab and surrounding professional development program expanded new and enhanced curriculum formats, new lesson plans, and refined training approaches.  A body of research produced by Boise State University in the Idaho SySTEMic Institute has helped to drive the research-based improvements to the overall process and experience for educators.

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry and Methods of Competition.

The education industry is highly competitive and is rapidly evolving around the STEM disciplines. We expected the industry to undergo significant and rapid technology change.  The Nationwide economic difficulties are causing budget deficits, teacher layoffs, and program reductions, which may impede industry growth.

Competitors in the STEM marketplace include a variety of publishers, technical education companies, and non-profit solution providers including Ptisco, LabVolt, Pasco, LEGO Education, McGraw Hill, and Project Lead the Way. These companies along with new entrants into the market may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. Many of the companies that are established or are entering the market have substantially greater financial, manufacturing, marketing, technical resources, and established historical channels than we have and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices or higher quality and more cost effective, our business could be adversely affected.

Potential Competitive Advantages.

We believe that we have certain competitive advantages that we will attempt to maximize in developing and implementing our business strategy.

High barriers exist to entry. PCS' educational programs are innovative, unique and based on over 20 years of experience and product development. Barriers to entry for competitive products that are time tested are extremely high. Early and significant market penetration will guarantee “first and best” name recognition for the types of educational services that PCS will deliver.

Use of  the Internet as a delivery and support mechanism for the programs. By leveraging our extensive expertise in Internet technology, PCS achieves the following significant advantages: (1) a high level of program control; (2) the building of a significant data model regarding program usage; and (3) a direct channel to our users. Each of these advantages provides tangible long-term benefits to the Company.

Organic expansion of program offerings.  After implementing and proving a successful program model, PCS will leverage its high level of customer satisfaction to expand current and additional programs designed to integrate seamlessly into the already deployed sites. This creates a long-term growth strategy that includes new and residual sales to an ever-growing list of customers.

Flexibility of products and staff to align STEM solutions to multiple types of users.  Our in-house intellectual capital has experience in a variety of educational environments and has demonstrated an ability to create highly effective solutions for specific niche markets.  This extensive experience in STEM education provides PCS with an advantage over competitors with less experience in STEM education.

PCS believes the contiguous nature of the PCS System provides a strong competitive advantage over other companies who may have single product offerings or products with no systemic approach or plan.  PCS has created a contiguous STEM solution beginning at the PreK level and extending through high school.  School districts seeking a systemic approach to STEM education will find the PCS approach comprehensive.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration.

We seek to protect our technology, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our employees, key vendors, and suppliers. Currently we use the following trade names: PCS & Design®, Academy of Learning™, Edventures! ™, PCS BrickLab®, PCS Academy of Science™, Academy of Robotics, Academy of Electronics, PCS Edventures!.com, Inc.®, PCS STEPS & Design®, Young Learning™,  Little Edventures, PCS STEPS®, New Learning for a New World™, Imagination in Education™, and PCS Academy of Engineering™. We intend to evaluate continually the appropriateness of seeking registration of additional product names and trademarks as they evolve.

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

We applied for a trademark (application #77/184,052) for Imagination in Education™ on May 17, 2007. Imagination in Education® was registered on August 5, 2008 with Registration Number 3,478,928.  Imagination in Education® has been in service since at least as early  as December 31, 2000.

We applied for a trademark (application #77/184,043) for New Learning for a New World on May 17, 2007. . New Learning for a New World was registered on November 11, 2008 with Registration Number 3,529,785.  New Learning for a New World® has been in service since at. Least July 1, 2006.

We applied for a trademark (application #78/472600) for PCS Academy  of Science™ on August 24, 2004. PCS Academy of Science® was registered on September 1, 2009 with Registration Number 3,676,485.  PCS Academy of Science® has been in service since at least as early as early 2004.

We applied for Copyright Registration of Infusing Technology Digital Photography Lab: Elementary on August 4, 2008. Registration #TX6-863-245 was granted effective August 4, 2008. Infusing Technology Digital Photography Lab: Elementary date of first publication was March 26, 2008

We applied for Copyright Registration of Infusing Technology Digital Photography Lab: High School on August 4, 2008. Registration #TX6-865-569 was granted effective August 4, 2008. Infusing Technology Digital Photography Lab: High School date of first publication was June 10, 2008.

We applied for Copyright Registration of Infusing Technology Digital Photography Lab: Grades 1-6 on August 4, 2008. Registration #TX6-964-151 was granted effective August 4, 2008. Infusing Technology Digital Photography Lab: High School date of first publication was March 7, 2008

Although we believe that our products have been independently developed and that we do not infringe on any third party rights, third parties may, in the future, assert infringement claims against us. We may be required to modify our products, trademarks, and/or technology or to obtain licenses to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions and as such failure to do so could irreparably harm the Company and/or our operating results.

We currently have curriculum royalty agreements with GibsonTech and Jackie DeLuna a.k.a. Infusing Technology. The agreement with Gibson Tech, which was renewed this past year, is for cash royalty payments based on sales of our PCS Academy of Electronics™ product.  The agreement with Jackie DeLuna expires March 31, 2012, is for cash royalty payments based on sales of our Digital Photography lab product (s).

Need for any Government Approval of Principal Products or Services.

None, not applicable.

Effect of Existing or Probable Governmental Regulations on the Business.

 Exchange Act.

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the Securities and Exchange Commission (the “SEC”).  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

Smaller Reporting Company.

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2010, we are required to furnish a report by our management on our internal control over financial reporting. Despite the delay in implementation by the SEC for smaller reporting companies, the Chief Compliance Officer undertook a review of the Company’s internal controls during FY2010 and furnished a copy for review by all directors and management.  This action will allow us to obtain feedback from the auditors, board of directors, and other management to assist in the implementation of additional controls, where needed.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls, in order to achieve compliance with Section 404. During the fiscal year ending March 31, 2010, our controller along with management have engaged in the process of documenting and evaluating our internal control over financial reporting. In this regard, management is of adopting a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our conclusions as of March 31, 2010 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither our independent auditors nor we will be able to conclude at or around March 31, 2010 that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. The Controller and management intend to take every step necessary to ensure compliance with Section 404.

“Penny Stock” Designation.

Our common stock is “penny stock” as defined in Rule 3a51-1 of the SEC. Penny stocks are stocks:

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

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares. Rule 15g-9 of the SEC requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

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

Reporting Obligations.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC  regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

Prior to 2008 we were required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB. Effective with our 2009 annual report we will report on Form 10-K and quarterly reports on Form 10-Q, with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Research and Development Expenses.

PCS LabMentors, Ltd. utilizes the Scientific Research & Experimental Development (“SR&ED“) credits, which can allow for tax credits to Canadian companies. SR&ED is a refundable tax credit program offered by the Canada Revenue Agency (“CRA”) to provide incentive for companies to undertake development activities in Canada. There are stringent reporting criteria to complete the filings to be reimbursed and to apply for these credits.  The Company receives a percentage of the total approved qualifying expenses submitted to Revenue Canada.  The percentage for the period ending March 31 2010 was estimated at approximately 18%.  The Company estimated $14,452 as Other Income for the SR&ED payment received.

Cost and Effects of Compliance with Environmental Laws.

None, not applicable.

Number of Total Employees and Number of Full Time Employees.

We employ approximately twenty-one full-time employees, while our LabMentors subsidiary has five full-time employees. We will hire part-time and additional full-time employees on an “as-needed” basis. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 1A-Risk Factors.

None, not applicable.

Item 1B-Unresolved Staff Comments.

None, not applicable.

Item 2. Property.

Location.

The Company leases its Principal executive offices in Boise, Idaho. These offices consist of approximately 7,300 square feet of office space. Rent obligations are currently $9,758/month under a non-cancelable operating lease that expires May 31, 2012. The lease obligations for the remainder of the lease are as follows:

Fiscal Year	Monthly Obligation

2011	$9,987
2012	$10,266
2013	$11,254

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,712/month. Effective March 31, 2010 the agreement expired and the lease went on a currently on a month-to-month basis. Effective July 1, 2010 a two (2) year lease was signed renewing the warehouse space. Rent obligations under the new lese are approximately $1,400 per month.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,200 square feet.  Rent obligations including utilities are $932/month through July 31, 2010

Investment Policies.

None, not applicable.

Description of Real Estate and Operating Data.

None, not applicable.

Item 3. Legal Proceedings.

(i). PCS Edventures!.com Inc., v. Jackie DeLuna and Infusing Technology K12, (United States District Court for the district of Idaho, Case NO. CV-08-00379-BLW).  The Company initiated this trademark infringement suit against defendants. Defendants asserted counterclaims for trademark and copyright infringement, misappropriation of trade secrets, and breach of contract claims based on alleged underpayment of royalties under two license agreements with the Company and sought an accounting.  The parties settled their dispute pursuant to an agreement that does not involve payment of money by either party.  The Court dismissed the case with prejudice on November 9, 2009.

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

As reported in the Company’s Form 8-K Current Report filed October 19, 2009 and the press release filed as an exhibit to that report,  the Company received a “Wells Notice“ on October 16, 2009  informing PCS of the Staff’s intention to recommend to the Commission that the SEC bring a civil injunctive action against PCS alleging that it violated Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder in connection with the disclosures made by the Company in its 8-K Current Report dated March 27, 2007 and in the related Press Release that announced the PCS ME License Agreement, subsequent sales of PCS stock by certain PCS officers and directors, book and record-keeping procedures and internal controls relating to revenue recognition from the License Agreement, and later disclosures concerning the License Agreement.   Wells Notices were also issued to the Chairman of the Board/Chief Executive Officer; the Executive Vice President/Chief Technology Officer; a Director; and a former officer.

In connection with the contemplated recommendation, the Staff may seek remedies including, among other things, a permanent injunction against future violations of federal securities laws, civil monetary penalties and, in the case of the individual Wells Notice recipients, disgorgement of PCS stock sale proceeds and a bar against continued service as officers or directors of PCS.

Under a process established by the SEC, PCS and each of the other recipients of the Wells Notices had the opportunity to submit any reasons of law, policy or fact why they believe that a civil injunctive action should not be brought (a “Wells Submission“) before the Staff makes its recommendation to the Commission regarding what action, if any, should be brought. PCS and the other Wells Notice recipients made their respective Wells Submissions in December 2009. As of the date of this Annual Report, the Company has not received any communication from the Staff in response to the Wells Submissions.   There can be no assurance that the SEC will not decide to bring an action against PCS and/or the officers and directors who have also received Wells Notices.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC investigation and any subsequent SEC enforcement actions.  The costs incurred by PCS in addressing the SEC investigation and possible enforcement proceedings, including the anticipated costs of indemnification of PCS’ officers and directors, have had, and if the SEC staff recommends commencement of an SEC enforcement action will likely continue to have, a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q Reports, including this Annual Report).  The investigation and possible enforcement proceedings could result in adverse publicity and divert the efforts and attention of PCS’ executive management team from ordinary business operations.

PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation, including defense costs, based on its contention that PCS did not give the insurer timely notice of the SEC’s formal non-public order commencing the investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position and is considering litigation to require the insurer to satisfy its contractual obligations.  There can be no assurance that the insurer will reimburse the legal expenses associated with the SEC investigation or any subsequent enforcement action that may be commenced in the future. (See Note 18 –Subsequent Events)

Item 4. Removed and Reserved

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information.

 Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol “PCSV” as discussed below. No assurance can be given that the market for our common stock will continue in the future or will be maintained. The possible sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC  held by members of management or others could have a substantial adverse impact on this market. The range of high and low bid quotations for our common stock during each quarter of our past two fiscal years are shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Stock Quotations.

Quarter Ended	High	Low
June 30, 2008	$1.59	$1.50
September 30, 2008	$1.23	$0.97
December 31, 2008	$1.07	$0.99
March 31, 2009	$0.85	$0.70
June 30, 2009	$0.87	$0.82
September 30, 2009	$0.79	$0.74
December 31, 2009	$1.18	$1.09
March 31, 2010	$0.92	$0.89

Holders.

As of March 31, 2010, we had approximately 1,260 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

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

Description	Date	Shares	Amount	Footnote
K. Stein	04/25/08	100,000	$ 60,000	(1)
A. Zabel	04/30/08	41	$ 48	(2)
Burlingame Equity Investors	05/30/08	460,000	$ 312,800	(3)
B. Albert	07/17/08	35,000	$ 18,500	(4)
E. Zelicka	10/03/08	10,000	$ 6,000	(5)
J. Schmidt	10/07/08	3,225	$ 3,870	(5)
S. Pharkute	10/07/08	19,684	$ 18,700	(6)
J. Schmidt	10/13/08	1,658	$ 1,575	(7)
J. Schmidt	12/08/08	5,643	$ 3,150	(7)
R. Grover	12/12/08	20,000	$ 15,000	(8)
J. Schmidt	01/14/09	4,274	$ 4,145	(9)
A. Zabel	01/22/09	62	$ 84	(10)
J. Schmidt	02/16/09	3,410	$ 3,240	(9)
A. Zabel	02/13/09	80	$ 72	(10)
J. Schmidt	03/30/09	4,010	$ 4,050	(9)
T. Kross	03/30/09	16,667	$ -	(11)
S. Tomari	04/16/09	75,000	$ 63,750	(12)
J. Schmidt	04/28/09	4,200	$ 3,780	(13)
J. Schmidt	05/05/09	3,881	$ 3,105	(13)
L. Burningham	05/05/09	23,845	$ 23,845	(14)
L. Baran	05/05/09	20,000	$ 2,600	(15)
L. Burningham	06/17/09	526	$ 526	(14)
In-House Employees	06/18/09	9,041	$ 6,539	(16)
D. Chase	06/19/09	61,250	$ -	(17)
R. Grover	06/19/09	153,726	$ -	(17)
J. Schmidt	06/16/09	5,806	$ 4,702	(13)
A. Zabel	06/16/09	6	$ 6	(18)
R. Grover	08/11/09	116,977	$ -	(23)
In-House Employees	08/31/09	6,902	$ 6,196	(19)
In-House Employees	08/31/09	595	$ 2,000	(16)
In-House Employees	08/31/09	10,201	$ 6,552	(20)
J. Khoury	08/31/09	12,450	$ 9,960	(21)
A. Maher	08/31/09	6,667	$ 2,000	(22)
A. Maher	08/31/09	6,667	$ 2,000	(22)
J. Schmidt	08/31/09	2,679	$ 2,250	(13)
J. Schmidt	08/31/09	3,571	$ 2,250	(13)
R. Musller-Wright	08/31/09	41,045	$ -	(24)
In-House Employees	09/04/09	11,156	$ 7,157	(25)
A. Maher	09/04/09	6,667	$ 2,000	(22)
In-House Employees	09/17/09	5,019	$ 7,394	(26)
S. Haislip	09/17/09	2,920	$ 1,577	(28)
L. Burningham	09/21/09	15,246	$ 9,910	(27)
L. Burningham	09/21/09	15,654	$ 9,393	(27)
J. Schmidt	09/21/09	6,052	$ 3,510	(13)
J. Eguisquiza	09/21/09	28,000	$ -	(28)
J. Eguisquiza	09/21/09	8,333	$ -	(29)
S. Pharkute	09/21/09	25,610	$ -	(28)
S. Haislip	09/25/09	13,636	$ -	(29)
B. Albert	09/25/09	13,258	$ 8,276	(30)
S. Haislip	09/25/09	2,920	$ 1,577	(28)
J. Eguisquiza	09/23/09	14,962	$ 16,458	(31)
J. Khoury	09/29/09	5,452	$ 5,779	(31)
R. Mussler-Wright	10/12/09	13,636	$ -	(29)
R. Mussler-Wright	10/12/09	41,250	$ -	(28)
In-House Employees	10/12/10	7,281	$ 14,902	(26)
L. Baran	10/12/10	1,489	$ 744	(38)
A. Maher	10/12/10	22,667	$ 6,800	(22)
J. Schmidt	11/05/09	1,973	$ 2,565	(13)
LaRocca and Assoc	11/05/09	5,000	$ 6,000	(32)
D. Dumke	11/05/09	5,000	$ 6,000	(32)
Burlingame Equity Investors	11/11/09	460,000	$ 312,800	(3)
In-House Employees	12/15/09	7,256	$ 8,996	(33)
A. Maher	12/15/09	4,743	$ 1,423	(22)
L. Baran	12/15/09	753	$ 376	(38)
In-House Employees	12/15/09	8,424	$ 8,849	(34)
L. Baran	12/15/09	702	$ 351	(34)
J. Khoury	12/21/09	4,606	$ 5,527	(35)
B. Albert	12/21/09	2,276	$ 2,732	(35)
S. Pharkute	12/31/09	18,700	$ 18,700	(36)
In-House Employees	01/15/10	9,135	$ 8,527	(37)
L. Baran	01/15/10	782	$ 391	(38)
In-House Employees	01/15/10	866	$ 848	(39)
J. Schmidt	01/31/10	2,364	$ 2,790	(13)
J. Schmidt	01/31/10	2,295	$ 2,295	(13)
J. Schmidt	01/31/10	2,531	$ 2,430	(13)
Burlingame Investors	02/03/10	460,000	$ 312,800	(40)
In-House Employees	02/11/10	811	$ 794	(39)
In-House Employees	02/11/10	6,818	$ 6,682	(39)
L. Baran	02/11/10	702	$ 351	(38)
L. Burningham	02/12/10	28,081	$ 26,677	(27)
M. McMurray	03/09/10	33,333	$ 30,000	(41)
In-House Employees	03/15/10	9,184	$ 8,265	(42)
L. Baran	03/15/10	669	$ 334	(38)
J. Schmidt	03/11/10	3,539	$ 3,150	(13)
J. Schmidt	03/11/10	3,734	$ 3,510	(13)
G. McCandless	03/11/10	1,667	$ 1,500	(43)
BOD: Andrus, Farley, McMurray	03/23/10	130,680	$ 115,000	(44)
L Burningham	03/11/10	2,507	$ 2,257	(27)

(1)

These shares were issued for the conversion of Warrant C at $0.60 per share.

(2)

These shares were issued for consulting services at $1.17 per share.

(3)

These shares were issued for the conversion of Warrant A at $0.86 per share.

(4)

These shares were issued to an employee who exercised some options. These options were exercisable at $0.54 and $0.50 per share respectively.

(5)

These shares were issued for the conversion of Warrant at $0.60 per share.

(6)

These shares were issued for an employee compensation payment at $0.95 per share.

(7)

These shares were issued for an employee compensation payment at $0.95 per share.

(8)

These shares were issued for bonus payment to an Officer at $0.75 per share.

(9)

These shares were issued for consulting services at $0.97,and $1.01 per share, respectively

(10)

These shares were issued for consulting services at $2.00, $1.55, $0.94, and $0.90 per shares, respectively.

(11)

These shares were issued to an employee who exercised options in a cashless transaction. These options were exercisable at $0.48 per share.

(12)

 These shares were issued for a Settlement Agreement at $0.85 per share.

(13)

 These shares were issued for consulting services at $0.90, $0.80, $0.81, $0.84, $0.63, $0.58, $1.30, $1.18, $1.00, $0.96, $0.89, and $0.84 per share, respectively.

(14)

These share were issued for legal services at $1.00 per share

(15)

These shares were issued to an employee who exercised options.  These options were exercisable at $0.13 per share

(16)

These shares were issued to in-house employees in lieu of compensation for the month of May 2009 at a per share range of $0.688 to $0.90.

(17)

 These shares were issued to an employee and an Officer who exercised options in a cashless transaction.  These options were exercisable at $0.31 per share.

(18)

 These shares were issued for consulting services at $0.90 per shares

(19)

These shares were issued for in-house employees in lieu of compensation for the month of June 2009 at a per share range of $0.64 to $0.85.

(20)

These shares were issued to in-house employees in lieu of compensation for the month of July 2009, at a per share range of $0.48 to $0.75.

(21)

These shares were issued as a bonus payment to an employee at $0.80 per share.

(22)

These shares were issued to an Officer for the exercise of options in lieu of cash compensation for the months of June, July, August,  September, and October 2010, respectively. This option was exercisable at $0.30 share.

(23)

These shares were issued to an Officer who exercised options in a cashless transaction.  These options were exercisable at $0.15 per share.

(24)

These shares were issued to an employee who exercised options in a cashless transaction.  These options were exercisable at $0.12 per share.

(25)

These shares were issued to in-house employees in lieu of compensation for the month of August 2009 at a per share range of $0.48 to $0.70.

(26)

These shares were issued to in-house employees in lieu of compensation for the month of September 2009 at a per share range of $0.90 to $1.20.

(27)

These share were issued for legal services at $0.65,  $0.60, $0.95, and $0.90 per share, respectively.

(28)

These shares were issued to employees who exercised options in a cashless transaction. These options were exercisable at $0.54 per share.

(29)

These shares were issued to employees who exercised options in a cashless transaction. These options were exercisable at $0.50 per share.

(30)

These shares were issued as a bonus payment to an employee at $0.63 per share.

(31)

These shares were issued as bonus payments to employees at $1.10, $1.06, and $1.20 per share, respectively.

(32)

These share were issued for consulting services at $1.20 per share.

(33)

These shares were issued to in-house employees in lieu of compensation for the month of October 2009 at a per share range of $0.91 to $1.47.

(34)

These shares were issued to in-house employees in lieu of compensation for the month of November 2009 at a per share range of $0.76 to $1.30.

(35)

These shares were issued as bonus payments to employees at $1.20, per share.

(36)

These shares were issued to an employee as compensation at $1.00 per share.

(37)

These shares were issued to in-house employees in lieu of compensation for the month of December 2009 at a per share range of $0.72 to $1.00.

(38)

These shares were issued to an employee for the exercise of options in lieu of cash compensation for the months of September 2009, October 2009, November 2009, December 2009, January 2010, and February 2010.  These options were exercisable at $0.50 share.

(39)

 These shares were issued to in-house employees in lieu of compensation for the month of January 2010 at a per share range of $0.78 to $0.98.

(40)

These shares were issued for the conversion of Warrant B at $0.86 per share.

(41)

These shares were issued to a Director for services rendered. At $0.90 per share

(42)

These shares were issued to in-house employees in lieu of compensation for the month of February 2010 at a per share range of $0.72 to $0.90.

(43)

These shares were issued for consulting services at $0.90 per share.

(44)

These shares were issued to Directors for accrued services for the period October 2007 through August 2009 at $0.88 per share.

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

Item 7. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

PCS researched and studied effective and efficient competitive market strategies and benchmarks during FY2010. As a result of the research PCS has restructured the marketing and sales departments in order to become a more customer and marketing driven company. This will increase our market penetration and allow for stronger and recurring customer relationships.

The restructure was implemented in two phases.  The first phase required the reorganization of the sales department. We have discontinued direct sales based on geographical regions and have moved into four (4) distinct Strategic Business Units (SBUs). The SBUs will target specific markets.  The targeted markets are:

1)

K6 programs for the elementary classroom

2)

Tech Ed programs for grades 6-12

3)

Afterschool programs

4)

International services that provide K-16 educational solutions for the International market.

Under the new structure, PCS will continue with its core strength of STEM (science, technology, education, and math) products. The product offering will be specifically targeted within each SBU to better meet the needs of our customer and to enhance the customer experience, and strengthen customer relations. This will allow for PCS to penetrate additional market space in both the domestic and international markets, and allow for continued revenue growth. The second phase consisted of strengthening the marketing department. This allows for greater customer driven product, market benchmarking, and customer relations.  In order to meet this goal, PCS hired Mr. Glenn McCandless to act as Interim Vice President of Marketing, through FY2011. Mr. McCandless has over 25 years of proven industry experience, including 10 years of education marketing, sales, and channel management at Apple and 15 years as President of Focus Marketing, a sales, marketing, and business development consulting firm specializing in the educational market.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2010 resulted in a net loss of ($1,871,467) as compared to the net loss during the fiscal year ended March 31, 2009 of ($1,957,753). This net loss is a decrease in loss of ($86,286) or approximately percent 4% from the net loss for fiscal year ended March 31, 2009. The Basic Loss per Share for fiscal year 2010 is ($0.05), which is consistent with the loss per share of ($0.05) for fiscal year 2009.  Details of changes in revenues and expenses can be found below.

Operating Results Revenues.

Consolidated revenues for the twelve-month period ended March 31, 2010, decreased to $2,394,406 or by ($466,933) (16%) as compared to $2,861,339 for the twelve-month period ended March 31, 2009. The decrease in revenue is due to a net change whereby PCS experienced a decrease of ($682,469) and LabMentors, our wholly owned subsidiary, had net increase of $215,536, over the same twelve month period for the fiscal year ended March 31, 2009. The losses of the parent company were due to changes in the federal and state funding schedules, hesitation surrounding the general economy, and a decrease in the expenditures of grant monies. LabMentors increase was due to an aggressive marketing strategy, new product development, and strong customer relations.

Operating Results Cost of Goods Sold/Cost of Sales.

Consolidated cost of goods sold for the twelve-month period ended March 31, 2010, decreased by $358,149 (26%) to $1,016,685 as compared to $1,374,834 for the twelve-month period ended March 31, 2009. Included in PCS’ cost of goods sold are variable costs including sales commissions, shipping expenses, and product royalty payments, which have all declined due to the decrease in sales. In addition, LabMentors has minimal variable costs. Due to their revenue increase, as stated above, and low variable costs the increase in COGS is not in the same proportion to the increase in sales.

Operating Results Operating Expenses.

Operating expenses for the twelve-month period ended March 31, 2010, increased by $89,882 (3%) to $3,291,473 as compared to $3,201,591 for the twelve-month period ended March 31, 2009.

Expense	Amount	Footnote
BOD Compensation	$ 62,500	(1)
Legal Expenses	350,502	(2)
Sales and Marketing	(150,204)	(3)
Legal Settlement	(63,750)	(4)
Option/Warrant Expense	(75,463)	(5)
Misc Other Expenses	(33,703)
Total Change in Operating Expenses	$ 89,882

1)

Monthly compensation for the Board of Directors increased by $5,000 per month. Mr. Michael McMurray received additional compensation due to services rendered during Mr. Maher’s medical absence.

2)

Legal expenses increased due to “Wells Notification” and response.

3)

Sales and Marketing expenses decreased due to a concentrated effort on selective trade shows and building in-house customer relations.

4)

The legal settlement is a non-recurring event.

5)

The annual amortization of Option/Warrant expense has deceased due to old options being fully expensed. There were no new options or warrants granted in FY2010.

Liquidity.

As of the fiscal year ended March 31, 2010, we had $290,141 in cash, with total current assets of $801,462 and total current liabilities of $432,859. We have an accumulated deficit of ($32,678,949) and shareholder’s equity of $950,711.

The Company has a current ratio of 1.85. The current ratio for the fiscal year ended March 31, 2009 was 2.43. The ratio indicates that despite the difficult economic environment, we have effectively managed working capital and debt. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $368,603 at March 31, 2010. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable. The working capital for the fiscal year ended March 31, 2009 was $693,772. This decrease was due primarily to the fiscal year 2010 decrease in sales.

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

During the fiscal year ended March 31, 2010, the Company had sales to two major customers that accounted for 14% and 11% of total revenue. See note 2 to the financial statements for additional information.

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

In accordance with the financial accounting standard pertaining to the “Statement of Cash Flows,” the cash flows of the Company are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that were translated at the exchange rate at the end of the period.

Educational Software.

The Company's inventory consists partially of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with the financial accounting standard pertaining to internally developed software, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

Intellectual Property.

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with generally accepted accounting principles as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs were  amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform that was  determined to be 60 months. As of March 31, 2010 Intellectual Property was fully amortized.

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

Goodwill and Intangible Assets.

We recorded our acquisition of LabMentors in accordance with the financial accounting standards issued by the FASB.  We allocate the cost of acquired companies to the tangible and identified intangible assets and liabilities acquired with the remaining amount being recorded as goodwill. Certain intangible assets, such as acquired technology, are amortized (see Intellectual Property above).

The most recent acquisition did not have significant tangible assets, and, as a result, the majority of the purchase price was allocated to goodwill, which increases the potential for impairment charges that we may incur in the future.

We account for goodwill and other intangible assets in accordance with  the financial accounting standards issued by the FASB pertaining to “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that impairment might have occurred. The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired. If the book value exceeds the fair value, the goodwill is considered impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

We hired an outside independent accounting firm specializing in fair value evaluations to analyze and perform the impairment review. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that an impairment was not required..

Options/Warrants and Shares Issued for Services.

On January 1, 2006, the Company adopted the accounting standard pertaining to “Accounting for Stock Based Compensation,” which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments.  This standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

The Company accounts for shares issued to employees and others based upon the closing price of our common stock as of the grant date.

Acquisitions.

Our acquisition strategy is to acquire companies and/or assets that continue to increase our product depth, market penetration, and synergies within the Company. The Company has made one asset purchase acquisition over the last three years., namely the PCS STEPS® product line from Education Enterprise Solutions on October 9, 2006 for 375,000 shares of common stock valued at $225,000. This product was transferred from the parent company to our subsidiary for development and implementation.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of March 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None, not applicable.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2010 and March 31, 2009

Consolidated Statements of Operations for the years ended March 31, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheets of PCS Edventures!.com, Inc. and Subsidiary (the “Company”) as of March 31, 2010 and 2009 and the related statements of operations, shareholders' equity and cash flows for the twelve month periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary as of March 31, 2010 and 2009 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered reoccurring losses and negative cash flow from operations, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 15.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 1, 2010

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	March 31, 2010	March 31, 2009

CURRENT ASSETS
Cash	$ 290,141	$ 548,443
Accounts receivable, net of allowance for doubtful accounts of $4,271 and $1,573 respectively	255,846	339,430
Interest receivable	524	2,650
Prepaid expenses	17,592	17,824
Deferred costs	-	792
Finished goods inventory	207,132	268,143
Other receivable	30,227	-
Total Current Assets	801,462	1,177,282

FIXED ASSETS, net of accumulated depreciation of $160,613 and $110,424, respectively	132,650	113,662
EDUCATIONAL SOFTWARE net of accumulated amortization of $229,381 and $162,531, respectively	214,756	161,610
INTELLECTUAL PROPERTY, net of accumulated amortization of $503,885 and $466,385, respectively	-	37,500
GOODWILL	202,688	202,688

OTHER ASSETS
Mold cost	24,643	28,134
Deposits	7,371	7,371
Total Other Assets	32,014	35,505
TOTAL ASSETS	$ 1,383,570	$ 1,728,247

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	March 31, 2010	March 31, 2009

CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 265,908	$ 213,581
Accrued compensation	6,000	6,960
Payroll liabilities payable	17,091	12,377
Accrued expenses	38,191	146,847
Deferred revenue	105,669	97,603
Notes payable	-	6,142
Total Current Liabilities	432,859	483,510
Total Liabilities	432,859	483,510

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	33,526,490	31,658,921
authorized shares, 39,700,831 and 37,660,200 shares issued and outstanding, respectively
Stock payable	88,745	90,409
Accumulated comprehensive income (loss)	14,425	(32,195)
Accumulated deficit	(32,678,949)	(30,472,398)
Total Stockholders' Equity	950,711	1,244,737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,383,570	$ 1,728,247

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended
	March 31,
	2010	2009
REVENUES
Lab revenue	$2,279,202	$2,668,664
License revenue	115,204	192,675
Total Revenues	2,394,406	2,861,339

COST OF SALES	1,016,685	1,374,834

GROSS PROFIT	1,377,721	1,486,505

OPERATING EXPENSES
Salaries and wages	1,127,196	1,229,150
Bad debt expense	4,649	6,229
Depreciation and amortization expense	99,258	127,508
Loss on legal settlement	-	63,750
General and administrative expenses	2,060,370	1,774,954
Total Operating Expenses	3,291,473	3,201,591

OPERATING LOSS	(1,913,752)	(1,715,086)

OTHER INCOME AND (EXPENSES)
Interest income	7,304	23,701
Other income	60,739	16,182
Other expense	(25,758)	-
Loss on impairment of goodwill	-	(282,550)
Total Other Income and Expenses	42,285	(242,667)

NET LOSS	(1,871,467)	(1,957,753)
Foreign currency translation	46,620	(31,936)
NET COMPREHENSIVE LOSS	($1,824,847)	($1,989,689)

Deemed Dividend	(291,586)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	($2,116,433)	($1,989,689)

Loss per Share Basic and Diluted	(0.05)	(0.05)
Weighted Average Number of Shares Outstanding Basic and Diluted	38,487,320	37,518,316

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/2008	36,976,446	$ 30,698,000	$ -	$ (28,514,645)	$ (259)	$ 2,183,096

Stock for Exercise of Warrants	570,000	378,800	-	-	-	378,800

Stock for Exercise of Options	51,667	18,500	-	-	-	18,500

Stock for Services	62,087	53,935	26,659	-	-	80,594

Stock for Legal Settlement	-	-	63,750	-	-	63,750

Option Expense	-	509,686	-	-	-	509,686

Foreign Currency Translation	-	-	-	-	(31,936)	(31,936)

Net loss	-	-	-	(1,957,753)	-	(1,957,753)

Balance at 03/31/09	37,660,200	31,658,921	90,409	(30,472,398)	(32,195)	1,244,737

Change in Accounting Policy	-	-	-	(43,498)	-	(43,498)

Stock for Exercise of Warrants	920,000	625,600	-	-	-	625,600

Stock for Services	395,044	363,516	1,780	-	-	365,296

Stock for RSU's	-	-	52,500	-	-	52,500

Stock for Settlement	75,000	63,750	(63,750)	-	-	-

Stock for Exercise of Options	578,883	20,945	-	-	-	20,945

Stock for Employee Bonus	71,704	67,950	7,806	-	-	75,756

Option Expense	-	434,222	-	-	-	434,222

Warrant Repricing	-	291,586	-	(291,586)	-	-

Foreign Currency Translation	-	-	-	-	46,620	46,620

Net Loss through 3/31/2010	-	-	-	(1,871,467)	-	(1,871,467)

Balance at 3/31/2010	39,700,831	$ 33,526,490	$ 88,745	$ (32,678,949)	$ 14,425	$ 950,711

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($1,871,467)	($1,957,753)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	99,258	127,508
Bad debt expense	4,649	6,229
Stock issued for employee bonus	67,950	-
Stock and options issued for services	316,405	80,594
Amortization of fair value of options issued	434,222	509,686
Stock payable	88,745	-
Common stock issued for legal settlement	-	63,750
Loss on stock	20,452
Loss on impairment of goodwill	-	282,550
Change in accounting policy	(43,498)	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	65,626	358,720
(Increase) decrease in prepaid expenses	232	(2,290)
(Increase) decrease in other receivables	(14,793)	13,829
(Increase) decrease in inventories	(22,392)	(128,858)
Decrease in deferred costs	792	51,710
(Decrease) increase in accounts payable and accrued liabilities	(51,744)	43,778
Increase (decrease) in unearned revenue	8,066	(191,100)
Net Cash Used by Operating Activities	($897,497)	($741,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(47,827)	(137,600)
Net Cash Used by Investing Activities	(47,827)	(137,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	20,945	18,500
Proceeds from exercise of warrants	625,600	378,800
Principal payments on debt	(6,143)	(20,296)
Net Cash Provided by Financing Activities	640,402	377,004

Foreign currency translation	46,620	(31,936)
Net Decrease in Cash	(258,302)	(534,179)
Cash at Beginning of Year	548,443	1,082,622
Cash at End of Year	$ 290,141	$ 548,443

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	March 31,
NON-CASH INVESTING & FINANCING ACTIVITIES	2010	2009
Common stock issued for legal settlement	63,750	-
Common stock issued for services	26,659	-
Deemed Dividend	291,586	-

	For the Twelve Months Ended
	March 31,
	2010	2009
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho Corporation, and its wholly owned subsidiary, PCS LabMentors, Ltd., a Canadian company (collectively, “the Company”).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

c. Concentration of Credit Risks and Significant Customers (continued)

Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $4,271and $1,573 for the years ended March 31, 2010 and 2009, respectively.

During the last two fiscal years ending March 31, 2010 and March 31, 2009, there were two major customer that exceeded 10% of revenue:

	For the Years Ended
	March 31,
	2010		2009
Customer A	$343,539	14%	$145,081	5%
Customer B	$265,995	11%	-	-

The accounts receivable from these same major  customers as of March 31, 2010 and March 31, 2009, is as follows:

For the Years Ended
March 31,
	2010	2009
Customer A	109,327	33,056
Customer B	-	-

d. Foreign Currency Translation

The functional currency of our subsidiary is considered the local currency. Our PCS LabMentors' subsidiary has a functional currency in Canadian dollars ($CDN). The subsidiary’s financial statements have been translated into US dollars in accordance with generally accepted accounting principals regarding foreign currency translation All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss) and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). Through this, all of the Company’s financial documents are stated within the functional currency of the parent company, which is the United States dollar ($USD).

In accordance with generally accepted accounting principals regarding the presentation of the “Statement of Cash Flows,” the cash flows of the subsidiary are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that was translated at the exchange rate at the end of the period.

e. Fair Value of Financial Instruments

The Company adopted the standard issued by the FASB, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

e. Fair Value of Financial Instruments (continued)

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2010 on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)
	$ -	$ -	$ -	$ -

The standard issued by the FASB concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended March 31, 2010 and 2009 there were no applicable items on which the fair value option was elected.

f. Revenue Recognition

PCS recognizes revenue for its three (3) revenue streams: Product (Learning Labs)and Licensing in accordance with generally accepted accounting standards pertaining to revenue recognition of single unit and/or multiple deliverables.

Effective April 1, 2009, the Company changed its revenue recognition policy to recognize product revenue in accordance with generally accepted accounting standards,  in which revenue is recognized when it is realizable and when earned. We believe this change to be more conservative and will not create a material effect on our financial statements. In addition, it will allow for revenue to be uniformly applied Company wide and allow for greater transparency to users of the financial statements, in that it is less complicated and a more commonly used manner of recognition.

Licensing Revenue is in relation to the sales of the learning labs. This revenue is based on a contractual term of 1 year, which begins when the physical lab is delivered to the customer. Should the customer terminate the licensing prior to the expiration of the contract, PCS does not have an obligation to refund any portion of the fees. As such, revenue is amortized and recorded over the life of the contractual license, in accordance with generally accepted accounting standards

g. Goodwill

Goodwill represents the excess of the cost of PCS LabMentors' acquisition over the net of the amounts assigned to the assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with generally

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

accepted accounting standards, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

The entire goodwill balance of $202,688 at March 31, 2010, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in November 2005.  With the acquisition of PCS LabMentors the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

Generally accepted accounting standards require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the item exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

The Company tested for impairment of our goodwill at March 31, 2010 and 2009 and determined that an impairment was not necessary at March 31, 2010 and an impairment loss in the amount of $282,550 at March 31, 2009.

h. Business Combinations

There were no business combinations during the fiscal years ended March 31, 2010 and 2009.

i. Principles of Consolidation

The accompanying consolidated financial statements consolidate the accounts of the parent company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated through consolidation.

j. Provision for Income Taxes

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

Net deferred tax liabilities consist of the following components as of March 31, 2010 and 2009:

	March 31,
	2010	2009
Deferred tax assets:
NOL carryover	$ 3,809,924	$ 4,089,719
Accrued expenses	18,296	(45,992)
Accumulated depreciation	(35,680)	(24,482)
Allowance for doubtful accounts	918	(1,967)
Deferred revenue	(317)	-
Deferred tax liabilities:	-	-
Valuation allowance:	(3,793,141)	(4,017,478)
Net deferred tax asset:	$ -	$ -

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

j. Provision for Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations as detailed in the following table for the years ended March 31, 2010 and 2009 due to the following:

	March 31,
	2010	2009
Book income	$ (658,182)	$ (645,139)
State taxes	(165)	-
Stock for services/expense	86,182	56,294
Penalties/dues	1,652	224
Options expense	147,636	198,778
Other	2,892	4,002
NOL utilization	-	-
Valuation allowance	419,985	385,841
	$ -	$ -

At March 31, 2010 the Company had net operating loss carry forward of approximately $10,982,772 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the March 31, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On January 1, 2007 the Company adopted the provisions of generally accepted accounting standards for Uncertainty in Income Taxes.  The Company has no uncertain tax positions to disclose.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

k. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements in accordance with generally accepted accounting standards. Diluted loss per share is equal to basic loss per share as the result of the anti-dilutive nature of the stock equivalents.

	For the Years Ended
	March 31,
	2010	2009
Basic loss per share from operations:
Numerator - loss	$ (1,871,467)	$ (1,957,753)
Denominator - weighted average number of shares outstanding	38,487,320	37,518,316
Loss per share	$ (0.05)	$ (0.05)

l. Newly Issued Accounting Pronouncements

During the year ended March 31, 2010, the Company adopted the following:

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact our consolidated results of operations or financial condition.

k. Educational Software

The Company's inventory consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with generally accepted accounting standards, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

n. Intellectual Property

               The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance generally accepted accounting standards as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

o. Property and Equipment

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

 p. Finished Goods Inventory

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

q. Stock Options and stock grants

Effective January 1, 2006, the Company accounts for stock issued for employee services and goods and services received from non-employees in accordance with generally accepted accounting standards. The Company is required to recognize expense of options or similar equity instruments including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this standard requires significant judgment regarding the assumptions used in the selected option-pricing model, including stock price volatility and employee exercise behavior.

Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

The Company accounts for shares issued to employees and others based upon the closing price of our common stock at the grant date.

The Company has granted options and warrants to purchase PCS Edventures!.com common stock.  These instruments have been valued using the Black-Scholes model and are fully detailed in Note 11.

NOTE 3 - FIXED ASSETS

Assets and depreciation for the period are as follows:

	March 31,
	2010	2009
Computer/office equipment	$15,252	$19,606
Server equipment	150,656	114,105
Software	127,355	90,375
Accumulated depreciation	(160,613)	(110,424)
Total Fixed Assets	$132,650	$113,662

Fixed Asset depreciation expense for the years ended March 31, 2010 and 2009 was $33,446 and $26,226, respectively.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.

Common Stock

During the year ended March 31, 2009, the Company issued 62,087 shares of common stock for services rendered. The per share value ranged from $0.45 to $1.55 for a net value of $53,935, based on the closing price of our common stock at the grant date.

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

During the year ended March 31, 2010, the Company issued 460,000, shares of common stock for the conversion of A Warrants valued at $312,800.

During the year ended March 31, 2010, the Company issued 460,000, shares of common stock for the conversion of B Warrants valued at $312,800.

During the year ended March 31, 2010, the Company issued 112,431 shares of common stock for services rendered. The per share value ranged from $0.58 to $1.30 for a net value of $95,500, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company issued 164,013, shares of common stock to directors for services rendered valued at $147,207. Of this amount 130,680 shares valued at $115,000 were for services rendered for the period October 1, 2007 through August 31, 2009. The per share price was based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company issued 90,874, shares of common stock for employee compensation. The per share value ranged from $0.48 to $1.47 for a net value of $93,858, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company issued 27,726 in common stock for services rendered in the amount of $26,950. The common stock issued for the services subsequent to March 31, 2009 was recognized as an expense and was included in Stock Payable during the year ended March 31, 2009.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

a.

Common Stock (continued)

During the year ended March 31, 2010, the Company issued 75,000 in common stock for a legal settlement in the amount of $63,750. The common stock issued for a legal settlement subsequent to March 31, 2009 was recognized as an expense and was included in Stock Payable during the year ended March 31, 2009.

During the year ended March 31, 2010, the Company issued 75,419, shares of common stock for exercise of Stock Options by employees valued at $20,945. Of this amount, 55,419 shares of common stock valued at $18,345 were issued to employees as compensation. The per share value was based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company issued 503,464, shares of common stock for exercise of cashless options.

During the year ended March 31, 2010, the Company issued 71,704, shares of common stock for bonuses to employees valued at $67,950 based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company recognized 3,341 shares of common stock for services rendered at a value $4,703, of this value $818 in common stock shares are remain to be issued. The value per share is based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company recognized 10,636 shares in common stock for employee compensation. The per share value ranged from $.050 to $.90 for a net value of $7,807, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company recognized 9,312 shares in common stock for employee bonuses. The per share value ranged from $0.82 to $.90 for a net value of $8,735, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company recognized 17,045 shares in common stock for director fees value at $15,000 at a per share value of $0.88, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company recognized $52,500 restricted stock units payable to directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.85, based on the closing price of our common stock at the grant date.

b. Preferred Stock

The Company has no issued Preferred Stock.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2010 and March 31, 2009

	March 31,
	2010	2009
Note payable to a Canadian governmental agency bearing no interest, with payments due the 1st of each month, unsecured	$ -	$ 6,142

Total Notes Payable	$ -	$6,142

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012.Rent expense for the corporate offices was $116,526 and $112,922 for the years ended March 31, 2010 and 2009, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,712/month. Effective March 31, 2010 the agreement expired and the lease went on a currently on a month-to-month basis. Effective July 1, 2010 a two (2) year lease was signed renewing the warehouse space. Rent obligations under the new lease will be approximately $1,400 per month.

The Company leases space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,200 square feet.  Rent obligations are $932/month through July 31, 2009. There is a one (1) year renewal option effective August 1, 2009 at $565/month plus utilities.  Rent expense was $6,911 and $12,708 for the years ended March 31, 2010 and 2009, respectively.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

a.

Operating Lease Obligation (continued)

The Company leases office space for its subsidiary in Canada. This lease is a month-to-month lease that may be cancelled at any time. The monthly rental obligation is $1,143.

Minimum lease obligation
over the next 5 years

Fiscal Year	Amount ($)
2011	137,578
2012	139,988
2013	26,708
2014	-
2015	-

b. Litigation

(i). PCS Edventures!.com Inc., v. Jackie DeLuna and Infusing Technology K12, (United States District Court for the district of Idaho, Case NO. CV-08-00379-BLW).  The Company initiated this trademark infringement suit against defendants. Defendants asserted counterclaims for trademark and copyright infringement, misappropriation of trade secrets, and breach of contract claims based on alleged underpayment of royalties under two license agreements with the Company and sought an accounting.  The parties settled their dispute pursuant to an agreement that does not involve payment of money by either party.  The Court dismissed the case with prejudice on November 9, 2009.

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

March 31, 2010 and 2009

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

Under a process established by the SEC, PCS and each of the other recipients of the Wells Notices had the opportunity to submit any reasons of law, policy or fact why they believe that a civil injunctive action should not be brought (a “Wells Submission”) before the Staff makes its recommendation to the Commission regarding what action, if any, should be brought. PCS and the other Wells Notice recipients made their respective Wells Submissions in December 2009. As of the date of this Annual Report, the Company has not received any communication from the Staff in response to the Wells Submissions.   There can be no assurance that the SEC will not decide to bring an action against PCS and/or the officers and directors who have also received Wells Notices.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC investigation and any subsequent SEC enforcement actions.  The costs incurred by PCS in addressing the SEC investigation and possible enforcement proceedings, including the anticipated costs of indemnification of PCS’ officers and directors, have had, and if the SEC staff recommends commencement of an SEC enforcement action will likely continue to have, a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q Reports, including this Annual Report).  The investigation and possible enforcement proceedings could result in adverse publicity and divert the efforts and attention of PCS’ executive management team from ordinary business operations.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation, including defense costs, based on its contention that PCS did not give the insurer timely notice of the SEC’s formal non-public order commencing the investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position and is considering litigation to require the insurer to satisfy its contractual obligations.  There can be no assurance that the insurer will reimburse the legal expenses associated with the SEC investigation or any subsequent enforcement action that may be commenced in the future. (See Note 18-Subsequent Events)

NOTE 7 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with financial accounting standard pertaining to internally developed software, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimate useful life of the program or exercise, generally 24 to 48 months. This educational software had a carrying value of $161,610 at March 31, 2009.  During 2010 there were $81,458 of additional inventory and related costs incurred, with a total of $28,312 of related depreciation recognized. This resulted in a current book value of $214,756.

NOTE 8 - INTELLECTUAL PROPERTY

Intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by PCS LabMentors to enable access to the various educational programs and exercises developed by the Company, as well as the PCS STEPS program. In accordance with FAS 86 as discussed previously regarding Educational Software, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months. This intellectual property had a carrying value of $37,500 at March 31, 2009. Amortization recognized for the fiscal year ended March 31, 2010 was $37,500, with a resulting carrying value of $0 at March 31, 2010.

NOTE 9 - GOODWILL

The entire goodwill balance of $202,688 at March 31, 2010 and 2009, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company's acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors' significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors' workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 9 – GOODWILL (continued)

Generally accepted accounting standards require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

We undertook an impairment review at the end of the current fiscal year end. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that an impairment was not necessary.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2010 and March 31, 2009.

	March 31,
	2010	2009
Credit Card debt	$ 24,435	$ 33,722
Professional Fees: Accounting	5,000	-
Professional Fees:Legal	10,640	22,203
Director Fees	-	92,207
Sales Tax Payable	13	-
GST Payable	(1,897)	(1,285)
Total Accrued Expenses	$ 38,191	$ 146,847

NOTE 11 - DILUTIVE INSTRUMENTS

Stock Options and Warrants

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with the financial accounting standard pertaining to share-based payments. This standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

 PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

Stock Options and Warrants (continued)

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2008	20,464,370	7,309,284	6,493,299	6,586,787	5,133,787	1,453,000

Warrants	-	-	570,000	(570,000)
Common Stock	295,000	33,333	51,667	210,000
Balance as of March 31, 2009	20,684,370	7,342,617	7,114,966	6,226,787	5,062,287	1,164,500

Warrants	-	-	920,000	(920,000)
Common Stock	-	528,468	920,230	(1,373,698)
Balance as of March 31, 2010	20,759,370	7,871,085	8,955,196	3,933,089	3,578,589	354,500

On May 11, 2008, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.30 per share. The warrants have an expected volatility rate of 190.79% as based on the Black-Scholes valuation model with a risk free interest rate of 1.94%. As of March 31, 2009, the warrants were fully vested.

 On July 10, 2008, the Company issued options to purchase 70,000 shares of common stock to each of its two employees at an exercise price of $1.30 per share.  These options were issued as additional compensation to the employees. The shares have an expected volatility rate of 189.28% as based on the Black-Scholes valuation model, with a risk free interest rate of 2.60%. The options vest over a three-year period with no shares vested as of March 31, 2009. The options expire July 2012.

On August 4, 2008, the Company issued options to purchase 100,000 shares of common stock to each of its three employees at an exercise price of $1.34 per share.  These options were issued as additional compensation to the employees. The shares have an expected volatility rate of 138.78% as based on the Black-Scholes valuation model, with a risk free interest rate of 2.58%. The options vest over a three-year period with no shares vested as of March 31, 2009. The options expire August 2012.

On August 11, 2008, the Company issued options to purchase 25,000 shares of common stock to an employee at an exercise price of $1.37 per share.  These options were issued as additional compensation to the employee. The shares have an expected volatility rate of 139.43%  as based on the Black-Scholes valuation model, with a risk free interest rate of 2.51%. The options vest over a three-year period with no shares vested as of March 31, 2009. The options expire August 2012.

During the year ended March 31, 2009 the Company had 33,333 common stock options cancelled or expired. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vesting. Expirations are due to common stock options not purchased prior to the stated expiration date.

                During the year ended March 31, 2009 the Company had 51,667 common stock options exercised by employees. Of this amount 16,667 were issued in a cashless exercise.

During the year ended March 31, 2009 the Company had 570,000 in warrants converted to common stock, the value per share ranged from $0.60 to $0.68 for a total value of $378,800.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

Stock Options and Warrants (continued)

               During the year ended March 31, 2010 the Company had 528,468 common stock options cancelled or expired. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vesting. Expirations are due to common stock options not purchased prior to the stated expiration date.

                During the year ended March 31, 2010 the Company had 920,230 common stock options exercised by employees, the value per share ranged from $0.10 to $0.54.

During the year ended March 31, 2010 the Company had 920,000 in warrants converted to common stock with a per share value of $0.68 for a total value of $625,600.

The Company expensed $434,222 related to the vesting of stock options for the year ended March 31, 2010.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

During the fiscal years ended March 31, 2010 and 2009, there were no stock options granted to members of our management.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 13 – ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 30 to 45 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The allowance is based on the prior three-year historical uncollectable accounts as a percentage of sales. As of March 31, 2010, the historical gross sales were $8,480,564 with a bad debt allowance equivalent to 0.541%, for a bad debt allowance of $4,271. The bad debt allowance as of March 31, 2009 was $1,573. The bad debt expense for the year ending March 31, 2010 and 2009 was $4,649 and $6,229, respectively.

NOTE 14 – OTHER ASSET

During the fiscal year ended March 31, 2009, the Company contracted and produced a hard plastic covering for the third generation electronic controller, The Brain. The controller is incorporated into the AORC and AOR products.  The cost of the Mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2010, the Company amortized 1,332 units.

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

                 During the fiscal year ended March 31, 2010, The Company continued to strengthen its strategic alliances with K’NEX, Science Demo, fischertechnik, MR Block, Integrating Technology, Minds I, Follette, Whole School, and Eduwise for further product development and enhancement. The Company had strong sales in Academy of Robotics Lab and continues to see strong sales in the Digital Media Lab and Edison. The Company studied and reviewed its marketing and sales team strategies, which resulted in a re-organization. The Company ceased direct sales based on geographical regions and has moved into four (4) Strategic Business Units (SBUs). This change will allow for a more focused marketing strategy directed at our target markets and allow for greater emphasis on our product’s ability to fill the needs of our customers, allowing for greater market penetration. In addition it will allow our sales team to build stronger relationships with key customers strengthening our product branding and enhance the positive reputation of our products and name. To help facilitate the implementation PCS contracted with Mr. Glenn McCandless, of Focus Marketing. Mr. McCandless has over 25 years of proven industry experience, including 10 years of education marketing, sales, and channel management at Apple and 15 years as President of Focus Marketing, a sales, marketing, and business development consulting firm specializing in the educational market. Mr. McCandless will act as Interim Vice President of Marketing, through FY2011.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

                NOTE 15 - GOING CONCERN (continued)

In addition, on February 23, 2010 Robert O. Grover was promoted to the positions of President, Chief Operating Officer, and Chief Technology Officer of PCS Edventures!.com.  Mr. Anthony A. Maher retains the positions of Chief Executive Officer and Director. The consolidation of operations under Mr. Grover allows Mr. Maher to focus his attention as CEO on long-term strategic initiatives, the evaluation of acquisition opportunities, financial planning and the expansion of relationships within the investment community, while allowing Mr. Grover to help facilitate and effectively address the evolving nature of the education markets, both domestic and international.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 – CHANGE IN ACCOUNTING POLICY

Effective April 1, 2009, the Company changed its revenue recognition policy to recognize product revenue when the weighted average cost of goods reached 100% shipped.  This change created an immaterial increased loss of ($43,498) which was treated retrospectively.  We believe this change to be more conservative and will not create a material effect on our financial statements.  In addition, it will allow for revenue to be uniformly applied Company wide and allow for greater transparency to users of the financial statements, in that it is less complicated and a more commonly used manner of recognition.

NOTE 17 – OTHER INCOME

Other income is made up of the following at March 31, 2010 and March 31, 2009.

	March 31,
	2010	2009
Sale of obsolete inventory	$ 62	$ 206
Employee benefit/insurance refund	217	120-
Professional Development Reimb	75	-
Cashier check refund (i)	-	315
SR&ED refund	14,452	15,541
ACOA (ii)	45,933	-
Total Other Income	$ 60,739	$ 16,182

(i)

Bank refund for cashier check purchased in FY2004 for trade show entrance fee that was never redeemed

(ii)

ACOA (Atlantic Canada Opportunities Agency) reimbursed employee costs in agreement with the Atlantic Investment partnership-Productivity and Business Skills Initiative. This was a one-time initiative and is not expected to re-occur.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 18 - SUBSEQUENT EVENTS

(i) Consulting Agreement with Focus Marketing (Glenn McCandless) Effective April 1, 2010 the Company entered into a consulting agreement with Focus Marketing, Inc. (Glenn McCandless) to act as Interim Vice President of Marketing, through FY2011. Mr. McCandless has over 25 years of proven industry experience, including 10 years of education marketing, sales, and channel management at Apple and 15 years as President of Focus Marketing, a sales, marketing, and business development consulting firm specializing in the educational market.

In this position Mr. McCandless will coach and train SBU leads on sales processes, sales cycles, and training. Mr. McCandless will develop individual strategic marketing and sales plans for each SBU that addresses emerging funding streams, market needs, and help identify target markets.  In addition, he will direct and coordinate marketing and development assets to deliver products and product launch schedules, as well as assist with recruiting and training a full time V.P. of Marketing to permanently fill this position for FY2012.

(ii) Consulting Agreement with RJ Falkner & Company, Inc.  Effective May 1, 2010 the Company signed an agreement with RJ Falkner & Company, Inc., for a period of at least one year. Mr. Falkner and other members of RJ Falkner & Company, Inc. will work with investment professionals and investors, on a continuing basis, in order to broaden the exposure of, and raise the level of interest in PCS Edventures!.com, Inc. within the investment community.

(iii) Contingent Agreement for Legal Services Effective June 17, 2010 the Company engaged the legal services of Briane Nelson Mitchell of Mauk & Burgoyne, Attorneys at Law.  The Company retained Mr. Mitchell, on a contingency basis, to provide legal services, including general counsel, advice and representation services in matters relating to the refusal of Navigators Insurance to honor contractual obligations under its 2007-2008 and 2008-2009 Insurance Policies.

(iv) PCS Edventures!.com Inc., v. Navigators Insurance Company, (The District Court of the Fourth Judicial District of the State of Idaho, in and for the county of Ada, Case NO. CV-OC 1012105).  The Company initiated this suit against the Defendant for failure of the Defendant to honor its contractual obligations to the Plaintiff, and the officers and directors of the Company.

(iv) Common Stock  For the period April 1, 2010 through June 18, 2010, the Company issued 35,465 shares of common stock to employees for services rendered. The per share price ranged from  $0.56-$0.90, for a total valuation of $24,550. The price per share was determined based upon the closing price on the date of grant.

For the period ending April 1, 2010 through June 18, 2010, the Company issued 22,318 shares of common stock for services. The per share price ranged from $0.719 to $0.86, for a total valuation of $$15,415.  The price per share was determined based upon the closing price on the date of grant.

For the period ending April 1, 2010 through June 18, 2010, the Company issued 17,045 shares of common stock to a board member for services rendered. The price per share of common stock was $0.88, for a valuation of $15,000.  The price per share was determined based upon the closing price on the date of grant.

For the period ending April 1, 2010 through June 18, 2010, the Company issued 16,308 shares of common stock for bonuses to employees. The price per share ranged from $0.82-$0.90, for a valuation of $14,102.  The price per share was determined based upon the closing price on the date of grant.

For the period ending April 1, 2010 through June 18, 2010, the Company issued 164,750 shares of common stock for the exercise of employee options. The price per share ranged from $0.50 to $0.54. Of these shares, 114,750 were purchased in cashless transactions and 50,000 were purchased for a valuation of $27,000.  The cashless purchase included a purchase by an officer in the amount of 45,455 shares.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 18 - SUBSEQUENT EVENTS (continued)

 (v) Warrants On April 5, 2010 the Company issued 10,000 warrants for the purchase of common stock for services at a per share price of $0.85, for a valuation of $8,500. The stock purchase warrant expires on April 4, 2012, 24 months from the date of issuance.

(vi) Private Offering On May 20, 2010 the Company completed a private offering in the amount of $450,000.  The offering was issued to accredited investors for a total of 750,000 shares of common stock and 250,000 warrants for common stock at a per share price of $0.60.  Each stock purchase warrant expires 24 months after issuance.

(vii) Rental Agreement  On June 11, 2010 the Company entered into a two (2) year rental agreement with Landmark Business Center, LLC. The agreement is for the rental of warehouse space in Boise, Idaho.  The warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,400 /month through June 30, 2012 for a total obligation of approximately $33,600.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None, not applicable

Item 9(A)T. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our chief executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our chief executive as appropriate to allow timely decisions regarding required disclosure

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s Report on Internal Control Over Financial Reporting (continued)

Management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2010, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting.

  No change in the Company’s internal control over financial reporting occurred during the year ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Item 9(B). Other Information.

(i) During the year ended March 31, 2010 the Company’s Controller, Management, Audit Committee, Board of Directors, and legal counsel reviewed, and updated the following governing policies:

1.

Audit Committee Charter,

2.

Disclosure Policy,

3.

Code of Ethics for Senior Financial Officers,

4.

Insider Trading Policy, and

5.

Employee Handbook.

The review was in response to the October 19, 2009 “Wells Notice” and management’s desire and responsibility to establish and maintain adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended, and management’s responsibility to evaluate the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

(ii) Adoption of PCS Edventures!.com, In., 2009 Equity Incentive Plan On August 27, 2009, the Board of Directors adopted and the shareholder’s approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“ 2009 Plan”). The 2009 Plan was designed to replace the existing 2004 Nonqualified Stock Option Plan (“2004 Plan”). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those if the shareholders and to motivate, attract, and retain its employees and provide an incentive for outstanding performance.

(iii) Material Event in Management  On November 30, 2009 the Company announced that Anthony A. Maher, its CEO, Acting CFO, and a director suffered a heart attack.  Following insertion of a stent to clear a blockage, Mr. Maher returned home.  Mr. Maher has made a full recovery and has resumed his full time duties as the Company’s CEO, Acting CFO, and a director.

On February 23, 2010 Robert O. Grover was promoted to the positions of President, Chief Operating Officer, and Chief Technology Officer of PCS Edventures!.com.  Mr. Anthony A. Maher retains the positions of Chief Executive Officer and Acting Financial Officer of PCS Edventures!.com, Inc.  The change was made to help facilitate and effectively address the evolving nature of the education markets, both domestic and international. The consolidation of operations under Mr. Grover allows Mr. Maher to focus his attention as CEO on long-term strategic initiatives, the evaluation of acquisition opportunities, financial planning and the expansion of relationships within the investment community.

Item 9(B). Other Information (continued)

 (iv) Stock Issued as Compensation   As a cost-cutting measure and to avoid layoffs of employees, the Company reduced the salaries of the Company’s officers and its other employees (collectively, “Employees”) by 20% and 10%, respectively, beginning in May 2009 and continuing to date.

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

At the annual meeting of the Company’s shareholders on August 27, 2009, the shareholders approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“2009 Plan”), which authorizes the board of directors to grant stock, awards purely as a “bonus” and not subject to any restrictions or conditions.  The Company filed a Form S-8 Registration Statement on November 19, 2009 registering the shares of PCS common stock issued or issuable pursuant to the 2009 Equity Incentive Plan.

The unsold shares of PCS common stock issued to Employees as “free trading” shares to offset salary reductions are being cancelled and the Company is replacing those shares with shares of PCS common stock issued under the 2009 Plan and registered under the new S-8 Registration Statement in those amounts. The Company is also issuing shares of PCS common stock issued under the 2009 Plan and registered under the new S-8 Registration Statement to those Employees who elected to receive free trading shares to offset their salary reduction.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Position
Anthony A. Maher	62	Chairman of the Board and Chief Executive Officer
Robert O. Grover	47	President, Chief Operating Officer, and Chief Technology Officer
Donald J. Farley	62	Secretary
Michael K. McMurray	64	Director
Dehryl A. Dennis	69	Director

Term of Office.

The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held no later than September of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.

Anthony A. Maher. Mr. Maher was named President and Director in March 2010. Prior to that, Mr. Maher was recruited to PCS at its inception as Chairman of the Board, President and Chief Executive Officer and structured the purchase of PCS Schools, Inc. and PCS LabMentors, Under Mr. Maher‘s leadership, the Company has developed curriculum from an initial four core areas to over 60; they developed the distance developer database; and created web-based publishing expertise. From 1982 to 1989 he was founder and Chairman of the Board of National Manufacturing Company, Inc. and its subsidiary, National Medical Industries, Inc. From 1979 to 1982, Mr. Maher was Executive Vice President for Littletree Inns, a hotel company based in Boise, Idaho with properties throughout the Northwest. Mr. Maher graduated from Boise State University in 1970 with a Bachelor of Arts degree in Political Science.

Robert O. Grover.  Mr. Grover was named President, Chief Operating Officer, and Chief Technology Officer in March 2010. Mr. Grover's current focus is on the development of PCS strategic business units and their individual business plans. Mr. Grover joined PCS at its inception and became Executive Vice President in May 1996.  Mr. Grover graduated from Boise State University in 1987 with a Bachelor of Arts degree in English and an A.A.S. in Business Management.

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

Dehryl A. Dennis, Ed.D..  Dr. Dennis has had a 36-year career that took him from teaching in small public schools in southwest Idaho to Puerto Rico and Illinois, and then returned him to his native state as a district administrator in Boise, Idaho. During his entire professional career, Dr. Dennis was an outspoken advocate for programs that emphasized applied learning. Because of his strong belief that most people learn by “doing rather than thinking about doing”, he supported and helped implement off-school site classrooms in malls and hospitals; partnerships with trade unions, small business, and industry; and cooperative agreements with institutions of higher learning. The success of these programs culminated in the construction of the Dehryl A. Dennis Professional Technical Center, which opened in 1999 and presently serves approximately 900 students from 16 area high schools. Appointed in 1976 as Director of Personnel, he later served as Assistant Superintendent and then Deputy Superintendent until he was appointed District Superintendent in 1994. He remained as Superintendent until his retirement in July 1999.

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

Involvement in Certain Legal Proceedings.

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

or (8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging accounting firm(s), which is currently M&K CPAs, PLLC, for the annual audit. The audit committee currently consists of Board members Michael K. McMurray and Dehryl A Dennis. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement the formal policy regarding the scope, responsibilities and length of service for the audit committee adopted in fiscal year 2005, as revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis. The audit committee held one (1) formal meeting with the Board of Directors on August 27, 2009.  In addition, the audit committee discusses as needed auditing issues via telephone conference and during regularly scheduled board meetings, after which time the conversations are incorporated into the Company’s minutes.

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2008-2010

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2008 through March 31, 2010.  During the fiscal year ended March 31, 2010, Mr. Grover’s salary comprised 7.36% of the total compensation paid to all employees, while Mr. Maher’s salary comprised 8.84% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony A. Maher President, Director	03/31/10	106,000		14,000					120,000
	03/31/09	120,000	0	0	0	0	0	*	120,000
	03/31/08	120,000	0	0	0	0	0	*	120,000
Robert O. Grover, VP, Chief Tech. Officer	03/31/10	81,667		18.333					100,000
	03/31/09	100,000	0	15,000	0	0	0	*	115,000
	03/31/08	100,000	0	0	0	0	0	*	100,000

*Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2010

The following table outlines the equity-based awards granted to our executive officers for the fiscal year ended March 31, 2010.  The Company did not issue any incentive plan awards.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Max-imum ($)	Thres- Hold (#)	Target (#)	Max-imum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Anthony A Maher, CEO, Chairman	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robert O Grover, President, Chief Operating Officer, and Chief Technology Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony Maher	00	0	N/A	N/A	N/A	0	0	N/A	N/A
		0	N/A	N/A	N/A	0	0	N/A	N/A
Robert Grover	30,000	20,000	N/A	$1.70	12/11/2011	0	0	N/A	N/A

Effective May 2009, in an effort to reduce cash outflow the officers assumed a 20% cash compensation reduction and receive the 20% in Restricted Rule 144 common stock. Currently, the Company is paying the officers the following annual salaries: Anthony A. Maher - $96,000 in cash and 24,000 shares of Restricted Rule 144 common stock; Robert O. Grover - $80,000 in cash and 20,000 shares of Restricted Rule 144 common stock. . The Company also makes available medical and dental insurance coverage for its officers and other U.S. employees.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2010

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Anthony Maher	47,411	$14,223	N/A	N/A
Robert Grover	270,703	100,530	N/A	N/A

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging accounting firm(s), which is currently M&K CPAs, PLLC, for the annual audit. The audit committee currently consists of Board members Michael K. McMurray and Dehryl A. Dennis. . Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement the formal policy regarding the scope, responsibilities and length of service for the audit committee adopted in fiscal year 2005, as revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis. The audit committee held one (1) formal meeting with the Board of Directors on August 27, 2009.  In addition, the audit committee discusses as needed auditing issues via telephone conference and during regularly scheduled board meetings, after which time the conversations are incorporated into the Company’s minutes.

Compensation of Directors.

Each fiscal year, the Board of Directors sets the dollar amount for the compensation of outside directors for their services. As of August 31, 2009, PCS had accrued approximately $115,000 of director fees pending review and implementation of the PCS 2009 Equity Incentive Plan.  The accrued compensation was paid to the directors with PCS common stock on March 17, 2010, at the per share closing price of $0.88. on March 16, 2010.

Effective October 1, 2009, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board to be $30,000 annually and paid on the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines.  Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. As of March 31, 2010 the Company had accrued  $17,500 of director fees. The current CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board and his own request.

The Board of Directors granted additional compensation to Michael K. McMurray for his additional work on behalf of the Company during the absence of Mr. Anthony A. Maher, CEO and Acting Chief Financial Officer. Common stock in the amount of 33,333 shares was issued to Mr. McMurray on March 8, 2010. the per price per share was $0.90 for a total valuation of $30,000. The price per share was based on the preceding days closing price.

As of March 31, 2010 the Company expensed $15,000 in director fees for Cecil D. Andrus for meritorious service as a member of the Board of Directors for his term beginning from his election as a member of the Board in August 2009, to March 1, 2010, the effective date of his resignation. As of March 31, 2010 said compensation was accrued as stock payable.

The following table shows awards and payments to members of our Board for fiscal year 2010 as compensation in accordance with the Board approved director compensation.  The table excludes our Chairman, who is also an executive officer.  The Chairman’s compensation is fully reflected in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cecil Andrus (resigned effective March 1, 2010)	0	43,750	0	0	0	0	43,750
Dehryl Dennis	0	28,750	0	0	0	0	28,720
Donald Farley	0	28,750	0	0	0	0	28,750
Michael McMurray	0	58,750	0	0	0	0	58,750

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

Stock Option Plans and Other Incentive Compensation Plans.

On August 27, 2009, the Board of Directors adopted and the shareholder’s approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan was designed to replace the existing 2004 Nonqualified Stock Option Plan (“2004 Plan”). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those if the shareholders and to motivate, attract, and retain its employees and provide an incentive for outstanding performance. An 8K was filed on November 19, registering the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management.

CERTAIN BENEFICIAL OWNERS

The following table outlines information provided to the Company as of March 31, 2010 regarding beneficial ownership of PCS Common Stock by the Company’s directors, executive management, and any beneficial owners.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units

					Percentage Owned (2)
	(3)			Total
Anthony A. Maher, CEO (4)	2,190,809	-	-	2,190,809	5.52%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Cecil D. Andrus, Director	716,438	461,040		1,177,478	2.97%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706 (resigned effective March 1,2010)
Dehryl A. Dennis, Director	34,670	20,971	35,294	90,935	0.23%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Donald J. Farley, Secretary	723,999	580,313	35,294	1,339,606	3.37%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Michael K. McMurray, Director	261,888	74,466	35,294	371,648	less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Robert O. Grover, VP	304,707	50,000	-	354,707	less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
All officers and directors as a group	4,232,511	1,186,790	105,882	5,525,183	13.92%
(sixt persons)

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

(2)

Based upon 39,700,831 shares issued and outstanding as of the first date listed in this section.

(3)

This is the amount exercisable by the directors and executive officers as of March 31, 2010.

(4)

 Includes (i) 2,116,309 shares owned of record by Mr. Maher; (ii) 9,500 shares which are beneficially owned by Sullivan Maher, LLC, for which Mr. Maher acts as a manager; (iii) 35,000 shares owned by the Nick Maher Foundation, of which Mr. Maher is a trustee; (iv) 30,000 shares owned by the Maher Family Partnership LLP. Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

During the last two fiscal years ended March 31, 2010 and 2009, we have granted common stock to members of our management.

                During the month of March 2010, we issued 32,670 shares of common stock to each of our four Board Members for a total issuance of 130,680 shares at an exercise price of $0.88 per share. These shares were issued for compensation for the Board for services for the period October 2007 through August 2009. These services had previously been accrue, in the period earned, pending the review and implementation of the PCS 2009 Equity Incentive Plan .

                During the month of March 2010, we issued 33,333 shares of common stock at a price per share of $0.90 to one of our Board Members for additional services rendered during the absence of Mr. Maher due to medical reasons.

Parents.

None, not applicable.

Promoters and Control Persons.

None, not applicable

Director Independence.

We believe that all members of our Board of Directors are independent based on the following definition of NASDAQ, which is quoted below from Rule 5605(a)(2), our Board of Directors has adopted this definition of an “independent director” even though we are not required to have independent directors. (2) ”Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For purposes of this rule, “Family Member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. The following persons shall not be considered independent:

(A) a director who is, or at any time during the past three years was, employed by the Company;

(B) a director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i)

compensation for board or board committee service;

(ii)

compensation paid to a Family Member who is an employee (other than an Executive Officer) of the Company; or

(iii)

benefits under a tax-qualified retirement plan, or non-discretionary compensation.

Provided, however, that in addition to the requirements contained in this paragraph (B), audit committee members are also subject to additional, more stringent requirements under Rule 5605(c)(2).

(C) a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an Executive Officer;

(D) a director who is, or has a Family Member who is, a partner in, or a controlling Shareholder or an Executive Officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

(i)

payments arising solely from investments in the Company’s securities; or

(ii)

payments under non-discretionary charitable contribution matching programs.

(E) a director of the Company who is, or has a Family Member who is, employed as an Executive Officer of another entity where at any time during the past three years any of the Executive Officers of the Company serve on the compensation committee of such other entity; or

(F) a director who is, or has a Family Member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

(G) in the case of an investment company, in lieu of paragraphs (A)-(F), a director who is an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.

Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Audit Fees

The total fees paid to M&K CPAs PLLC for professional services performed in connection with the audit of our financial statements for the fiscal year ended March 31, 2010 and for review of our financial statements in connection with our 1st, 2nd and 3rd Quarterly Reports on Form 10-Q, were approximately $40,000.  The Company paid  $44,691 in fees during fiscal year ended March 31, 2009, which included review of our financial statements for our Quarterly Reports and other reviews related to regulatory filings required by the SEC.  The total fees paid to M&K CPAs PLLC were approximately $37,000. The total fees paid HJ & Associates were approximately  $7,961 for fiscal years 2010 and 2009, respectively.

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

Part IV

Item 15. Exhibits.

(i)

Where Incorporated in this Report

Registration Statement on SB-2/A filed May 2, 2001, as amended	Parts I, II, III
Registration Statement on SB-2/A filed March 13, 2006, as amended	Parts I, II, III
8K filed December 9, 2005 re: LabMentors	Parts I, II, III
8K/A filed February 15, 2006 re: LabMentors	Parts I, II, III
8K filed August 22, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 29, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed October 12, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 31, 2006 re: Education Enterprise Solutions	Part II
8K /A filed May 17, 2007 re: Material Definitive Agreement with Global Techniques	Part II
8K filed October 15, 2007 re: Material Definitive Agreement with Global Techniques	Part II
8K filed January 7, 2008 re: Termination of Material Definitive Agreement with Global Techniques	Part II
8K/A filed August 25, 2008 re: Item 4.01 Changes is Registrant’s Certifying Accountant	Part II
8K filed February 2, 2009 re: Letter of Intent for the acquisition by PCS of substantially all the assets of Trudy	Part II
8K filed June 9, 2009 re: Termination of Trudy Corp Asset Acquisition	Part II
8K filed October 13, 2009 re: Amendment to B Warrants	Part II
8K dated October 20, 2009 re: Notification of Wells Notice	Part I, II
8K filed November 30, 2009 re: Mr. Anthony Maher medical condition	Part II
S-8 filed November 19, 2009 re: Registration of the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan	Parts II, III
S-8 filed December 1, 2009 re: amendment of PCS Edventures!.com, Inc, 2004 Non-qualified Stock Option Plan	Part II
8K filed March 2, 2010 re: Change in Management and Director	Part II, III

These documents and related exhibits have been previously filed with the SEC and are incorporated herein by reference.

 (ii)

Exhibit Number

Description

21	Subsidiaries of the Company
31.1	302 Certification of Anthony A. Maher
32	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	07/01/2010	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO and Chairman of the Board of Directors

Dated:	07/01/2010	By:	/s/Robert O. Grover
Robert O. Grover
President, Chief Operating Officer and Chief Technology Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	07/01/2010	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	07/01/2010	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Dated:	07/01/2010	By:	/s/Michael K. McMurray
Michael K. McMurray
Director