Form 10-Q
period 2010-06-30
PCS EDVENTURES COM INC
filed 2010-08-16
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

July 30, 2010:  40,768,294 Shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	June 30, 2010	March 31, 2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$ 473,056	$ 290,141
Accounts receivable, net of allowance for doubtful accounts of $4,308 and $4,271 respectively	329,181	255,846
Interest Receivable	15,472	524
Prepaid expenses	33,256	17,592
Deferred costs	-	-
Finished goods inventory	235,497	207,132
Other receivable	-	30,227
Total Current Assets	1,086,462	801,462

FIXED ASSETS, net of accumulated depreciation of $166,319 and $160,613, respectively	115,603	132,650
EDUCATIONAL SOFTWARE, net of accumulated amortization of $229,698 and $229,381, respectively	202,067	214,756
GOODWILL	202,688	202,688

OTHER ASSETS
Mold Cost	23,904	24,643
Deposits	7,371	7,371
Total Other Assets	31,275	32,014
TOTAL ASSETS	$1,638,095	$1,383,570

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS’ EQUITY

	June 30, 2010	March 31, 2010
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 312,319	$ 265,908
Accrued compensation	5,555	6,000
Payroll liabilities payable	17,029	17,091
Accrued expenses	36,729	38,191
Deferred revenue	108,604	105,669
Total Current Liabilities	480,236	432,859
Total Liabilities	480,236	432,859

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	34,137,880	33,526,490
authorized shares, 40,742,119 and 39,700,831 shares issued and outstanding, respectively
Stock payable	95,813	88,745
Accumulated comprehensive income (loss)	(1,511)	14,425
Accumulated deficit	(33,074,323)	(32,678,949)
Total Stockholders’ Equity	1,157,859	950,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,638,095	$ 1,383,570

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

	For the Three Months Ended
	June 30,
	2010	2009
REVENUES	(Unaudited)	(Unaudited)
Lab revenue	$ 455,154	$ 440,024
License revenue	30,087	24,858
Total Revenues	485,241	464,882

COST OF SALES	180,629	230,908

GROSS PROFIT	304,612	233,974

OPERATING EXPENSES
Salaries and wages	292,050	303,298
Depreciation and amortization expense	23,116	27,410
General and administrative expenses	385,179	386,658
Total Operating Expenses	700,345	717,366

OPERATING LOSS	(395,733)	(483,392)

OTHER INCOME AND EXPENSES
Interest income	969	4,756
Other income	-	28,954
Other expense	(610)	-
Total Other Income and Expenses	359	33,710

NET LOSS	(395,374)	(449,682)
Foreign currency translation	(15,936)	15,618
NET COMPREHENSIVE LOSS	($411,310)	($434,064)

Loss per Share Basic and Diluted	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding Basic and Diluted	40,121,967	37,721,262

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders’
	Shares Outstanding	Stock	Payable	Deficit	Income	Equity

Balance at 3/31/2010	39,700,831	$ 33,526,490	$88,745	$ (32,678,949)	$ 14,425	$ 950,711

Stock for Services	74,829	60,164	(7,626)	-	-	52,538

Stock for RSU’s	-	-	22,500	-	-	22,500

Stock for Exercise of Options - Cash	50,332	27,000	-	-	-	27,000

Stock for Exercise of Options - Cashless	149,819	-	-	-	-	-

Stock for Employee Bonus	16,308	14,102	(7,806)	-	-	6,296

Option Expense	-	60,124	-	-	-	60,124

Stock Issued for Cash	750,000	450,000	-	-	-	450,000

Foreign Currency Translation	-	-	-	-	(15,936)	(15,936)

Net Loss through 6/30/2010 (unaudited)	-	-	-	(395,374)	-	(395,374)

Balance at 6/30/2010 (unaudited)	40,742,119	$34,137,880	$ 95,813	$ (33,074,323)	$ (1,511)	$ 1,157,859

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($395,374)	($449,682)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	23,116	27,410
Stock issued for employee bonus	6,296	-
Common stock issued for services	75,038	28,329
Amortization of fair value of stock options	60,124	114,163
Change in accounting policy	-	(43,498)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(73,335)	104,269
(Increase) decrease in prepaid expenses	(15,664)	8,363
(Increase) decrease in interest receivables	-	(3,411)
(Increase) decrease in other receivables	(14,209)	-
(Increase) decrease in inventories	(28,365)	44,891
Decrease in deferred costs	-	(19,493)
(Increase) decrease in other assets	30,227	-
(Decrease) increase in accounts payable and accrued liabilities	51,062	(39,481)
Increase (decrease) in unearned revenue	2,935	302,305
Net Cash Provided by (Used by) Operating Activities	(278,149)	74,165

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development expense	-	(42,996)
Cash paid for purchase of fixed assets	-	(1,871)
Net Cash Used by Investing Activities	-	(44,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	27,000	2,600
Proceeds from sale of stock	450,000	-
Principal payments on debt	-	(3,658)
Net Cash Provided by (Used by) Financing Activities	477,000	(1,058)

Foreign currency translation	(15,936)	15,618
Net Increase in Cash	182,915	43,858
Cash at Beginning of Year	290,141	548,443
Cash at End of Year	$473,056	$592,301

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

	For the Three Months Ended
	June 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2010	2009
Common stock issued for services	35,427	90,409

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2010

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho Corporation, and its wholly owned subsidiary, PCS LabMentors, Ltd., a Canadian company (collectively, “PCS” or “the Company”).

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The June 30, 2010 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the year ended March 31, 2010. The June 30, 2010, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established source of revenues is not sufficient to cover its operating costs. Although the Company has positive working capital, it has accumulated significant losses. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position are as follows:

During the fiscal quarter ended June 30, 2010, the Company continued to strengthen its strategic alliances with K’NEX, Science Demo, fischertechnik, MR Block and Minds I, for further product development and enhancement. The Company had strong sales in its Academy of Robotics Lab and continues to see strong sales in the Digital Media Lab and annual Edison orders. The Company studied and reviewed its marketing and sales team strategies, which resulted in a re-organization. The Company ceased direct sales based on geographical regions and has moved into four (4) Strategic Business Units (SBUs). This change will allow for a more focused marketing

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2010

(unaudited)

NOTE 3 - GOING CONCERN (Continued)

strategy directed at our target markets and allow for greater emphasis on our product’s ability to fill the needs of our customers, allowing for greater market penetration. In addition it will allow our sales team to build stronger relationships with key customers strengthening our product branding and enhancing the positive reputation of our products and name. To facilitate implementation of this marketing strategy, PCS contracted with Mr. Glen McCandless, of Focus Marketing. Mr. McCandless has over 25 years of proven industry experience, including 10 years of education marketing, sales, and channel management at Apple and 15 years as President of Focus Marketing, a sales, marketing, and business development consulting firm specializing in the educational market. Mr. McCandless will act as Interim Vice President of Marketing, through FY2011.

In addition, on February 23, 2010 Robert O. Grover was promoted to the positions of President, Chief Operating Officer, and Chief Technology Officer.  Mr. Anthony A. Maher retains the positions of Chief Executive Officer and Director. The consolidation of operations under Mr. Grover allows Mr. Maher to focus his attention as CEO on long-term strategic initiatives, the evaluation of acquisition opportunities, financial planning and the expansion of relationships within the investment community, while allowing Mr. Grover to help facilitate and effectively address the evolving nature of the education markets, both domestic and international.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	June 30,	March 31,
	2010	2010
Computer/office equipment	$ 17,676	$ 15,252
Server equipment	136,891	150,656
Software	127,355	127,355
Accumulated depreciation	(166,319)	(160,613)
Total Fixed Assets	$ 115,603	$ 132,650

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

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2010

(unaudited)

NOTE 6 - GOODWILL

The entire goodwill balance of $202,688 at June 30, 2010 and March 31, 2010, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs are for accounting, consulting, and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, gained additional cost optimization, and gained greater market flexibility in optimizing market information and access to collegiate level sales.

Generally accepted accounting standards require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

                  We undertook an impairment review during fiscal year 2010. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that an impairment was not necessary.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30,	March 31,
	2010	2010
Credit card debt	$ 30,913	$ 24,435
Professional fees: accounting	-	5,000
Professional fees: legal	-	10,640
Sales tax payable	4	13
GST payable	(2,037)	(1,897)
BOE printer payout	7,849	-
Total Accrued Expenses	$ 36,729	$ 38,191

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012. Rent expense for the corporate offices was $29,967 and $29,761 for the quarters ended June 30, 2010 and 2009, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,712/month. Effective March 31, 2010 the Company’s lease expired and the warehouse rental continued on a month to month basis. Effective July 1, 2010 a two (2) year lease was signed renewing the warehouse space. Rent obligations under the new lease are approximately $1,400 per month. . Rent expense for the warehouse was $5,136 for the quarters ended June 30, 2010 and 2009.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2010

(unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. Effective April 1, 2010, the employees of LabMentors work from their respective homes. There was no rent expense for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 of $1,462.

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

The Company had a prior five year relationship with PCS ME at the time of the announcement of the License Agreement, including implementation of several pilot programs in Saudi Arabia schools in 2005 and 2006 and receipt of a December 27, 2006 letter from the Saudi Ministry of Education to the Ministry of Education Contracting Department supporting PCS proposals advanced by PCS ME.  The Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products to PCS ME for approximately $160,000 since 2007.  The Company extended a $250,000 loan jointly to PCS ME and its principal owner, Mohamed Yasser Refai, on or about October 1, 2007, as disclosed in the Company’s 8-K Current Report of that date. The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and was secured by an Assignment of Equity amounting to a 25% interest in PCS ME. However, that interest was not perfected.  Because the $250,000 loan to PCS ME was not paid when due, it was written off as of December 31, 2007, The Company had and currently has no interest in PCS ME.  The Company and PCS ME continue to work on the over-all project in the Kingdom of Saudi Arabia that was tied to the license agreement.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2010

(unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

As reported in the Company’s Form 8-K Current Report filed October 19, 2009 and the press release filed as an exhibit to that report.  The Company received a “Wells Notice” on October 16, 2009 informing PCS of the Staff’s intention to recommend that the SEC bring a civil injunctive action against PCS alleging that it violated Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder in connection with the disclosures made by the Company in its 8-K Current Report dated March 27, 2007 and in the related Press Release that announced the PCS ME License Agreement, subsequent sales of PCS stock by certain PCS officers and directors, book and record-keeping procedures and internal controls relating to revenue recognition from the License Agreement, and later disclosures concerning the License Agreement.   Wells Notices were also issued to the Chairman of the Board/Chief Executive Officer; the Executive Vice President/Chief Technology Officer; a Director; and a former officer.

In connection with the contemplated recommendation, the SEC Staff may seek remedies including, among other things, a permanent injunction against future violations of federal securities laws, civil monetary penalties and, in the case of the individual Wells Notice recipients, disgorgement of PCS stock sale proceeds and a bar against service as officers or directors.

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

                 Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC investigation and any subsequent SEC enforcement actions.  The costs incurred by PCS in addressing the SEC investigation and possible enforcement proceedings, including the anticipated costs of indemnification of PCS’ officers and directors, have had, and if the SEC Staff recommends commencement of an SEC enforcement action will likely continue to have, a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q Reports, including this Quarterly Report).  The investigation and possible enforcement proceedings could result in adverse publicity and divert the efforts and attention of PCS’ executive management team from ordinary business operations.

PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation, including defense costs, based on its contention that PCS did not give the insurer timely notice of the SEC’s non-public investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position The Company engaged the legal services of Briane Nelson Mitchell of Mauk & Burgoyne, Attorneys at Law, to provide legal services, including legal counsel, advice and representation services in matters relating to the refusal of Navigators Insurance to honor contractual obligations under its 2007-2008 and 2008-2009 Insurance Policies.  In June 2010, the Company initiated suit against the insurer (PCS Edventures!.com Inc., v. Navigators Insurance Company  in the District Court of the Fourth Judicial District of the State of Idaho, in and for

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2010

(unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

the county of Ada, Case NO. CV-OC 1012105) for among other things, breach of contract and bad faith.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with the financial accounting standard pertaining to share-based payments. This standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this standard requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

During the three-month period ended June 30, 2010, the Company issued 50,332 shares of common stock for the exercise of employee stock options, and received cash proceeds of $27,000.

During the three-month period ended June 30, 2010, the Company issued 149,819 shares of common stock for the cashless exercise of employee stock options.

During the three-month period ended June 30, 2010, the Company issued 74,829 shares of common stock for services, valued at $60,164, based on the closing price of the Company’s common stock on the date of grant. Common stock issued for services subsequent to March 31, 2010 valued at $7,626 was recognized as an expense and was included in Stock Payable during the year ended March 31, 2010.

During three month period ended June 30, 2010, the Company issued 16,308 shares of common stock to employees for bonuses, valued at $14,102 based on the closing price of the Company’s common stock on the date of grant. Out of the common stock issued for the bonuses subsequent to March 31, 2010, 9,312 shares were recognized as an expense for a total of $7,806 and were included in Stock Payable during the year ended March 31, 2010.

During the three-month period ended June 30, 2010, the Company expensed amounts related to stock options granted in the current period as well as prior periods valued at $60,124.

During the three month period ended June 30, 2010, the Company issued 750,000 shares of common stock for $450,000 in cash.  For every 3 shares of common stock purchased, the purchaser received 1 warrant that entitles the holder to purchase 1 share of common stock at a price of $0.60 per share and expires 2 years from the date issued. A total of 250,000 warrants were issued, with a relative fair market value of $78,316.  The warrants were valued using the Black-Scholes Valuation Model using the stock price on the date of grant, discount rates ranging from 0.76% to 0.81%, and volatility ranging from 114% to 116%.

During the three month period ended June 30, 2010, the Company recognized $22,500 restricted stock units payable to directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant.

NOTE 10 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended June 30, 2010 and 2009, are based on 40,121,967 and 37,721,262, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2010

(unaudited)

NOTE 11  – DEPRECIATION AND AMORTIZATION EXPENSE

During the period ended June 30, 2010 and 2009, the Company had depreciation expense of $23,116 and $27,410 respectively.  These amounts were related to depreciation of fixed assets, educational software, and intellectual property for the quarter.

NOTE 12 - DILUTIVE INSTRUMENTS

Stock Options and Warrants

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with the financial accounting standard pertaining to share-based payments. This standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this standard requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2010	20,759,370	7,871,085	8,955,196	3,933,089	3,578,589	354,500

Warrants	250,000	-	-	250,000	250,000
Common Stock	1,100,000	-	736,228	363,772	(736,228)	1,100,000
Balance as of June 30, 2010	22,109,370	7,871,085	9,691,424	4,546,861	3,092,361	1,454,500

Between May 17 and May 21 of 2010, the Company sold 750,000 shares in a non-public offering.  The private offering was fully subscribed by current shareholders and accredited investors who purchased the 750,000 shares of the Company’s common stock at a price of $0.60 per share.  The price at which the offering was completed represented a 10% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the date of the offering.  Investors also received common stock purchase warrants equivalent to 33% of the number of common shares purchased in the offering.  Each stock purchase warrant expires in 24 months and allows the warrant holder to purchase shares of the Company’s common stock at a price of $0.60 per share.

The warrants computed volatility range from a low of 114.88% to a high of 116.44%.  A risk free interest rate of ranging from a low of .76% to a high of .83% was used to value the warrants.

On June 17, 2010 the Company granted 300,000 options to an officer.  These options were issued as incentive compensation to the officer.  The shares have an expected volatility rate of 113.82% calculated using the company stock price for a two-year period beginning June 17, 2010.  A risk free interest rate of .48% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of these options was $92,897.  The options vest over a three-year period.  During the three months ended June 30, 2010, $2,580 of the total value was expensed.

On June 24, 2010 the Company granted 800,000 options to a select group of employees.  These options were issued as incentive compensation to the employees.  The shares have an expected volatility rate of 114.06% calculated using the company stock price for a two-year period beginning June 24, 2010.  A risk free interest rate of

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2010

(unaudited)

NOTE 12 - DILUTIVE INSTRUMENTS (continued)

.53% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of these options was $258,170.  The options vest over a three-year period.  During the three months ended June 30, 2010, $7,171 of the total value was expensed.

               During the quarter ended June 30, 2010 the Company had 736,228 common stock options exercised by employees the value per share ranged from $0.50 to $0.54. Of this amount 149,819 were issued in a cashless exercise.

NOTE 13 - SUBSEQUENT EVENTS

On July 15, 2010 the Company issued 13,990 shares of common stock to employees in lieu of cash compensation, valued at $8,394, based on the closing price of the Company’s common stock on the date of grant.

On July 15, 2010 the Company issued 12,185 shares of common stock for consulting services rendered valued at $7,415, based on the closing price of the Company’s common stock on the date of grant.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all matters discussed in this report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government PCS action, weather conditions and other uncertainties, including those detailed in the Company’s Securities and Exchange Commission filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contained in our Form 10-K for the year ended March 31, 2010.

Plan of Operation

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

Under the new structure, PCS will continue with its core strength of STEM (science, technology, education, and math) products. The product offering will be specifically targeted within each SBU to better meet the needs of our customers, enhance the customer experience, and strengthen customer relations. This will allow for PCS to penetrate additional market space in both the domestic and international markets, and allow for continued revenue growth. The second phase consisted of strengthening the marketing department. This allows for greater customer driven product, market benchmarking, and customer relations.  In order to meet this goal, PCS contracted with Mr. Glen McCandless to act as Interim Vice President of Marketing, through FY2011. Mr. McCandless has over 25 years of proven industry experience, including 10 years of education marketing, sales, and channel management at Apple and 15 years as President of Focus Marketing, a sales, marketing, and business development consulting firm specializing in the educational market.

Results of Operations

The quarter ended June 30, 2010, resulted in a net loss of ($395,374) as compared to the net loss during the quarter ended June 30, 2009, of ($449,682). The Company has decreased its losses from the prior fiscal year, same three-month period by $54,308 or approximately 12.08% percent.  The Basic Loss per Share for the quarter ended June 30, 2010, is ($0.01), which is equivalent to the ($0.01) loss per share for the three-month period ended June 30, 2009.

The quarter ended June 30, 2010, resulted in revenue of $485,241 as compared to revenue during the quarter ended June 30, 2009, of $464,882. The Company has increased its revenue from the prior fiscal year, same three-month period by $20,359 or approximately 4% percent.  This increase is due to the changes in sales team structure and the strengthened marketing efforts as mentioned above.

Liquidity

As of June 30, 2010, we had $473,056 in cash, with total current assets of $1,086,462 and total current liabilities of $480,236. We have an accumulated deficit of ($33,074,323) and stockholders’ equity of $1,157,859.

The Company has a current ratio of 2.26. The ratio indicates that we have effectively managed debt and have available resources to help continue company growth through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $606,226 at June 30, 2010. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

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

Management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

The Company had a prior five year relationship with PCS ME at the time of the announcement of the License Agreement, including implementation of several pilot programs in Saudi Arabia schools in 2005 and 2006 and receipt of a December 27, 2006 letter from the Saudi Ministry of Education to the Ministry of Education Contracting Department supporting PCS proposals advanced by PCS ME.  The Company has continued the licensing of its educational products in the Middle East with PCS ME, having sold additional PCS products to PCS ME for approximately $160,000 since 2007.  The Company extended a $250,000 loan jointly to PCS ME and its principal owner, Mohamed Yasser Refai, on or about October 1, 2007, as disclosed in the Company’s 8-K Current Report of that date. The loan was due on the earlier of the payment of the License Agreement or January 31, 2008, and was secured by an Assignment of Equity amounting to a 25% interest in PCS ME. However, that interest was not perfected.  Because the $250,000 loan to PCS ME was not paid when due, it was written off as of December 31, 2007, The Company had and currently has no interest in PCS ME.  The Company and PCS ME continue to work on the over-all project in the Kingdom of Saudi Arabia that was tied to the license agreement.

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

As reported in the Company’s Form 8-K Current Report filed October 19, 2009 and the press release filed as an exhibit to that report.  The Company received a “Wells Notice” on October 16, 2009 informing PCS of the Staff’s intention to recommend that the SEC bring a civil injunctive action against PCS alleging that it violated Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder in connection with the disclosures made by the Company in its 8-K Current Report dated March 27, 2007 and in the related Press Release that announced the PCS ME License Agreement, subsequent sales of PCS stock by certain PCS officers and directors, book and record-keeping procedures and internal controls relating to revenue recognition from the License Agreement, and later disclosures concerning the License Agreement.   Wells Notices were also issued to the Chairman of the Board/Chief Executive Officer; the Executive Vice President/Chief Technology Officer; a Director; and a former officer.

In connection with the contemplated recommendation, the SEC Staff may seek remedies including, among other things, a permanent injunction against future violations of federal securities laws, civil monetary penalties and, in the case of the individual Wells Notice recipients, disgorgement of PCS stock sale proceeds and a bar against service as officers or directors.

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

                 Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC investigation and any subsequent SEC enforcement actions.  The costs incurred by PCS in addressing the SEC investigation and possible enforcement proceedings, including the anticipated costs of indemnification of PCS’ officers and directors, have had, and if the SEC Staff recommends commencement of an SEC enforcement action will likely continue to have, a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q Reports, including this Quarterly Report).  The investigation and possible enforcement proceedings could result in adverse publicity and divert the efforts and attention of PCS’ executive management team from ordinary business operations.

                 PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation, including defense costs, based on its contention that PCS did not give the insurer timely notice of the SEC’s non-public investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position The Company engaged the legal services of Briane Nelson Mitchell of Mauk & Burgoyne, Attorneys at Law, to provide legal services, including legal counsel, advice and representation services in matters relating to the refusal of Navigators Insurance to honor contractual obligations under its 2007-2008 and 2008-2009 Insurance Policies.  In June 2010, the Company initiated suit against the insurer (PCS Edventures!.com Inc., v. Navigators Insurance Company  in the District Court of the Fourth Judicial District of the State of Idaho, in and for the county of Ada, Case NO. CV-OC 1012105) for among other things, breach of contract and bad faith.

Item 2. Recent Sale of Unregistered Securities.

No “unregistered securities” were sold by the Company during the quarter ended June 30, 2010.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information.

Submission of Matters to a Vote of Security Holders.

On August 27, 2009, the Company held its Annual Meeting of Shareholders at its principal location in Boise, Idaho.  A quorum was represented at the meeting in person and via proxy.  Of the 37,543,562 shares outstanding at the record date, 31,399,609 proxies were received by the Company.

At the Annual Meeting, two items of business were presented for vote by the shareholders. The first item of business was to re-elect the Board of Directors until the next annual meeting.  Of the total number of votes cast, each member of the Board of Directors’ standing for re-election had received in excess of 26,900,000votes in favor. The Board of Directors was re-elected as follows:

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

PCS EDVENTURES!.COM, INC.

Dated:	August 16, 2010	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO and Chairman of the Board of Directors

Dated:	August 16, 2010	By:	/s/Robert O. Grover
Robert O. Grover
President, Chief Operating Officer and Chief Technology Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 16, 2010	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	August 16, 2010	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	August 16, 2010	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director