Form 10-Q
period 2010-09-30
PCS EDVENTURES COM INC
filed 2010-11-15
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or  15(d) of the Exchanger Act subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 1, 2010:  41,053,337 Shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	September 30, 2010	March 31, 2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$ 182,063	$ 290,141
Accounts receivable, net of allowance for doubtful accounts of $4,308 and $4,271 respectively	231,563	255,846
Interest Receivable	475	524
Prepaid expenses	52,368	17,592
Finished goods inventory	185,969	207,132
Other receivable	41,143	30,227
Total Current Assets	693,581	801,462

FIXED ASSETS, net of accumulated depreciation of $185,439 and $160,613, respectively	106,292	132,650
EDUCATIONAL SOFTWARE, net of accumulated amortization of $240,834 and $229,381, respectively	199,020	214,756
GOODWILL	202,688	202,688

OTHER ASSETS
Mold Cost	23,589	24,643
Deposits	17,371	7,371
Total Other Assets	40,960	32,014
TOTAL ASSETS	$1,242,541	$1,383,570

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS’ EQUITY

	September 30, 2010	March 31, 2010
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 349,122	$ 265,908
Accrued compensation	-	6,000
Payroll liabilities payable	19,967	17,091
Accrued expenses	54,703	38,191
Deferred revenue	93,515	105,669
Total Current Liabilities	517,307	432,859
Total Liabilities	517,307	432,859

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	34,414,463	33,526,490
authorized shares, 40,951,407 and 39,700,831 shares issued and outstanding, respectively
Stock payable	142,195	88,745
Accumulated comprehensive income (loss)	4,022	14,425
Accumulated deficit	(33,835,446)	(32,678,949)
Total Stockholders’ Equity	725,234	950,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,242,541	$ 1,383,570

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Lab revenue	$ 446,589	$ 774,887	$ 901,743	$ 1,214,911
License revenue	28,855	24,834	58,942	49,692
Total Revenues	475,444	799,721	960,685	1,264,603

COST OF SALES, exclusive of depreciation shown below	203,512	377,053	384,141	607,961

GROSS PROFIT	271,932	422,668	576,544	656,642

OPERATING EXPENSES
Salaries and wages	446,160	292,097	738,210	592,674
Depreciation and amortization expense	16,548	27,967	39,664	55,377
Loss on stock compensation	7,847	9,737	7,847	12,477
General and administrative expenses	562,837	554,003	948,016	940,662
Total Operating Expenses	1,033,392	883,804	1,733,737	1,601,190

OPERATING LOSS	(761,460)	(461,136)	(1,157,193)	(944,548)

OTHER INCOME AND EXPENSES
Interest income	932	877	1,901	5,633
Other income	-	15,391	-	44,345
Other expense	(595)	-	(1,205)	-
Total Other Income and Expenses	337	16,268	696	49,978

NET LOSS	(761,123)	(444,868)	(1,156,497)	(894,570)
Foreign currency translation	5,533	13,536	(10,403)	29,154
NET COMPREHENSIVE LOSS	$ (755,590)	$ (431,332)	$ (1,166,900)	$ (865,416)

Basic Loss per Share	($0.02)	($0.01)	($0.03)	($0.03)
Weighted Average Number of Shares Outstanding	40,838,176	37,708,335	40,520,096	37,723,953

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statement of Stockholders’ Equity

(unaudited)

					Other	Total
	Common Stock		Stock	Accumulated	Comprehensive	Stockholders’
	(shares)	(amount)	Payable	Deficit	Income	Equity

Balance at 3/31/2010	39,700,831	$ 33,526,490	88,745	$(32,678,949)	14,425	$ 950,711
Stock for Services	164,579	116,512	(2,444)			114,068

Stock for RSU’s	-	-	45,000			45,000

Stock for Exercise of Options - Cash	50,332	27,000			-	27,000

Stock for Exercise of Options - Cashless	149,819	-			-	-

Stock for Employee Bonus	135,846	96,408	10,894			107,302

Option Expense	-	198,053			-	198,053

Stock Issued for Cash	750,000	450,000			-	450,000

Foreign Currency Translation	-	-			(10,403)	(10,403)

Net Loss through 9/30/2010 (unaudited)	-	-		(1,156,497)		(1,156,497)

Balance at 9/30/2010 (unaudited)	40,951,407	34,414,463	142,195	(33,835,446)	$ 4,022	$ 725,234

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,156,497)	$ (894,570)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	39,664	55,377
Amortization of fair value of stock options	198,053	213,448
Stock issued for services	266,369	142,249
Change in accounting policy	-	(43,498)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	24,283	(158,833)
(Increase) decrease in prepaid expenses	(34,776)	9,864
(Increase) decrease in interest receivable	-	944
(Increase) decrease in other receivables	(9,080)	-
(Increase) decrease in inventories	21,163	34,390
Increase in deferred costs	-	(24,640)
(Decrease) increase in accounts payable and accrued liabilities	96,603	56,661
Increase (decrease) in unearned revenue	(12,154)	236,636
(Increase) decrease in other assets	(8,303)	(7,000)
Net Cash Used by Operating Activities	$ (574,675)	$ (378,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash outflow from fixed asset purchase	-	(98,466)
Net Cash Used by Investing Activities	-	(98,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(6,142)
Proceeds from sale of common stock	450,000	-
Proceeds from exercise of options	27,000	10,177
Net Cash Provided by Financing Activities	477,000	4,035

Foreign currency translation	(10,403)	29,154
Net Increase (Decrease) in Cash	(108,078)	(444,249)
Cash at Beginning of Period	290,141	548,443
Cash at End of Period	$ 182,063	$ 104,194

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the Six Months Ended
	September 30,
NON-CASH TRANSACTIONS:	2010	2009
Common stock issued for services	$ 35,427	$ 90,409

	For the Six Months Ended
	September 30,
	2010	2009
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2010

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

In October 1994, an agreement was authorized allowing PCS to exchange, on a one-for-one basis, common stock for stock of PCS Schools, Inc. As a result of this agreement, PCS Schools, Inc. became a wholly owned subsidiary of PCS.  In the late 1990s, the Company divested the stand-alone learning labs to focus more on a hands-on module coupled with web-based technology for use in the classroom.

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD. dba LabMentors to exchange PCS stock for stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the SEC on December 9, 2005 and amended on February 15, 2006.  As a result of the Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of PCS.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. It remains a Canadian corporation.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The September 30, 2010 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the year ended March 31, 2010. The September 30, 2010, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month and six-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established sources of revenues are not sufficient to cover the Company’s operating costs. Although the Company has positive working capital, it has accumulated significant losses and payables. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position are as follows:

During the fiscal quarter ended September 30, 2010, the Company continued to develop and enhance the Strategic Business Units (SBUs) that were established during the fourth quarter of fiscal year 2010.  The SBU strategy has allowed for increased penetration of our robotics and engineering programs throughout the state of Idaho in addition to other Technical Education programs within the United States. The Afterschool SBU established a national level pilot program with the YMCA as well as gained momentum with our newest product, the Discovery STEM lab.   The domestic market strategy is to continue building upon and adding to our strengths through product development along with the continuance and addition of partnership alliances that will allow for the advancement of market share and to increasingly work with current and future customers in fulfilling needs within this market segment.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2010

(unaudited)

NOTE 3 - GOING CONCERN (Continued)

The Company also continues to focus efforts on the Middle East and is actively working towards expansion into Central and South America. The Company has developed alliances and relationships with the Al Khaymah Establishment, an organization with a diverse network of affiliates and associations across the Middle East-North African Region (MENA) as well as Africa and Central Asia. The Company plans to continue its efforts in establishing market share and growth within the International Market. PCS EDVENTURES!.COM, INC

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs, raise capital as and when needed,  and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	September 30,	March 31,
	2010	2010
Computer/office equipment	$ 17,878	$ 15,252
Server equipment	146,498	150,656
Software	127,355	127,355
Accumulated depreciation	(185,439)	(160,613)
Total Fixed Assets	$ 106,292	$ 132,650

NOTE 5 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of the acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with financial accounting standard pertaining to internally developed software, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and customer access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

NOTE 6 - GOODWILL

The entire goodwill balance of $202,688 at September 30, 2010 and March 31, 2010, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs are for accounting, consulting and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the products available to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, gained additional cost optimization and gained greater market flexibility in optimizing market information and access to collegiate level sales.

Generally accepted accounting standards require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.

We undertook an impairment review during fiscal year 2010. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that impairment was not necessary.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2010

(unaudited)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30,	March 31,
	2010	2010
Credit card debt	$ 24,476	$ 24,435
Professional fees: accounting	-	5,000
Professional fees: Legal	-	10,640
Professional fees: Consulting	9,407	-
Sales tax payable	9,000	13
Prepaid Expense	10,000	-
GST payable	(3,570)	(1,897)
BOE printer payout	5,390	-
Total Accrued Expenses	$ 54,703	$ 38,191

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012. Rent expense for the corporate offices was $29,967 and $29,800 for the quarters ended September 30, 2010, and 2009, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expires in June 2012.Rent expense for the warehouse was $4,200 for the quarter ended September 30, 2010 and $5,136 for the quarter ended September 2009.

The Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada.  Effective April 1, 2010, the employees of LabMentors worked from their respective homes. There was no rent expense for the quarter ended September 30, 2010, as compared to $1,734 in the quarter ended September 30, 2009.  LabMentors entered into a five year office lease effective October, 2010.  The rent is to be paid in Canadian dollars.  Monthly rent for the first year will be $1,713 CAD/month.

Minimum lease obligation
over the next 5 years

Fiscal Year	Amount ($)
2011	78,121
2012	166,591
2013	49,746
2014	25,137
2015	27,236

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2010

(unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

b. Litigation

                (i)   Status of SEC Proceedings:  The Company announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties”).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court For The District Of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME”). The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5]  And, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated of Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks among other items, to require the Parties to pay civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and permanently bar Mr. Maher and Mrs. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On November 9, 2010, the Company filed a Motion to Dismiss (and/or for Summary Judgment), and a Motion to strike the SEC’s Amended Complaint.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC suit.   The costs incurred by PCS in addressing the SEC suit will likely have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation, including defense costs, based on its contention that PCS did not give the insurer timely notice of the SEC’s non-public investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position. The Company engaged the legal services of Briane Nelson Mitchell of Mauk & Burgoyne, Attorneys at Law, to provide legal services, including legal counsel, advice and representation services in matters relating to the refusal of Navigators Insurance to honor contractual obligations under its 2007-2008 and 2008-2009 Insurance Policies.  In June 2010, the Company initiated suit against the insurer (PCS Edventures!.com Inc. v. Navigators Insurance Company  in the District Court of the Fourth Judicial District of the State of Idaho, in and for the county of Ada, Case NO. CV-OC 1012105) for among other things, breach of contract and bad faith.

(ii) The Company, along with its current CEO have been informed that three class action lawsuits involving allegations similar to the SEC case have or will be filed. The one case that has been filed and served (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD) was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.     Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with this suit.   The costs incurred by PCS in addressing this suit may have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

c. Contingencies

The Company is currently working with the state of California regarding the review of sales and use taxes due for sales to California customers during certain prior periods.  The estimated amount due to the California State Board of Equalization with respect to those periods currently under review is approximately $9,000.  The Company will pay this amount and attempt to recoup it from the pertinent customers.  At this point, the Company cannot determine what other prior periods might be reviewed or the amount of sales and use taxes that might be due to the California State Board of Equalization as a result of any such further review.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2010

(unaudited)

NOTE 9 - STOCKHOLDERS’ EQUITY

During the six-month period ended September 30, 2010, the Company issued 50,332 shares of common stock upon exercise of employee stock options, and received cash proceeds of $27,000.

During the six-month period ended September 30, 2010, the Company issued 149,819 shares of common stock upon exercise of employee stock options issued in cashless transactions.

During the six-month period ended September 30, 2010, the Company issued 135,846 shares of common stock as additional compensation to employees valued at $96,408, based on the closing price of the Company’s common stock on the date of grant.  Of the 135,846 shares issued, 9,312 were issued in payment of amounts accrued as of March 31, 2010.  As of September 30, 2010, a shares payable for $27,896 has been accrued, representing 61,810 shares that will be issued to employees in a future period.

During the six-month period ended September 30, 2010, the Company issued 164,579 shares of common stock for services, valued at $116,512, based on the closing price of the Company’s common stock on the date of grant. Of the $116,512, $27,620 represents amounts for services that were provided and accrued in stock payable as of March 31, 2010.  In regards to the 164,579 shares issued during the six month period, 40,512 shares were issued for amounts payable at March 31, 2010.  As of September 30, 2010, a shares payable for $20,617 has been accrued, representing 40,120 shares that will be issued in a future period.

During the six month period ended September 30, 2010, the Company issued 750,000 shares of common stock for $450,000 in cash.  For every three shares of common stock purchased, the purchaser received one warrant that entitles the holder to purchase one share of common stock at a price of $0.60 per share and expires two years from the date issued.  A total of 250,000 warrants were issued, with a relative fair market value of $78,316.  The warrants were valued using  the Black-Scholes Valuation Model using the stock price on the date of grant, discount rates ranging from 0.76% to 0.81%, and volatility ranging from 114% to 116%.

During the six-month period ended September 30, 2010, the Company expensed amounts related to stock options granted in the current and prior periods totaling $198,053.

During the six month period ended September 30, 2010, the Company recognized $45,000 restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.

NOTE 10 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended September 30, 2010, and 2009, are based on 40,838,176 and 37,708,335, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

Basic and diluted net loss per common share for the six-month periods ended September 30, 2010, and 2009, are based on 40,520,096 and 37,723,953, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2010

 (unaudited)

NOTE 11  – DEPRECIATION AND AMORTIZATION EXPENSE

During the three and six month periods ended September 30, 2010, the Company had depreciation expense of $16,548 and $39,664, respectively.  This amount was related to depreciation of fixed assets, educational software, and intellectual property for the quarter.

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2010	20,759,370	7,871,085	8,955,196	3,933,089	3,578,589	354,500

Warrants	250,000	-	-	250,000	250,000
Common Stock	1,403,355	-	736,228	667,127	(552,873)	1,220,000
Balance as of September 30, 2010	22,412,725	7,871,085	9,691,424	4,850,216	3,275,716	1,574,500

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

The warrants computed volatility range from a low of 114.88% to a high of 116.44%.  A risk free interest rate  ranging from a low of .76% to a high of .83% was used to value the warrants.

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer.  These options were issued as incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010.  A risk free interest rate of .48% was used to value the options.  The total value of these options was $92,897.  The options vest over a three-year period and are exercisable at $.60 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the six months ended September 30, 2010, $10,320 of the total value was expensed.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2010

(unaudited)

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees.  These options were issued as incentive compensation to the employees.  The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010.  A risk free interest rate of  .53% was used to value the options.  The total value of these options was $258,170.  The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the six months ended September 30, 2010, $28,685 of the total value was expensed.

On July 7, 2010, the Company granted 70,000 incentive stock options to an employee.  These options were issued as additional incentive compensation to the employee.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 113.61% calculated using the company stock price for a two-year period beginning July 7, 2010.  A risk free interest rate of .31% was used to value the options.  The total value of these options was $14,768. The options vest at the end of one year,  contain a number of performance conditions and are exercisable at $.65 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the six months ended September 30, 2010, $3,692 in value of the options was expensed.

On August 23, 2010, the Company granted 50,000 options to a consultant.  These options were issued to the consultant due to exemplary performance. .  The shares have an expected volatility rate of 109.81% calculated using the Company stock price for a two-year period beginning August 23,, 2010.  A risk free interest rate of .37% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of these options was $11,988. The options vest over a three year period,  contain a number of performance conditions and are exercisable at $.71 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the six months ended September 30, 2010, $666 in value of the options was expensed.

On September 27, 2010, the Company granted 183,355 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 241.48% calculated using the Company stock price for a two-year period beginning September 27, 2010.  A risk free interest rate of 1.31% was used to value the options.  The total value of these options was $54,616.  The options vested at issuance and are exercisable at $.45 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the six months ended September 30, 2010, the entire value of the options was expensed.

During the six months ended September 30, 2010, the Company had 736,228 common stock options exercised by employees the value per share ranged from $0.50 to $0.54. Of this amount, 149,819 were issued in a cashless exercise.

NOTE 13 - SUBSEQUENT EVENTS

On October 1, 2010, Mr. Glen McCandless of Focus Marketing notified the Company of intent to termination the Consulting Agreement dated April 1, 2010. Under this agreement, Mr. McCandless was acting as Interim Vice President of Marketing. The termination is effective November 30, 2010.   Mr. McCandless will be retained and has agreed to continue working with the Company on a project based need.

On October 4, 2010, the Company retained Summit Associates, LLC, for the purpose of expanding capacity and support in the Middle East as well as business development in other strategic areas.  Summit Associates has worked in the Middle East, is active in business development in Saudi Arabia, a region where for the past 27 years they have been engaged, and they have strong expertise and international connections for developing and managing large scale project initiatives.

On October 14, 2010, the Company issued 20,254 shares of common stock to employees in lieu of cash compensation, valued at $9,196, based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2010, the Company issued 16,845 shares of common stock for consulting services rendered valued at $6,999, based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2010, the Company issued 41,556 shares of common stock for employee bonus payments valued at

$18,700, based on the closing price of the Company’s common stock on the date of grant.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2010

(unaudited)

NOTE 13 - SUBSEQUENT EVENTS (Continued)

On October 25, 2010, the Company issued 23,275 shares of common stock for consulting services rendered valued at $13,618, based on the closing price of the Company’s common stock on the date of grant.

During October 2010, LabMentors entered into a five-year lease for office space.  The rent is to be paid in Canadian dollars.  Monthly rent for the first year will be $1,713 CAD/month.

On November 9, 2010, the Company received $50,000 of a $150,000 planned financing, the terms of which have not been finalized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all matters discussed in this Quarterly Report, that are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this Quarterly Report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, including but not limited to those related to the SEC’s lawsuit, the class action lawsuits, weather conditions and other uncertainties, including those detailed in the Company’s SEC filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contained in our Form 10-K for the year ended March 31, 2010.

Plan of Operation

The Company continues to evaluate and re-evaluate various means of operations. In an effort to continue the development and support of the SBUs, the Company reorganized its development department during the second quarter of fiscal year 2011, to formally implement the Agile management processes and to align team functions. In addition, the accounting department has reorganized in order to maximize efficiency and effectiveness.

The Technical Education SBU expanded its reach throughout the state of Idaho through direct sales efforts and saw deployments of PCS robotics and engineering programs expand to a total of six school districts.  PCS has been selected as one of four approved vendors to provide comprehensive professional technical education solutions for Idaho schools.  Outside the state of Idaho, PCS Tech Ed programs were established and expanded in Iowa, Oklahoma, and Kentucky.  Tech Ed also established its first university implementation of its Mindsi solution into Philadelphia University for use in an advanced mechatronics course, and also held its first International Robotics Invitational, hosting visiting teams from King Saud University and Al Riyadh Schools in Saudi Arabia, as well as a number of local Idaho teams.

The Afterschool SBU established a national level pilot program in the YMCA, sold into multiple new Kentucky 21st Century Community Learning Center sites, completed and launched the first module of the  Discover STEM lab, a new program that was specifically designed by PCS to address critical STEM needs in the afterschool marketplace.  As of September 30, 2010, the program has sold multiple units confirming its strong appeal to the market.  Additional modules to further expand the program are under development. The SBU has continued to develop a strong relationship with the US military, delivering and managing hands-on summer programs to students at seven bases within the USAF PACAF and cultivating a relationship with various US Army programs to support youth service initiatives around the world.

The International SBU has focused its efforts on two primary areas, expanding Middle East capacity and laying groundwork for expansion into Central and South America.  To expand Middle East capacity, PCS retained Al Khamayh Establishment on September 8, 2010. With offices in Saudi Arabia, Egypt, and the United States, Al Khaymah Establishment USA maintains a diverse network of affiliates and associates across the Middle East-North African region (MENA), with a reach into Africa and Central Asia. Al Khaymah provides discrete services for clients and affiliated firms based on diverse experience, practical analysis, atmospherics, and personalized interaction.   PCS began the development of a business plan and funding solution for increasing resources and support for IntelTech, the Company’s distributor in Mexico, and a similar plan for expanding operations into South America.

Results of Operations

The quarter ended September 30, 2010 resulted in a net loss of ($761,123) as compared to the net loss during the quarter ended September 30, 2009 of ($444,868).  The Company’s  losses increased from the prior fiscal year, same three-month period by $316,255, or approximately seventy-one percent (71%).  The increase can be attributed to a planned marketing initiative, increased legal fees related to the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith, and increased non-cash compensation costs during the three months ended September 30, 2010.  The Basic Loss per Share for the quarter ended September 30, 2010, is ($0.02), which is a $0.01 increase in loss per share from the three-month period ended September 30, 2009, of ($0.01) per share.

The six-month period ended September 30, 2010, resulted in a net loss of ($1,156,497) as compared to the net loss during the six-month period ended September 30, 2009 of ($894,570).  The Company’s  losses increased  from the prior fiscal year, same six-month period by $261,927, or approximately twenty-nine percent (29%), primarily for the same reasons cited above relating to the three month year over year change.  The Basic Loss per Share for the six-month period ended September 30, 2010, is ($0.03), which is equivalent to the six-month period ended September 30, 2009, of ($0.03) per share.

Three-month period ended September 30, 2010, compared to three-month period ended September 30, 2009.

Revenues for the three-month period ended September 30, 2010, decreased to $475,444 or by approximately $324,277, or forty-one percent (41%) as compared to revenues of $799,721 for the three-month period ended September 30, 2009.  This decrease is attributable to the fear surrounding the general economy, a change in federal and state funding schedules, as well as a decrease in the expenditure of grant monies by some school districts.

Operating expenses for the three-month period ended September 30, 2010, increased by approximately $149,588 or seventeen percent (17%) to $1,033,392 as compared to operating expenses of 883,804 for the three-month period ended September 30, 2009.

Six-month period ended September 30, 2010, compared to six-month period ended September 30, 2009.

Revenues for the six-month period ended September 30, 2010, decreased to $960,685 or by approximately ($303,918), or twenty-four percent (24%) as compared to revenues of $1,264,603 for the six-month period ended September 30, 2009.  This decrease is attributable to the hesitation surrounding the general economy, a change in federal and state funding schedules, as well as a decrease in the expenditure of grant monies by some school districts.

Operating expenses for the six-month period ended September 30, 2010, increased by approximately $132,547 or eight percent (8%) to $1,733,737 as compared to operating expenses of $1,601,190 for the six-month period ended September 30, 2009. This increase is due to additional marketing expenses related to the increase in market focus and a customer centric orientation.

Liquidity

As of September 30, 2010, we had $182,063 in cash, with total current assets of $1,242,541 and total current liabilities of $517,307. We have an accumulated deficit of ($33,835,446) and stockholders’ equity of $725,234.

The Company has a current ratio of 1.3. The ratio, while lower than in the past, indicates that we have worked hard managing debt, and have utilized available resources well in an effort to continue Company growth through internal and external means. We have utilized the current ratio over a quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $176,274 at September 30, 2010. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of “Exchange Act” and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of the chief executive officer /acting CFO, has concluded there were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2010, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

(i) Status of SEC Proceedings:  The Company announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties”).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court For The District Of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME”). The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5]  And, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated of Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks among other items, to require the Parties to pay civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and permanently bar Mr. Maher and Mrs. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On November 9, 2010, the Company filed a Motion to Dismiss (and/or for Summary Judgment), and a Motion to strike the SEC’s Amended Complaint.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC suit.   The costs incurred by PCS in addressing the SEC suit will likely have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

PCS’ directors and officers insurance carrier has denied coverage of any claims relating to the SEC investigation,

including defense costs, based on its contention that PCS did not give the insurer timely notice of the SEC’s non-public investigation or the related issuance of subpoenas by the SEC.  PCS disagrees with the carrier’s coverage position. The Company engaged the legal services of Briane Nelson Mitchell of Mauk & Burgoyne, Attorneys at Law, to provide legal services, including legal counsel, advice and representation services in matters relating to the refusal of Navigators Insurance to honor contractual obligations under its 2007-2008 and 2008-2009 Insurance Policies.  In June 2010, the Company initiated suit against the insurer (PCS Edventures!.com Inc. v. Navigators Insurance Company  in the District Court of the Fourth Judicial District of the State of Idaho, in and for the county of Ada, Case NO. CV-OC 1012105) for among other things, breach of contract and bad faith.

(ii) The Company, along with its current CEO have been informed that three class action lawsuits involving allegations similar to the SEC case have or will be filed. The one case that has been filed and served (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD) was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.     Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with this suit.   The costs incurred by PCS in addressing this suit may have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

Item 2. Recent Sale of Unregistered Securities.

The following table provides information about all “unregistered” and “restricted” securities that PCS has sold during the three month period ended September 30, 2010, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

Name	Date	Shares	Value	Description

Employees/Officers	4/8/2010	8,369	$5,510	Common stock in lieu of salary
Director	4/8/2010	17,045	15,000	Common stock issued for services
Consultant	4/8/2010	4,517	5,385	Common stock issued for services
Employees/Officers	5/12/2010	8,476	5,225	Common stock in lieu of salary
Employee	5/12/2010	21,000		Cashless exercise of stock options at $.54/share
Employee	5/12/2010	27,000		Exercise of stock options at $.54
Employee	5/12/2010	3,736	2,970	Common stock issued for services
Employee	5/12/2010	8,333		Cashless exercise of stock options at $.50/share
Employee	5/12/2010	3,636		Cashless exercise of stock options at $.54/share
Employee	5/12/2010	21,648		Cashless exercise of stock options at $.54/share
Employee	5/12/2010	13,636		Cashless exercise of stock options at $.54/share
Officer	5/12/2010	45,455		Cashless exercise of stock options at $.54/share
Private Investor	5/17/2010	166,667	100,000	Stock and warrant sold for working capital
Private Investor	5/18/2010	83,333	50,000	Stock and warrant sold for working capital
Private Investor	5/18/2010	83,333	50,000	Stock and warrant sold for working capital
Private Investor	5/19/2010	83,333	50,000	Stock and warrant sold for working capital
Private Investor	5/20/2010	116,667	70,000	Stock and warrant sold for working capital
Private Investor	5/21/2010	100,000	60,000	Stock and warrant sold for working capital
Private Investor	5/20/2010	116,667	70,000	Stock and warrant sold for working capital
Officer	5/28/2010	24,800		Cashless exercise of stock options at $.50/share
Employee	5/28/2010	5,769		Cashless exercise of stock options at $.50/share
Employee	5/26/2010	4,500		Cashless exercise of stock options at $.50/share
Employee	5/28/2010	332		Exercise of stock options at $.80/share
Employees/Officers	6/4/2010	9,416	5,558	Common stock in lieu of salary
Employee	6/4/2010	1,042		Cashless exercise of stock options at $.50/share
Employee	6/11/2010	14,175	12,183	Shares issued for performance bonus
Employee	6/11/2010	4,371	3,060	Common stock issued for services
Employee	6/11/2010	2,133	1,919	Shares issued for performance bonus
Employees/Officers	7/15/2010	9,495	4,558	Common stock in lieu of salary
Name	Date	Shares	Value	Description
Employee	7/15/2010	6,750	3,915	Common stock issued for services
Employees/Officers	8/9/2010	10,650	5,357	Common stock in lieu of salary
Employee	8/9/2010	3,876	2,326	Common stock issued for services
Employee	8/24/2010	2,450	1,544	Common stock issued for services
Employee	8/9/2010	3,370	2,528	Common stock issued for services
Employee	8/9/2010	1,265	1,025	Common stock issued for services
Employee	8/24/2010	7,231	4,700	Common stock issued for services
Employee	8/24/2010	9,538	5,723	Shares issued for performance bonus
Employee	9/9/2010	9,229	5,445	Common stock issued for services
Employees/Officers	9/9/2010	10,945	5,363	Common stock in lieu of salary

We issued all of these securities to persons who were “accredited investors” or “sophisticated investors” as that term is defined in Regulation D of the SEC, or persons who came within the definition of an “employee”; and each such  person  had prior access to all material information about us by reason of such designation or by reason of the relationship of the person to the Company.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission ; and under Rule 701 of the Securities and Exchange Commission with respect to persons who came within the definition of an “employee.”  Registration of sales to “accredited investors” and to limited numbers of “sophisticated investors” is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation; Rule 701 offers and sales of securities are believed to be exempt from registration under Section 30-14-202(21) of the Idaho Uniform Securities Act; and conversions of outstanding securities (options or warrants are believed to be exempt from registration under Section 30-14-202(15) thereof.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4.  (Removed and Reserved)

Item 5. Other Information.

Submission of Matters to a Vote of Security Holders.

On August 25, 2010, the Company held its Annual Meeting of Shareholders at its principal location in Boise, Idaho.  A quorum was represented at the meeting in person and via proxy.  Of the 39,956,717 shares outstanding at the record date July 15, 2010, proxies to vote 36,173,991 shares  were received by the Company.

At the Annual Meeting, two proposals were submitted to vote by the shareholders. The first item of business was to re-elect the Board of Directors until the next annual meeting.  Of the total number of proxies received, each member of the Board of Directors’ standing for election had received in excess of 26,900,000 votes in favor. The Board of Directors was re-elected as follows:

Board of Directors	For	Against	Abstain

Anthony A. Maher	16,375,901	36,000	1,426,245
Donald J. Farley	16,460,901		1,377,245
Dehryl A. Dennis	16,553,457	23,300	1,367,245
Michael K. McMurray	16,411,601	59,300	1,367,245

The second item of business was the ratification of M&K, CPAS, PLLC as the Company’s Independent Auditors.  The matter passed with the results listed below:

For	Against	Abstain	Broker Non-Vote
35,969,251	113,224	1,660	-

Item 6. Exhibits.

Identification of Exhibit

31 32 99.1

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

8K’s filed in period, as they are referenced in the notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	November 15, 2010	By:	/s/ Anthony A. Maher
Anthony A. Maher
CEO, Chairman of the Board of Directors, and acting CFO

Dated:	November 15, 2010	By:	/s/ Robert O. Grover
Robert O. Grover
President, Chief Operating Officer, and Chief Technology Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November 15, 2010	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	November 15, 2010	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	November 15, 2010	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director