Form 10-Q
period 2010-12-31
PCS EDVENTURES COM INC
filed 2011-02-14
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections, 12, 13 or  15(d) of the Exchanger Act subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

January 31, 2011:  42,246,859 Shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	December 31, 2010	March 31, 2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$ 376,568	$ 290,141
Accounts receivable, net of allowance for doubtful accounts of $4,308 and $4,271 respectively	244,423	255,846
Interest Receivable	376	524
Prepaid expenses	49,492	17,592
Finished goods inventory	155,091	207,132
Other receivable	21,903	30,227
Total Current Assets	847,853	801,462

FIXED ASSETS, net of accumulated depreciation of $196,668 and $160,613 respectively	114,772	132,650
EDUCATIONAL SOFTWARE, net of accumulated amortization of $253,611 and $229,381, respectively	198,969	214,756
GOODWILL	202,688	202,688

OTHER ASSETS
Mold Cost	23,311	24,643
Deposits	7,821	7,371
Total Other Assets	31,132	32,014
TOTAL ASSETS	$ 1,395,414	$ 1,383,570

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	December 31, 2010	March 31, 2010
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 323,016	$ 265,908
Accrued compensation	-	6,000
Payroll liabilities payable	21,335	17,091
Accrued expenses	64,568	38,191
Deferred revenue	77,977	105,669
Total Current Liabilities	486,896	432,859
Total Liabilities	486,896	432,859

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	34,733,684	33,526,490
authorized shares, 42,174,781 and 39,700,831 shares issued and outstanding, respectively
Stock payable	139,512	88,745
Accumulated comprehensive income	9,824	14,425
Accumulated deficit	(33,974,502)	(32,678,949)
Total Stockholders' Equity	908,518	950,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,395,414	$ 1,383,570

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUES
Lab revenue	$ 460,144	$ 542,171	$ 1,361,888	$ 1,757,083
License revenue	15,916	34,833	74,858	84,525
Total Revenues	476,060	577,004	1,436,746	1,841,608

COST OF SALES	175,137	214,949	559,278	822,910

GROSS PROFIT	300,923	362,055	877,468	1,018,698

OPERATING EXPENSES
Salaries and wages	97,193	263,017	835,403	855,691
Depreciation and amortization expense	13,107	25,601	52,772	80,977
Loss on stock compensation	2,541	4,017	10,388	16,495
General and administrative expenses	518,042	632,065	1,466,058	1,572,728
Total Operating Expenses	630,883	924,700	2,364,621	2,525,891

OPERATING LOSS	(329,960)	(562,645)	(1,487,153)	(1,507,193)

OTHER INCOME AND EXPENSES
Interest income	402	778	2,303	6,411
Interest expense	-	-	-	-
Other income	202,893	1,032	202,893	45,377
Other expense	12,391	-	13,596	-
Total Other Income and Expenses	190,904	1,810	191,600	51,788

NET LOSS	(139,056)	(560,835)	(1,295,553)	(1,455,405)
Foreign currency translation	5,802	8,396	(4,601)	37,550
NET COMPREHENSIVE LOSS	(133,254)	($552,439)	($1,300,154)	($1,417,855)

Deemed dividend	-	(291,586)	-	(291,586)

NET LOSS ATTRIBUTABLE TO COMMON	($133,254)	($260,853)	($1,300,154)	($1,126,269)
STOCKHOLDERS

Loss per Share Basic and Diluted	0.00	(0.01)	(0.03)	(0.04)
Weighted Average Number of Shares Outstanding Basic and Diluted	41,303,774	38,164,876	40,782,295	37,596,521

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders' Equity

(unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 3/31/2010	39,700,831	$ 33,526,490	$ 88,745	$(32,678,949)	$ 14,425	$ 950,711

Stock for Services	357,906	179,292	(25,733)	-	-	153,559

Stock for RSU's	-	-	67,500	-	-	67,500

Stock for Exercise of Options - Cash	50,332	27,000	-	-	-	27,000

Stock for Exercise of Options-Cashless	149,819	-	-	-	-	-

Stock for Employee Bonus	210,479	120,108	9,000	-	-	129,108

Option Expense	-	280,794	-	-	-	280,794

Shares issued for cash	1,705,414	600,000	-	-	-	600,000

Foreign Currency Translation	-	-	-	-	(4,601)	(4,601)

Net Loss through 12/31/2010	-	-	-	(1,295,553)	-	(1,295,553)

Balance at 12/31/2010	42,174,781	$ 34,733,684	$ 139,512	$(33,974,502)	$ 9,824	$ 908,518

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	December
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,295,553)	$ (1,455,405)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	52,772	80,977
Stock issued for employee bonus	196,608	69,350
Common stock issued for services	143,171	165,212
Amortization of fair value of stock options	280,794	319,335
Loss on issuance of stock for compensation	10,388	-
Change in accounting policy	-	(43,497)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	11,423	69,082
(Increase) decrease in prepaid expenses	(31,900)	5,812
(Increase) decrease in interest receivables	(13,953)	2,166
(Increase) decrease in inventories	52,041	(5,739)
Decrease in deferred costs	-	(154)
(Increase) decrease in other assets	23,307	-
(Decrease) increase in accounts payable and accrued liabilities	80,033	202,212
Increase (decrease) in unearned revenue	(27,692)	41,835
Net Cash Used by Operating Activities	(518,561)	(548,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(15,156)	(46,796)
Cash paid for purchase of educational software	(2,255)	(70,755)
Net Cash Used by Investing Activities	(17,411)	(117,551)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	600,000	322,977
Proceeds from exercise of options	27,000	-
Principal payments on debt	-	(6,142)
Net Cash Provided by Financing Activities	627,000	316,835

Foreign currency translation	(4,601)	37,550
Net Decrease in Cash	86,427	(311,980)
Cash at Beginning of Year	290,141	548,443
Cash at End of Year	$ 376,568	$ 236,463

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(unaudited)

	For the Nine Months Ended
	December 31,
NON-CASH TRANSACTIONS:	2010	2009
Common stock issued for services	$ 35,427	$ 90,409

	For the Nine Months Ended
	September 30,
	2010	2009
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2010

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho corporation, and its wholly owned subsidiary, PCS LabMentors, Ltd., a Canadian company (collectively,  “the Company”).

On August 3, 1994, PCS Education Systems, Inc. was incorporated under the laws of Idaho to develop and operate standalone learning labs.

In October 1994, PCS exchanged, on a one-for-one basis, common stock for stock of PCS Schools, Inc. As a result of this exchange, PCS Schools, Inc. became a wholly owned subsidiary of PCS.  In the late 1990s, the Company divested its standalone learning labs to focus more on a hands-on module coupled with web-based technology for use in the classroom.

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation  (LabMentors) to exchange PCS stock for stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the SEC on December 9, 2005 and amended on February 15, 2006.  As a result of the Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of PCS.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. It remains a Canadian corporation.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2010 consolidated financial statements presented herein are unaudited and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the year ended March 31, 2010. The December 31, 2010, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month and nine-month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

During the fiscal quarter ended December 31, 2010, the Company continued to develop and enhance the Strategic Business Units (SBUs) that were established during the fourth quarter of fiscal year 2010.  The SBU strategy has allowed for increased penetration of our professional development, robotics and engineering programs throughout the state of Idaho in addition to other Technical Education programs within the United States. The Afterschool SBU established a national level pilot program with the YMCA as well as gained momentum with our newest product, the Discovery STEM lab.   The domestic market strategy is to continue building upon and adding to our strengths through product development along with the continuance and addition of partnership alliances that will allow for the advancement of market share and to increasingly work with current and future customers in fulfilling needs within the domestic market segment.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2010

(unaudited)

NOTE 3 - GOING CONCERN (Continued)

The Company also continues to focus efforts on the Middle East and is actively working towards expansion into

Central and South America. The Company has developed a relationship with the Al Khaymah Establishment, an organization with a diverse network of affiliates and associations across the Middle East-North African Region (MENA) as well as Africa and Central Asia. With the Al Khaymah Establishment as facilitator, the Company plans to continue its relationship building efforts. A recent trip to the Middle East has produced what we feel are three or four possible business relationships in the area on which we hope to capitalize  in order to  grow in  market share in the International Market.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs, to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	December 31,	March 31,
	2010	2010
Computer/office equipment	$ 6,912	$ 15,252
Server equipment	177,173	150,656
Software	127,355	127,355
Accumulated depreciation	(196,668)	(160,613)
Total Fixed Assets	$ 114,772	$ 132,650

NOTE 5 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of its acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with financial accounting standards pertaining to internally developed software, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until the software is ready for sale and customer access, at which point the development costs are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory items are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

NOTE 6 - GOODWILL

The entire goodwill balance of $202,688 at December 31, 2010 and March 31, 2010, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs were incurred for accounting, consulting and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the Company’s products available for sale to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, gained additional cost optimization and gained greater market flexibility in optimizing market information and access to collegiate level sales.

Generally accepted accounting standards require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value.  We undertook a Goodwill impairment review during fiscal year 2010. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that impairment was not necessary.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2010

(unaudited)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December	March 31,
	2010	2010
Credit card debt	$ 35,326	$ 24,435
Professional fees: accounting	$ -	$ 5,000
Professional fees: legal	$ 8,410	$ 10,640
Sales tax payable	$ 9,059	$ 13
Consulting fees	$ 7,859	$ -
GST Payable	$ -	$ (1,897)
BOE printer payout	$ 3,914	$ -
Total Accrued Expenses	$ 64,568	$ 38,191

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office in Boise, Idaho under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012.

Fiscal Year	Yearly Obligation
2010	$ 116,546
2011	119,892
2012	123,238
2013	20,633
Total	$ 380,309

Rent expense for the corporate offices was $30,303 and $29,799 for the quarters ended December 31, 2010, and 2009, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expires in June 2012.  Rent expense for the warehouse was $4,200 and $5,404 for the quarters ended December 31, 2010, and 2009, respectively.

The Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada.  Effective April 1, 2010, the employees of LabMentors worked from their respective homes. There was no rent expense for the quarter ended September 30, 2010, as compared to $1,734 in the quarter ended September 30, 2009.  LabMentors entered into a five year office lease effective October, 2010.  The rent is to be paid in Canadian dollars.  Monthly rent for the first year will be $1,713 CAD/month. Rent expense for LabMentors was $3,693 (CAD) and $5,238 (CAD) for the quarters ended December 31, 2010, and 2009, respectively.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2010

(unaudited)

b. Litigation

(i) SEC Proceedings:  The Company announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties”).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court For The District Of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME”).  The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5], and, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated of Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction,  civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and a bar against Mr. Maher and Mrs. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On November 9, 2010, the Company filed a Motion to Dismiss (and/or for Summary Judgment), and a Motion to Strike the SEC’s Amended Complaint which were denied by the Court on January 28, 2011.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC suit.   The costs incurred by PCS in addressing the SEC suit may have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

(ii) Insurance Lawsuit: PCS previously announced that its directors and officers insurance carrier had denied coverage of any claims relating to the SEC investigation, and, as a result, the Company initiated suit against the insurer (PCS Edventures!.com Inc. v. Navigators Insurance Company  in the District Court of the Fourth Judicial District of the State of Idaho, in and for the county of Ada, Case No. CV-OC 1012105) for among other things, breach of contract and bad faith. On December 21, 2010, the Company reached a settlement of that lawsuit, as reported on Form 8-K, filed with the SEC on December 28, 2010, and while the terms are confidential, the Company was reimbursed for a significant portion of  its past legal fees, and a substantial part of the legal costs going forward will be paid by the insurer, even though the overall coverage was reduced under the negotiated settlement.

(iii) Class Action Lawsuit:  The Company, along with its current CEO and former CFO have been named in a  class action lawsuit--Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.   On January 14, 2011, the court heard argument on a motion relating to the appointment of a  lead plaintiff.  No response to the class action by the Company or any of the other defendants is due until after resolution of the lead plaintiff issue and the filing of an amended complaint. Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with this suit.   The costs incurred by PCS in addressing this suit may have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

c. Contingencies

The Company is currently working with the state of California regarding a review of sales and use taxes on sales to California customers during certain prior periods.  The estimated amount due to the California State Board of Equalization with respect to those periods currently under review is approximately $9,000.  The Company will pay this amount and attempt to recoup it from the pertinent customers.  At this point, the Company cannot determine what other prior periods might be reviewed or the amount of sales and use taxes that might be due to the California State Board of Equalization as a result of any such further review.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2010

(unaudited)

NOTE 9 - STOCKHOLDERS’ EQUITY

During the nine-month period ended December 31, 2010, the Company issued 50,332 shares of common stock upon exercise of employee stock options, and received cash proceeds of $27,000.

During the nine-month period ended December 31, 2010, the Company issued 149,819 shares of common stock upon exercise of employee stock options issued in cashless transactions.

During the nine-month period ended December 31, 2010, the Company issued 210,479 shares of common stock as additional compensation to employees valued at $120,108, based on the closing price of the Company’s common stock on the date of grant.  Of the 210,479 shares issued, 9,312 were issued in payment of amounts accrued as of March 31, 2010 with a value of $7,806.  During the period, $32,700 has been accrued in stock payable, and shares valued at $23,700 have been issued from stock payable for a net increase in the amount of $9,000, representing 42,431 shares that will be issued to employees in the future.

During the nine-month period ended December 31, 2010, the Company issued 357,906 shares of common stock for services, valued at $179,292, based on the closing price of the Company’s common stock on the date of grant.  Of the $179,292, $27,620 represents amounts for services that were provided and accrued in stock payable as of March 31, 2010. During the period, $295,142 has been accrued in stock payable, and shares valued at $320,875 have been issued from stock payable for a net reduction in stock payable for services the amount of $25,733.  Of the 357,906 shares issued during the nine-month period, 40,512 shares were issued for amounts payable at March 31, 2010.  As of December 31, 2010, a shares payable in the amount of  $10,512 has been accrued, representing 72,078 shares that will be issued in a future period.

During the nine-month period ended December 31, 2010, the Company issued 1,705,414 shares of common stock for $600,000 in cash. For every three shares of the first 750,000 shares of common stock purchased, the purchaser received one warrant that entitles the holder to purchase one share of common stock at a price of $0.60 per share and expires two years from the date issued.  For every 2.55 shares of the next 955,414 shares of common stock purchased, the purchaser received one warrant that entitles the holder to purchase one share of common stock at a price of $0.20 per share and expires two years from the date issued.  A total of 625,000 warrants were issued, with a relative fair market value of $115,109.  The warrants were valued using the Black-Scholes Valuation Model using the stock price on the date of grant, discount rates ranging from 0.46% to 0.81%, and volatility ranging from 102% to 116%.

During the nine-month period ended December 31, 2010, the Company expensed amounts related to stock options granted in the current and prior periods totaling $280,794.

During the nine-month period ended December 31, 2010, the Company recognized $67,500 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.

NOTE 10 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended December 31, 2010, and 2009, are based on 41,303,774 and 38,164,876, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

Basic and diluted net loss per common share for the nine-month periods ended December 31, 2010, and 2009, are based on 40,782,295 and 37,596,521, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2010

(unaudited)

NOTE 11  – DEPRECIATION AND AMORTIZATION EXPENSE

During the three and nine-month periods ended December 31, 2010, the Company had depreciation expense of $13,107 and $52,772, respectively.  This amount was related to depreciation of fixed assets, educational software, and intellectual property for the quarter.

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

Dilutive Instruments

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2010	20,759,370	7,871,085	8,955,196	3,933,089	3,578,589	354,500

Warrants	625,000	-	-	625,000	625,000
Common Stock	1,537,284	-	736,228	801,056	(552,874)	1,353,930
Balance as of December 31, 2010	22,921,654	7,871,085	9,691,424	5,359,145	3,650,715	1,708,430

Between May 17 and May 21 of 2010, the Company sold 750,000 shares in a non-public offering.  The private offering was fully subscribed by current shareholders and accredited investors who purchased the 750,000 shares of the Company’s common stock at a price of $0.60 per share.  The price at which the offering was completed represented a 10% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the offering.  Investors also received common stock purchase warrants equivalent to 33% of the number of common shares purchased in the offering.  Each stock purchase warrant expires in 24 months and allows the warrant holder to purchase shares of the Company’s common stock at a price of $0.60 per share.

The warrants’ computed volatility ranges from a low of 114.88% to a high of 116.44%.  A risk free interest rate, ranging from a low of .76% to a high of .83% was used to value the warrants.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2010

(unaudited)

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer.  These options were issued as incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010. A risk free interest rate of .48% was used to value the options.  The total value of these options was $92,897.  The options vest over a three-year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the nine-months ended December 31, 2010, $15,483 of the total value was expensed.

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees.  These options were issued as incentive compensation to the employees.  The options were valued using the Black-Scholes valuation model.   The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010.  A risk free interest rate of  .53% was used to value the options.  The total value of these options was $258,170.  The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the nine-months ended December 31, 2010, $43,028 of the total value was expensed.

On July 7, 2010, the Company granted 70,000 incentive stock options to an employee.  These options were issued as additional incentive compensation to the employee.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 113.61% calculated using the company stock price for a two-year period beginning July 7, 2010.  A risk free interest rate of .31% was used to value the options.  The total value of these options was $14,768.  The options vest at the end of one year,  contain a number of performance conditions and are exercisable at $.65 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the nine-months ended December 31, 2010, $7,384 in value of the options was expensed.

On August 23, 2010, the Company granted 50,000 options to a consultant.  These options were issued to the consultant due to exemplary performance.  The shares have an expected volatility rate of 109.81% calculated using the Company stock price for a two-year period beginning August 23, 2010.  A risk free interest rate of .37% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of these options was $11,988.  The options vest over a three-year period, contain a number of performance conditions and are exercisable at $.71 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the nine-months ended December 31, 2010, $1,665 in value of the options was expensed.

On August 24, 2010, the Company granted 133,930 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010.  A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the nine-months ended December 31, 2010, $4,972 of the total value was expensed.

On September 27, 2010, the Company granted 183,355 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 241.48% calculated using the Company stock price for a two-year period beginning September 27, 2010.  A risk free interest rate of 1.31% was used to value the options.  The total value of these options was $54,616.  The options vested at issuance and are exercisable at $.45 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the nine-months ended December 31, 2010, the entire value of the options was expensed.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2010

(unaudited)

Between November 13 and November 16, 2010, the Company sold 955,414 shares in a non-public offering.  The private offering was fully subscribed by current shareholders and accredited investors who purchased the 955,414 shares of the Company’s common stock at a price of $0.16 per share.  The price at which the offering was completed represented a 10% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the offering.  Investors also received common stock purchase warrants equivalent to 50% of the first 750,000 common shares purchased in the offering.  Each stock purchase warrant expires in 24 months and allows the warrant holder to purchase shares of the Company’s common stock at a price of $0.20 per share.

The warrants’ computed volatility ranges from a low of 102.37% to a high of 102.41%.  A risk free interest rate  ranging from a low of .46% to a high of .51% was used to value the warrants.

During the nine-months ended December 31, 2010, the Company had 736,228 common stock options exercised by employees, for per share exercise prices ranging from $0.50 to $0.54. Of this amount, 149,819 were issued in a cashless exercise.

NOTE 13- OTHER INCOME

On December 21, 2010, the Company settled a lawsuit against its insurer (see Note 8(b)(ii)), and the Company has been reimbursed for a significant portion of its legal fees incurred to date.  Of this amount, the monies representing legal fees in fiscal years prior to FY2011 were applied to other income while monies received in relation to FY2011 legal costs were applied against current year legal expense.

NOTE 14 - SUBSEQUENT EVENTS

On or about January 21, 2011, the Company received notification from Getty Images of  copyright infringement claim and a requested settlement agreement with PCS LabMentors, a wholly owned subsidiary. The settlement agreement calls for a onetime payment in the amount of $7,910 (US) and the removal of certain images from the LabMentors web-site. The amount of $7,910 (US) has been accrued as of December 31, 2010,  in the Accrued expense account.

On January 19, 2011, William F. Albert was promoted to Vice President of Sales and Marketing for the U.S. market.  Mr. Albert had previously served as Vice President of the Company's After School Business Unit.  His duties as Vice President of Sales and Marketing involve the development, execution and oversight of sales and marketing initiatives for all three PCS domestic strategic business units.

On January 11, 2011, the Company issued 46,641 shares of common stock for consulting services rendered valued at $7,206, based on the closing price of the Company’s common stock on the date of grant.

On January 11, 2011, the Company issued 25,437 shares of common stock to employees in lieu of cash compensation, valued at $2,934, based on the closing price of the Company’s common stock on the date of grant.

On January 28, 2011, the Court denied the Company’s Motion to Dismiss (and/or for Summary Judgment), and its Motion to Strike the SEC’s Amended Complaint, which were filed on November 9, 2010. See Note 8b(i) to the Consolidated Financial Statements and Part II, Item 1(i).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all matters discussed in this Quarterly Report that are forward-looking involve a high degree of risk and uncertainty. Certain statements in this Quarterly Report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action including (but not limited to) the SEC’s lawsuit, and the class action lawsuit, weather conditions and other uncertainties, including those detailed in the Company’s SEC filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contained in our Form 10-K for the year ended March 31, 2010.

Plan of Operation

The Company continues to evaluate and re-evaluate various means of operations. In an effort to continue the development and support of its strategic business units (SBUs), initiated in the fourth quarter of fiscal year 2010.  the Company reorganized its development department during the second quarter of fiscal year 2011 to formally implement the Agile management processes and to align team functions. In addition, the accounting department has reorganized in order to improve efficiency and effectiveness.

The Technical Education SBU expanded its reach throughout the state of Idaho through direct sales efforts and saw deployments of PCS robotics and engineering programs expand to a total of six school districts.  PCS has been selected as one of four approved vendors to provide comprehensive professional technical education solutions for Idaho schools.  Outside the state of Idaho, PCS Tech Ed programs were established and expanded in Iowa, Oklahoma, and Kentucky.  Tech Ed also established its first university implementation of its Minds-i solution into Philadelphia University for use in an advanced mechatronics course, and also held its first International Robotics Invitational, hosting visiting teams from King Saud University and Al Riyadh Schools in Saudi Arabia, as well as a number of local Idaho teams.

The Afterschool SBU established a national level pilot program in the YMCA, sold into multiple new Kentucky 21st Century Community Learning Center sites, completed and launched the first module of the Discover STEM lab, a new program that was specifically designed by PCS to address critical science, technology, engineering, and math (STEM) needs in the afterschool marketplace.  As of December 31, 2010, the program has sold multiple units confirming its strong appeal to the market.  Additional modules to further expand the program are under development. The SBU has continued to develop a strong relationship with the US military, delivering and managing hands-on summer programs to students at seven bases within the USAF PACAF and cultivating a relationship with various US Army programs to support youth service initiatives around the world.

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

Results of Operations

The quarter ended December 31, 2010 resulted in a net loss of ($139,056) as compared to the net loss during the quarter ended December 31, 2009 of ($560,835).  The Company’s losses decreased from the prior fiscal year, same three-month period by $421,779, or approximately seventy-five percent (75%).  The decrease can be attributed in part to a more concentrative and focused effort in sales due to the implementation of the SBU’s. In addition, the Company reached a settlement in the insurance lawsuit, disclosed in Note 8.  While the settlement terms are confidential, the Company has been reimbursed for a significant portion of  its past legal fees. The Basic Loss per Share for the quarter ended December 31, 2010, is $0.00, which is a $0.01 decrease in loss per share from the three-month period ended December 31, 2009, of ($0.01) per share.

The nine-month period ended December 31, 2010, resulted in a net loss of ($1,295,553) as compared to the net loss during the nine-month period ended December 31, 2009 of ($1,455,405).  The Company’s net loss decreased from the prior fiscal year, same nine-month period by $159,852, or approximately ten percent (10%), primarily for the same reasons cited above relating to the three month year-over-year change.  The Basic Loss per Share for the nine-month period ended December 31, 2010, is ($0.03), which is a $0.01 decrease in the net loss as compared to the nine-month period ended December 31, 2009 net loss per share of ($0.04).

Three-month period ended December 31, 2010, compared to three-month period ended December  31, 2009.

Revenues for the three-month period ended December 31, 2010, decreased approximately $100,944, or seventeen percent (17%), to $476,060 as compared to revenues of $577,004 for the three-month period ended December 31, 2009.  This decrease is attributable to the hesitation surrounding the general economy, a change in federal and state education funding schedules, as well as a decrease in the expenditure of grant monies by some school districts.

Operating expenses for the three-month period ended December 31, 2010, decreased by approximately $293,817 or thirty-one percent  (31%) to $630,883 as compared to operating expenses of $924,700 for the three-month period ended December 31, 2009. This decrease is attributable to continued increased efficiencies and cost cutting measures as well as the settlement in the insurance lawsuit, disclosed in Note 8.While the settlement terms are confidential, the Company has been reimbursed for a significant portion of its past legal fees.

Nine-month period ended December 31, 2010, compared to nine-month period ended December 31, 2009.

Revenues for the nine-month period ended December 31, 2010, decreased by approximately 404,862, or twenty-one percent (21%) to $1,436,746 as compared to revenues of $1,841,608 for the nine-month period ended December 31, 2009.  This decrease is attributable to the hesitation surrounding the general economy, a change in federal and state education funding schedules, as well as a decrease in the expenditure of grant monies by some school districts.

Operating expenses for the nine-month period ended December 31, 2010, decreased by approximately $161,270 or six percent (6%) to $2,364,621 as compared to operating expenses of $2,525,891 for the nine-month period ended December 31, 2009. This decrease is attributable to continued increased efficiencies and cost cutting measures as well as the settlement in the insurance lawsuit, disclosed in Note 8. While the settlement terms are confidential, the Company has been reimbursed for a significant portion of  its past legal fees.

Liquidity

As of December 31, 2010, we had $376,568 in cash, with total current assets of $847,853 and total current liabilities of $488,896. We have an accumulated deficit of ($33,974,502) and stockholders’ equity of $908,518.

The Company has a current ratio of 1.73. The ratio indicates that we have worked hard managing debt, and have utilized available resources well in an effort to stimulate Company growth through internal and external means. We have utilized the current ratio rather than the  quick ratio due to the fact that most items in inventory are easily saleable should the need to liquidate arise.

The Company has working capital of $358,957 at December 31, 2010. The working capital indicates that our ability to pay current debt obligations through our current assets is favorable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of “Exchange Act” and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of the chief executive officer/acting CFO, has concluded there were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

PART II - OTHER INFORMATION

Item 1 .Legal Proceedings

(i) SEC Proceedings:  The Company announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties”).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court For The District Of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME”).  The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5], and, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated of Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction,  civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and a bar against Mr. Maher and Mrs. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On November 9, 2010, the Company filed a Motion to Dismiss (and/or for Summary Judgment), and a Motion to Strike the SEC’s Amended Complaint which were denied by the Court on January 28, 2011.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with the SEC suit.   The costs incurred by PCS in addressing the SEC suit may have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

(ii) Insurance Lawsuit: PCS previously announced that its directors and officers insurance carrier had denied coverage of any claims relating to the SEC investigation, and, as a result, the Company initiated suit against the insurer (PCS Edventures!.com Inc. v. Navigators Insurance Company  in the District Court of the Fourth Judicial District of the State of Idaho, in and for the county of Ada, Case No. CV-OC 1012105) for among other things, breach of contract and bad faith. On December 21, 2010, the Company reached a settlement of that lawsuit, as reported on Form 8-K, filed with the SEC on December 28, 2010, and, while the terms are confidential, the Company was reimbursed for a significant portion of its past legal fees, and a substantial part of the legal costs going forward will be paid by the insurer, even though the overall coverage was reduced under the negotiated settlement.

(iii) Class Action Lawsuit:  The Company, along with its current CEO and former CFO have been named in a  class action lawsuit--Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.   On January 14, 2011, the court heard argument on a motion relating to the appointment of a  lead plaintiff.  No response to the class action by the Company or any of the other defendants is due until after resolution of the lead plaintiff issue and the filing of an amended complaint. Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with this suit.   The costs incurred by PCS in addressing this suit may have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

Item 2. Recent Sale of Unregistered Securities.

The following table provides information about all “unregistered” and “restricted” securities that PCS has sold during the three month period ended December 31, 2010, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

Sale of Unregistered Securities During the Last Quarter

		Common Stock		Preferred Stock
Description		Shares	Amount	Shares	Amount
Consultant	(1)	75,396	$ 20,602	-	-
Employee	(2)	54,940	$ 17,137	-	-
Shareholder	(3)	955,414	$ 150,000	-	-

(1)

These shares were issued in exchange for services.

(2)

 These shares were issued in exchange for services.

(3)

These shares were issued for cash.

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

Item 6.Exhibits.

Identification of Exhibit

31 32 99.1

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

8K’s filed in period, as they are referenced in the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	February 14, 2011	By:	/s/ Anthony A. Maher
Anthony A. Maher
CEO, Chairman of the Board of Directors, and acting CFO

Dated:	February 14, 2011	By:	/s/ Robert O. Grover
Robert O. Grover
President, Chief Operating Officer, and Chief Technology Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 14, 2011	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	February 14, 2011	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	February 14, 2011	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director