Form 10-K
period 2011-03-31
PCS EDVENTURES COM INC
filed 2011-06-29
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,“ “accelerated filer,“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of FY2011 Q2: $3,480,764 as of September 30, 2010.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  As of June 28,, 2011, the Registrant had outstanding 42,913,072 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Removed and Reserved	19
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59
Item 9B.	Other Information	60
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	60
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
Item 13.	Certain Relationships and Related Transactions, and Director Independence	70
Item 14.	Principal Accounting Fees and Services	72
PART IV
Item 15.	Exhibits, Financial Statement Schedules	72

Signatures		74

 PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the “Company,“ “PCS,“ “we,“ “our,“ “us“ or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. (“PCS Schools“), which was later divested to focus our efforts on educational systems for use in institutional afterschool venues instead of free standing learning centers.  In November 2005, we acquired PCS LabMentors, Ltd. (“PCS LabMentors“) based in Fredericton, New Brunswick, Canada, which is a wholly owned subsidiary of PCS Edventures!.com, Inc.

PCS is engaged in the business of developing, marketing, and distributing educational products and services for the PreK-16 market which includes professional development, proprietary hardware and software, curriculum, and comprehensive learning labs bundled with related technologies and programs. Our products and technologies are targeted and marketed to public and private school classrooms for pre-kindergarten through college, and the after school market that includes YMCAs, Boys and Girls Clubs, and 21st Century Learning Centers.  Our products and technologies allow students ages 3 and up to explore the foundations of science, technology, engineering, and mathematics (STEM) through experiential learning programs that embed 21st century skills.

PCS Edventures!.com, Inc. has developed a number of innovative technology-based educational products and programs directed to the pre-kindergarten through college educational market, as well as Professional Development STEM Institutes for educators. Our PCS Academy of Engineering™, PCS Academy of Electronics, PCS Academy of Science™, PCS Academy of Robotics™, and Digital Media Labs (Audio/Video/Photography) products are site-licensed installations for classrooms and learning programs. Our PCS BrickLab® and Little Edventures products are also for classrooms and learning programs, but are not licensed. Our Brain is a proprietary robotic microcontroller designed to facilitate educational robotic activities and the Cortex is a proprietary, progressive programming environment developed to manage the Brain and teach robotic programming concepts. Our online Learning Management System (LMS) supports our licensed customers with online learning activities and support and provides assessment, file sharing, and social networking services for our customers. Our Professional Development STEM Institute offers a 30-hour professional development certification program in the areas of science, technology, engineering, and mathematics (STEM) for elementary teachers.  Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, and learning centers and creates a virtual community of learners on the web.  PCS also partners with several companies to represent their product lines including Valiant Technologies, and K’NEX Education who are known for their hands-on educational applications and whose products are included in many of our curriculum offerings. In addition, we have partnered with Minds-I, Inc., of Spokane, Washington, to combine their innovative construction system with the PCS robotic and controller programming solutions, which we believe offers a unique advantage over other competitors.

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology which is designed to provide hands-on experience to high school, community college and university students studying a variety of technical topics. These technical topics include programming, network management, security, operating systems and a host of other IT subjects. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server 2008®, Windows 7®, Exchange 2010, Sharepoint 2010, Linux® system administration, and various other applications without the associated overhead of owning and managing heterogeneous hardware and software platforms.

The results of operations discussed herein are on a consolidated basis.

Recent Developments.

The following are the business developments during the fiscal year that ended March 31, 2011 (FY2011):

We continued to explore potential partnerships during FY2011, seeking opportunities and values that would strengthen PCS Edventures and advance shareholder value through improved sales and marketing, development, or operational efficiency.

We continued to grow our long term relationship with Edison schools in 2011, providing additional customized learning labs for their summer adventures programs, as well as supplying them with materials authored and developed in previous years. Edison Schools has been the resource of well over $1M in revenue since the inception of the relationship. Edison programs developed by PCS range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics. Development, packaging, fulfillment, and support were further streamlined this year to improve efficiency and the overall customer experience.

Our LabMentors division partnered with Cengage Learning to develop and release 8 new products in the past 12 months and is set to release 2 new titles in late fiscal year 2012.

PCS continues to strengthen and develop the core line of STEM products and services. Our Academy of Robotics was updated and enriched through the development of new curriculum and major technical upgrades.  Additional volumes of curriculum in Pre-Algebra and Algebra I were completed.  This series was developed by experts in the field of mathematics and in cooperation with the Boise School District. The development of robotics competition resources including manuals, judging rubrics, and overall competition framework was completed and successfully launched with an nternational competition conducted in July 2010. In addition, extensive curriculum development around PCS early childhood materials and the BrickLab professional development programs were completed and enhanced and additional research from the Meridian District – Boise State University research project was added to our research base for products.

PCS was successful in deploying additional education programs into Middle East educational sites including an expansion of the Al Riyadh Schools program in Saudi Arabia and the establishment of PCS programs in five experimental schools in Egypt.  It is the intent that these programs could help to establish a foundation for possible expansion into Egypt and the Kingdom of Saudi Arabia.

PCS expanded its University partnerships with Idaho State University, the University of Idaho and Florida Gulf Coast University this year, applying for several large scale NSF grants, developing STEM initiatives, and collaborating on teacher training programs.

Strategy.

Our strategy is to continue to design and develop brain-based learning educational products and services for the PreK-16 market that emphasize STEM topics and develop contemporary skills for the 21st century learner, including critical thinking, problem solving, innovation, creativity and communications.

Our strategy consists of:

•

Building strong and reliable relationships with customers and vendors

•

The continued offering of updated and contemporary products surrounding the STEM  disciplines

•

Building PCS brand recognition and market appeal

•

Continuing to incorporate the latest in brain-based research to improve the effectiveness of our product

•

Utilizing the internet and other digital technologies to bring our products and services to other areas, persons, and markets to increase market penetration

•

Leveraging our expertise in K-12 and educational robotics to expand our robotics offerings and capture market share in the K-12 educational and after school robotics space; and

•

Expand our STEM professional development programs for K-6 classrooms to take advantage of market conditions that represent demand for these solutions.

Foreign Currency Exchange Rate Risk.

The Company promotes many of our products in the international market, as well as having established operations in Canada as a result of the acquisition of LabMentors. As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. In accordance with SFAS 52, “Foreign Currency Translation,“ all assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). While our Canadian subsidiary provided approximately 22% of our revenue in fiscal year 2011, the sales and receivables are transacted in USD$ and thus there is not a significant exchange risk associated with those transactions.

Backlog.

Our unearned revenue was $66,156 at March 31, 2011. The unearned revenue was $105,669 at March 31, 2010. At the end of fiscal year 2011, the entire amount of unearned revenue is expected to be earned during fiscal years 2012 and 2013. Of the total listed in unearned revenue at March 31, 2011, $33,538 is for orders prepaid by customers and the remaining amount is for license fees paid but that have yet to be fully utilized by our customers. The entire amount of unearned revenue at March 31, 2010 is for license fees paid but not utilized.  Each month, the license fees are amortized according to the length of the subscription/license.

Seasonality.

Our quarterly operating results fluctuate as a result of a number of factors, including, but not limited to, the funding of customers, timing of product development and release, availability and timeliness of items required for assembly of the products, budget cycles, buying patterns of our customers, period ending dates, and the general health of the economy.

Business of Smaller Reporting Company.

We are engaged in the business of developing, marketing, and distributing educational learning labs, virtual labs, and related technologies and programs directed to the pre-kindergarten through college levels. Our products and technologies are targeted to the public and private schools classroom, and after-school market both domestically and internationally. These products and technologies are delivered to the classroom through an inventory of hardware, software, books, and Internet access which allow students of all ages to explore the foundations of STEM education, and computer programming.

We have marketed our current products and technologies during the last seven years, and more recently the PCS LabMentors' products since 2006. We continue to expand distribution and marketing channels. In addition, the LabMentors subsidiary has two major customers in the US that it continues to service with its multi-platform virtual labs.

Principal Products or Services and Their Markets.

 We have developed and are currently marketing a number of innovative technology-based educational programs for the pre-kindergarten through university (“PreK-16“) classroom market, the K-12 after-school market, the private learning center market, robotic hobbyist market and the home school market.  In addition, the virtual lab programs from our LabMentors division are currently marketed to the collegiate level. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

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

•

Provide exciting, hands-on, inquiry based instruction, which is aligned by standards produced by The National Science Teachers Association, the American Association for the Advancement of Science, Project 2061, the National Curriculum of the UK, the Core, Knowledge, Sequence, the National Association for the Education of Young Children (NAEYC), and many more depending on grade level or subject focus;

•

Help increase test scores and understanding in Science, Technology, Engineering and Math (STEM) standards;

•

Infuse engaging, technology-based methods and practices into the traditional classroom;

•

Teach concepts from mechanical, electrical, structural, and software engineering as well as mechatronics and robotics;

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

The products that we are currently marketing are applicable and useful to a variety of educational market segments. These product lines have been designed to stand-alone as well as integrate with one another to create contiguous, systemic solutions:

ThinkBug

The ThinkBug product line includes an Alphabet Builder Curriculum, a Number Builder Curriculum, PCS Big Bricks, and an optional mobile furniture unit.  Designed around the most current brain and block play research, ThinkBug brings a comprehensive manipulative based literacy and numeracy STEM solution to early childhood and kindergarten educators

BrickLab

The PCS BrickLab is a remarkably effective system of building blocks combined with PCS curriculum resources that addresses technology, math, construction engineering, communication, and science principles at the early primary grades.  Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education.  PCS currently has over six volumes of curriculum that support the BrickLab manipulative package addressing needs for students in the elementary and after-school setting.

PCS Professional Development STEM Institutes

The PCS STEM institutes offers a 30 hour professional development program for elementary teachers that develops student centered learning environments, improves student academic performance, promotes 21st century skills in students, and improves teacher comfort and competence in teaching science, technology, engineering, and mathematics (STEM) across the curriculum.

PCS Digital Media Labs

Designed for today's “digital native“ youth, PCS Digital Media Labs transform educational settings into technology-driven environments that use digital photography, video, and podcasting to make daily lesson plans more engaging. The curriculum is aligned with technology standards from the International Society for Technology Education (ISTE) and the International Technology Education Association (ITEA). Each Digital Media Lab contains hands-on lesson plans, a hard cover mobile case, digital cameras, camcorders or voice recorders, accessories, and a teacher guide. It is currently available in Elementary and Secondary versions for classrooms and after-school programs.

PCS Academy of Engineering™

The PCS Academy of Engineering™ Lab is a STEM program designed for use within tech-ed programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Engineering™ students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current Academy of Engineering™ product includes three primary volumes of mechanical engineering activities.  The Tech Ed configuration of the Academy of Engineering utilizes fischertechnik constructs for hands-on activities.  The Academy of Engineering includes online assessment and support tools as well as access to the Edventures Academy of Robotics Challenge (AORC), an online competition framework that allows all lab students to share information and compete.  The AOE is currently marketed to middle and junior high schools.

PCS Academy of Robotics™

The PCS Academy of Robotics™ Lab is a STEM program that is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Robotics™ students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations. The current Academy of Robotics™ product for the classroom setting includes three primary volumes of robotics curriculum covering the basics of mobility, structural integrity, motorization, end effectors, working envelopes, programming, sensor integration, and more.  In addition, three volumes of applied mathematics activities, Pre-Algebra, Algebra Book 1, and Algebra Book 2, have been developed to provide real world applications and illustrations of mathematics. The Tech Ed configuration of the Academy of Robotics utilizes fischertechnik constructs for hands-on activities.  Fischertechnik solutions are typically used in more rigorous applications at the high school or university level. We also have the PCS Academy of Robotics Lab After-School Edition available. With the use of  LEGO® building elements, we have created an in-depth robotics program that was designed specifically for the use in after-school programs. Using the Academy of Robotics™ After-School Edition, students  develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations.  It’s a great way to introduce students outside of the classroom to the importance of robotics and STEM, so they will look forward to these subjects within their regular school day.  Academy of Robotics Labs include online assessment and support tools as well as access to the Academy of Robotics Challenge (AORC), an online competition framework that allows all lab students to share information and compete in exciting virtual challenges. Also available is a smaller package called the Robotic Educator Pack (REP), which bundles the Academy of Robotics Challenge with a starter inventory of manipulatives from fischertechnik at a lower price point.  We recommend our AOR labs for students in grades 5-12.

PCS Academy of Electronics™

The PCS Academy of Electronics™ Lab is designed for use within Tech Ed programs and is scalable using 10 student modules that include hardware, software, lab furniture and curriculum. Using the Academy of Electronics™ students develop, design, and produce exciting hands-on projects ranging from simple analog circuits demonstrating resistance to advanced digital logic projects using a variety of industry standard integrated circuits. The current Academy of Electronics™ product includes two primary volumes of electronics curriculum covering the basics of analog and digital electronics.  Academy of Electronics modules utilize standard electronic components and breadboards as constructs for hands-on activities.

PCS Academy of Science™

The PCS Academy of Science™ is an integrated chemistry-physical science solution designed for use within Tech Ed and science programs and is scalable using 10 student modules that include hardware, software, and curriculum. The unique, hands-on science packages within the Academy of Science combine curriculum and simple, effective apparatus that enable teachers to quickly and easily demonstrate complex science concepts.  Various configurations of the products enable it to be effective as an after-school or classroom solution and the curriculum is aligned with National and State science standards. The products can be purchased in a lab format or individually based on the specific needs of the customer. The AOS is currently marketed to classrooms and after-school programs for a variety of age groups

PCS Discover STEM Lab

The PCS Discover STEM Lab is a modular, easy to present program that provides activities for after-school facilitators in the areas of STEM.  Modules include hands-on activities that utilize PCS robotics, engineering, digital media, applied math activities and more.   This cost-effective lab is the perfect fit into any after-school program, and has been a great addition to our after-school product line.

LabMentors

LabMentors offers technologies and products through their virtual labs on a proprietary platform as described below:

Windows® Based Applications: Currently LabMentors has virtual labs on its proprietary platform for Windows XP® and Windows Server 2003®, Windows Vista®, Windows 7®, Windows Server 2008®.

Linux® Based Virtual Labs:  LabMentors offers virtual labs on its proprietary platform for Linux+®.

Certification tracks:  LabMentors offers labs for Comptia and other certification tracks including Network+®, Security+®, GCFI Guide to Computer Forensics and Investigations Virtual Labs. LabMentors offers virtual labs on its proprietary platform for these Comptia and other certification tracks.

Custom Labs; In addition, LabMentors also provides custom lab development. This pricing is based on the complexity and resources involved in developing such curriculum/virtual labs.

On-call mentoring: This is a 24 hour 7 days per week call in and/or email service for students to contact the company for technical assistance regarding the virtual labs related to their studies.

We believe that education programs of our type are not currently available from any other source and present a unique opportunity for sales and marketing to specific segments of the education industry. We believe that PCS' education programs deliver a unique, proven learning experience that:

•

Provide students with exciting and relevant activities that brings curriculum to life;

•

Develop essential critical thinking and problem-solving skills;

•

Prepare students for real-world career demands; and

•

Build a strong foundation in technical literacy.

PCS Designated Markets

The educational market represents significant business opportunities in the US.  There are several segments within the educational market that can benefit from the products and services that PCS provides.  PCS has developed sales and marketing strategies to position the Company and its products to meet the needs of specific segments in the education market.

There is increasing focus and importance being placed on the role of technology in both public and private education. Educators and parents are not only striving to integrate technology into the educational experiences of students, but also needing to increase student’s performance in technology-based subjects such as Engineering, Mathematics and Science, creating STEM. Public schools are trying to increase their ability to deliver technology education effectively to students.  The increased value being placed on technology in the classroom has also led to an increase in growth for private, charter, and magnet school alternatives that can offer better programs for STEM education. Growth of extended learning programs continues as well.  Federally funded STEM programs that include before, after and summer school programs have also remained an important educational focus and are also expected to meet demands for technology.

PCS’ core curriculum strength is based on STEM principles. In order to increase market penetration and continued growth PCS has identified the following as key target markets:

1)

K6 Programs for the elementary classroom

2)

Tech Ed Programs for grades 6-12

3)

After-School Programs

4)

Products and Services adapted to provide K-16 educational solutions for the international market

5)

Virtual labs for grades 10-16

PCS’ understanding of the complexities of STEM subjects and our progressive methodologies give us a unique ability to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms and after-school settings. Here is a briefing of our current Small Business Unit (SBU) and their markets:

K6 Strategic Business Unit

With over 50,000 public elementary schools alone, the elementary classroom in the United States represents one of the largest markets in the education industry. We are currently developing new marketing strategies to reach elementary teachers and district leaders in the U.S. While this is a newer SBU, we feel that we are gaining great traction and believe we will continue to thrive throughout the years. PCS K-6 programs for the elementary classroom consist of professional development and classroom resources that promote student centered learning, inquiry, and STEM topics.  K-6 products include ThinkBug, Brick Lab, Academy of Robotics and Digital Media Labs.

Technical Education Strategic Business Unit

Targeting the domestic technical education marketplace, which has an estimated 22,081 programs in the U.S, the Tech Ed SBU offers STEM products that meet the needs of technology teachers servicing grades 7-12 providing pre-engineering, computer science, and robotics solutions. With most educators and districts realizing the need for STEM education improvement, the Tech Ed SBU has a great product line to meet the market’s needs. A primary focus for the Tech Ed SBU is the exploding marketplace for robotics.  Markets for educational robotic kits at $27.5 million in 2007 are anticipated to reach $1.69 billion by 2014.  Tech Ed products include the PCS Academy of Engineering, PCS Academy of Robotics, PCS Academy of Science, PCS Digital Media Labs and the current development of MINDS-i kits.

After-School Strategic Business Unit

Targeting the domestic after-school marketplace, the PCS After-School SBU offers products that were specifically designed for the unique needs of the after-school enrichment environment.  The market for after-school programs in the United States is significant with specific market segments such as the Boys and Girls Clubs (4,000 sites) and the $1B 21st Century Community Learning Centers program. It continues to be one of our more successful markets and we believe that this trend will continue.  After-school products include the BrickLab, Discover STEM Lab, the PCS Academy of Robotics after-school version, Minds-I packages with PCS robotics and the PCS Digital Media Labs.

International Strategic Business Unit

Internationally, PCS programs have a great deal of appeal  from the perspective of STEM education needs, and also as a catalyst for developing student centered learning environments that emphasize 21st century skills such as problem solving, critical thinking, communications, and collaboration skills. PCS continues to explore opportunities in foreign markets. PCS takes great pride in being able to adapt its products to meet the diverse and unique needs of the international market place.

LabMentors

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology which is designed to provide hands-on experience to high school, community college and university students studying a variety of technical topics. These technical topics include programming, network management, security, operating systems and other IT subjects. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server 2008®, Windows 7, ® Exchange 2010, Sharepoint 2010, Linux® system administration and various other applications without the associated overhead of owning and managing heterogeneous hardware and software platforms.

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

(iv) In September of 2009 PCS executed two sales and distribution agreements with MINDS-i, Inc., of Liberty Lake, Washington. MINDS-i is the maker of advanced motorized and non-motorized construction systems for the education, hobby, and retail marketplace.  The agreements address mutual sales and distribution points that provide MINDS-i with support and preferred access to PCS robotics technology for integration with MINDS-i systems, and provide PCS with the exclusive, worldwide educational curriculum rights for MINDS-i products.

(v) In March of 2010 PCS successfully completed a pilot robotics competition program in Cairo, Egypt, partnering with the Integrated Care Society and Bibliotech Alexandria.  In December 2010 and January 2011, PCS completed shipments for lab implementations into five experimental schools in Egypt.  Political turmoil slowed implementation and training programs in January and February, but the programs are now in place and operational in five Egyptian Governorates.

(vi) In order to facilitate future revenue growth PCS engaged in an in-depth review of our “go to market“ strategy during FY2010, which resulted in a shift to re-focus the delivery of our unique capabilities to meet the needs of the market. We have ceased direct sales based on geographical regions and have moved into four (4) Strategic Business Units

(SBUs), in addition to our wholly owned subsidiary LabMentors.  We currently have four in-house sales employees, consisting of two SBU Vice Presidents/Managers and two Sales Associates. In addition there are three independent sales representatives.  The independent sales representatives are utilized and managed by the Sr. Vice President of Finance and Administration and Chief Financial Officer along with the in house sales department.

(vii) We have also engaged JK Thomas and Associates, Ltd., a company providing internet based services for the educational market to enhance our marketing efforts.  Through this partnership, we are now offering webinars and other internet based promotional campaigns to a targeted market.

(viii) In September of 2010 PCS executed a consulting agreement with Al Khaymah USA to facilitate the development of partnerships and opportunities in the Kingdom of Saudi Arabia.

(ix) In January of 2011 PCS terminated a sales and marketing distribution agreement with Dr. Yasser Mohammed Refai and Global Techniques.

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

Status of any Publicly Announced New Product or Service.

PCS continues to strengthen and develop the core line of STEM products and services. The Discover STEM lab after-school product line was created and the first section completed. Robotics was updated and enriched through the development and partnering with a new heavy-duty manipulative system and many advanced peripherals. Additional volumes of curriculum in Pre-Algebra and Algebra I were completed. This series was developed by experts in the field of mathematics and in cooperation with the Boise School District. The development of robotics competition resources including manuals, judging rubrics, and overall competition framework was completed and successfully launched with an International competition conducted in July 2010. In addition,  curriculum development around PCS early childhood materials and the BrickLab professional development programs were completed and enhanced, and additional research from the Meridian District/Boise State University research project was added to our research base for products.

In August of 2010, PCS successfully completed an entirely new set of BrickLab curriculum for first through sixth grade and added heavily to the already extensive BrickLab Institute professional development materials. The new curriculum was designed to be more lesson-plan friendly for the classroom. The previous incarnation of the BrickLab became the lead for the after-school BrickLab market. A body of research produced by Boise State University in the Idaho SySTEMic Institute has helped to drive the research-based improvements to the overall process and experience for educators.

In October of 2010, PCS continued the integration of the Minds-i building system into its current product lines. New sensors and sensor fittings were designed and created, the complete Minds-i CAD library was developed, and two Minds-i summer camp products were planned for summer of 2011.

In November of 2010, additional BrickLab extension building cards were created to offer thematic building activities. This was a requested curriculum by teachers already using the BrickLab in the classroom.

November 2010 also brought the creation of three new 12-day summer camps for Newton Learning.

Continual development of the next version of our microcontroller, The Brain and sensors, has begun with the goal of creating a smaller more efficient electronic footprint, adding more capability and furthering integration of servos and other third-party sensors.

Winter of 2010 focused on creating a new STEM after-school lab offering. Using the already existing Discover Lab name, a new modular STEM product was created for grades 4-6. Offering 12 activities in each subject area Science, Technology, Engineering and Math, the lab could support sixteen students working in pairs.

In January 2011, PCS began designing a comprehensive technology education solution for after- school centers in the Kingdom of Saudi Arabia. The curriculum focuses on the use of PCS BrickLab, the Academy of Robotics, Academy of Engineering, Digital Media Labs, and integrated hands-on, project based learning approaches.

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry

 and Methods of Competition.

The education industry is highly competitive, very fragmented and is rapidly evolving around the STEM disciplines. We expected the industry to undergo significant and rapid technology change.  The Nationwide economic difficulties are causing budget deficits, teacher layoffs, and program reductions, which may impede industry growth.

Competitors in the STEM marketplace include a variety of publishers, technical education companies and non-profit solution providers including VEX, Pitsco, LabVolt, Pasco, LEGO Education, McGraw Hill and Project Lead the Way. These companies along with new entrants into the market may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. Many of the companies that are established or are entering the market have substantially greater financial, manufacturing, marketing, technical resources and established historical channels than we have and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices or higher quality and more cost effective, our business could be adversely affected.

Potential Competitive Advantages.

We believe that we have  and continue to develop certain additional competitive advantages that we will attempt to maximize in developing and implementing our business strategy.

PCS' educational programs are innovative, unique and based on over 25 years of experience and product development. It would be difficult for competitors to create similar quality products due to the unique curriculum building process.

Use of the Internet as a delivery and support mechanism for the programs. By leveraging our expertise in Internet technology, PCS achieves the following significant advantages: (1) a high level of program control and protection; (2) the building of a significant data model regarding program usage; and (3) a direct channel to our users who are migrating towards digital e-reading devices. Each of these advantages provides tangible long-term benefits to the Company.

Organic expansion of program offerings.  After implementing and proving a successful program model, PCS will leverage its high level of customer satisfaction to expand current and additional programs designed to integrate seamlessly into the already deployed sites. This creates a long-term growth strategy that includes new and residual sales to an ever-growing list of customers.

Flexibility of products and staff to align STEM solutions to multiple types of users.  Our in-house intellectual capital has experience in a variety of educational environments and has demonstrated an ability to create highly effective solutions for specific niche markets.  This extensive experience of almost 25 years in STEM education provides PCS with an advantage over competitors with less experience in STEM education.

PCS believes the contiguous nature of  its products creates a system that provides a  competitive advantage over other companies who may have single product offerings or products with no systemic approach or plan.  This system begins at the PreK level and extending through college.  School districts seeking a systemic approach to STEM education will find the PCS approach comprehensive.

Sources and Availability of Raw Materials and the Names of Principal Suppliers.

We currently do not manufacture the products that accompany our curriculum and are dependent on vendors for our supply of these products.  We believe that efficient purchasing is a factor in maintaining our competitiveness.  The following is a list of vendors for our key products:  I.B.A., fischertechnik, K’NEX, Innovative Experiments, Educator’s Resource and Ingram Micro.

Dependence on One or a Few Major Customers.

In general, PCS does not rely on one or a few major customers. However, PCS LabMentors has one major customer, Cengage Learning, previously known as Thomson Course Technology, whose revenue is greater than 10% of the total LabMentors revenue stream.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration.

We seek to protect our technology, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our , key vendors and suppliers. At the present time, we have not applied for any patents, nor do we have any patents pending. We anticipate that our products will not be the type for which patent protection will be sought. However, we may file for patent protection on certain aspects of our proprietary technology in the future.

Currently we use the following registered and common-law trademarks: PCS & Design®, Academy of Learning™, Edventures! ™, PCS BrickLab®, PCS Academy of Science®, Academy of Robotics™, Academy of Electronics™, PCS Edventures!.com.®, PCS STEPS & Design®, PCS Young Learning™,  Little Edventures™, PCS STEPS®, New Learning for a New World®, Imagination in Education®, and PCS Academy of Engineering™. We intend to evaluate continually the appropriateness of seeking registration of additional product names and trademarks as they evolve

Our PCS & Design® mark (Registration No. 2,213,678) has been in use since at least as early as 1992 and has been a U.S. Registered Trademark since December 29, 1998. PCS Edventures!.COM® (Registration No. 2,511,642) has been in use since at least as early as June 1, 1996 and has been a U.S. Registered Trademark since November 27, 2001.

We applied for a U.S. trademark registration (application serial number #78/329,127) for PCS BrickLab® on November 17, 2003.  PCS BrickLab® was registered on January 16, 2007 with Registration Number 3,198,009.  PCS BrickLab® has been in use since at least as early as January 1, 2002.

We applied for a U.S. trademark registration (application serial number #78/841,293) for PCS STEPS® on March 20, 2006.  PCS STEPS® was registered on May 22, 2007 with Registration Number 3,244,304.  PCS STEPS® has been in use since at least as early as January 1, 2006.

We applied for a U.S. trademark registration (application serial number #77/184,052) for Imagination in Education® on May 17, 2007. Imagination in Education® was registered on August 5, 2008 with Registration Number 3,478,928. Imagination in Education® has been in use since at least as early as July 1, 2006.

We applied for a U.S. trademark registration (application serial number #77/184,043) for New Learning for a New World® on May 17, 2007. New Learning for a New World was registered on November 11, 2008 with Registration Number 3,529,785.  New Learning for a New World® has been in use since at least as early as July 1, 2006.

We applied for a U.S. trademark registration (application serial number #78/472600) for PCS Academy of Science® on August 24, 2004. PCS Academy of Science® was registered on September 1, 2009 with Registration Number 3,676,485. PCS Academy of Science® has been in use since at least as early as January 1, 2004.

We applied for U.S. Copyright Registration of Infusing Technology Digital Photography Lab: Elementary on August 4, 2008. Registration #TX6-863-245 was granted effective August 4, 2008. Infusing Technology Digital Photography Lab: Elementary date of first publication was March 26, 2008.

We applied for U.S. Copyright Registration of Infusing Technology Digital Photography Lab: Grades 1-6 on August 4, 2008. Registration #TX6-865-569 was granted effective August 4, 2008. Infusing Technology Digital Photography Lab: Grades 1-6 date of first publication was June 10, 2008.

We applied for U.S. Copyright Registration of Infusing Technology Digital Photography Lab: High School eon August 4, 2008. Registration #TX6-964-151 was granted effective August 4, 2008. Infusing Technology Digital Photography Lab: High School date of first publication was May 7, 2008.

We applied for U.S. Copyright Registration of Digital Audio Lab Grades 1 through 6 Curriculum on October 14, 2008.  Registration #TX6-881-690 was granted effective October 14, 2008.  Digital Audio Lab Grades 1 through 6 Curriculum date of first publication was October 1, 2008.

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

We currently have curriculum royalty agreements with GibsonTech and Jackie DeLuna a.k.a. Infusing Technology. The agreement with Gibson Tech, which was renewed this past year, is for cash royalty payments based on sales of our PCS Academy of Electronics™ product.  The agreement with Jackie DeLuna expires March 31, 2012, is for cash royalty payments based on sales of our Digital Photography lab product(s).

Need for any Government Approval of Principal Products or Services.

None, not applicable.

Effect of Existing or Probable Governmental Regulations on the Business.

Exchange Act.

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act“), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the Securities and Exchange Commission (the “SEC“).  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

Smaller Reporting Company.

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.“  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes-Oxley Act.

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.

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

We will also be required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Cost and Effects of Compliance with Environmental Laws.

None, not applicable.

Number of Total Employees and Number of Full Time Employees.

We employ approximately eighteen full-time employees, while our LabMentors subsidiary has four full-time employees. We will hire part-time and additional full-time employees on an “as-needed“ basis. We have not experienced a shortage of qualified employees.  None of our employees are a party to a collective bargaining unit and we believe that our relationship with our employees is good.

Item 1A-Risk Factors.

Smaller reporting companies are not required to provide this information; however, you should be aware that an investment in the Company is highly speculative and subject to numerous risks.  You should consider the following most notable risk factors together with all of the other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock.  This list is not to be considered all inclusive.

Risks Related to our Business.

Ability to Raise Capital

We have a history of significant operating losses and may not be able to achieve sustained profitability if we are unable to increase revenue from our new products and marketing efforts.  In order to achieve sustained profitability, we will need to implement changes to existing business processes and improve our cost cutting efforts in addition to driving revenue growth.  This history of operating losses could impede our future ability to raise capital.

Potential Loss of Intellectual Property

The company has pledged its Intellectual Property as collateral for notes payable as discussed in Note 7.   Risk of loss of the underlying IP exists should the Company default on these notes.

Education Funding

The education market is heavily dependent on support from federal, state and local governments.  These government agencies have realized budget cuts and the government appropriations process is often slow and unpredictable.  Funding difficulties can negatively impact our ability to increase revenue.

International Expertise

Our attempt to enter international markets introduces political and cultural risk.  As a small company, we do not have extensive experience in international business arrangements and will need to rely on certain outside expertise which can be costly.

Litigation

Our ongoing proceedings with the SEC and the Class Action lawsuit are a distraction for the Company.  In addition to the financial risk disclosed under the Legal Proceedings section, Mr. Maher and Ms. Grindle are  forced to expend significant time in an attempt to reach conclusion on these matters.

Item 1B-Unresolved Staff Comments.

None, not applicable.

Item 2. Property.

Location.

The Company leases its Principal executive offices in Boise, Idaho. These offices consist of approximately 7,300 square feet of office space. Rent obligations are currently $10,266/month under a non-cancelable operating lease that expires May 31, 2012.

The lease obligations for the remainder of the lease are as follows:

Fiscal Year	Monthly Obligation

2012	$10,266
2013	$11,254

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,400/month under a non-cancelable operating lease that expires June 30, 2012.

Effective October, 2010, the Company entered into a five year office lease for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,700 square feet.  Rent obligations in Canadian dollars (CAD) are $1,713/month through September 30, 2011.

The lease obligations for the remainder of the lease are as follows:

Fiscal Year	Monthly Obligation
2011-2012	$1,713
2012-2013	$1,894
2013-2014	$2,075
2014-2015	$2,255
2015-2016	$2,436

Investment Policies.

None, not applicable.

Description of Real Estate and Operating Data.

None, not applicable.

Item 3. Legal Proceedings.

 (i) SEC Proceedings:  The Company previously announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (“SEC“) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties“).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court for the District of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME“).  The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5], and, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated of Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction, civil money penalties pursuant to Section 21(d) (3) of the Exchange Act, and a bar against Mr. Maher and Ms. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On November 9, 2010, the Company filed a Motion to Dismiss (and/or for Summary Judgment), and a Motion to Strike the SEC’s Amended Complaint which were denied by the Court on January 28, 2011. On April 28, 2011 and May 24, 2011, the Company participated in Court-ordered settlement conferences with representatives of the SEC and is engaged in ongoing discussions.  On May 25, 2011, the Court entered a consent judgment against Ms. Stith: (1) permanently enjoining her from aiding and abetting any violation of Section13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-11 promulgated thereunder, (2) permanently enjoining her from violating Section 13(a) of the Exchange Act and Rule 13a-14 promulgated thereunder, and (3) ordering her to pay a civil penalty pursuant to Section 21(d)(3) of the Exchange Act in an amount that will be determined by the Court.

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

 (iii) Class Action Lawsuit: The Company, along with its current CEO, and former CFO has been named in a class action lawsuit-(Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  On February 24, 2011, the Court granted the motion of Moustafa Salem to serve as the lead plaintiff.  On June 8, 2011, the lead plaintiff filed a motion to voluntarily dismiss the former CFO without prejudice from the lawsuit, which the Court has granted.  On June 10, 2011, the Company participated in a Court-ordered settlement conference and is engaged in ongoing negotiations.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information.

 Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol “PCSV“ as discussed below. No assurance can be given that the market for our common stock will continue in the future or will be maintained. The possible sale of “restricted securities“ (common stock) pursuant to Rule 144 of the SEC held by members of management or others could have a substantial adverse impact on this market. The range of high and low bid quotations for our common stock during each quarter of our past two fiscal years is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, markdowns, or commissions.

Stock Quotations.

Quarter Ended	High	Low
June 30, 2009	1.00	0.70
September 30, 2009	1.21	0.57
December 31, 2009	1.60	0.76
March 31, 2010	0.99	0.80
June 30, 2010	0.85	0.54
September 30, 2010	0.75	0.30
December 31, 2010	0.42	0.11
March 31, 2011	0.26	0.11

Holders.

As of March 31, 2011, we had approximately 250 stockholders of record through our transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

Dividends.

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intent of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

On August 27, 2009, the Board of Directors adopted and the shareholder’s approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“ 2009 Plan“). The 2009 Plan was designed to replace the existing 2004 Nonqualified Stock Option Plan (“2004 Plan“). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those if the shareholders and to motivate, attract, and retain its employees and provide an incentive for outstanding performance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,713,757	$ 0.70	2,193,409
Equity compensation plans not approved by security holders	-	$ -	-
Total	1,713,757	$ 0.70	2,193,409

Recent Sales of Unregistered Securities

During the last three years, we sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act“). No underwriting fee or other compensation was paid in connection with the issuance of shares.

	Number of
Name of Person or Group	Shares	Consideration	Note
*Consultants	223,939	$ 116,815	1
*Legal Consultants	142,846	89,440	2
Private Investors	1,705,414	600,000	3
Private Investors: Warrants	110,000	66,000	4
*Employees: Benefits	300,895	148,681	5
*Employees: Bonus	120,039	60,099	6
*Employee Options: cash	105,699	38,149	7
*Employees Options: cashless	520,130	-	8
	3,228,962	$ 1,119,184

*  Issued as Restricted Securities under the 2009 Equity Incentive Plan.

1.

Shares issued to consultants for services:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	41	13,893.00	12,624	$ 48	$ 11,593	$ 11,415
Q2	0	12,302	23,210	0	8,010	14,060
Q3	10,526	11,973	43,798	8,595	14,565	11,565
Q4	11,836	16,130	67,606	11,591	15,675	9,698

2.

Shares issued for legal services::

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	24,371	-	$ -	$ 24,371	$ -
Q2	-	30,900	10,961	-	19,303	7,422
Q3	-	-	28,303	-	-	6,879
Q4	-	30,588	17,723	-	28,934	2,531

3.

Shares issued to private investors for cash purchase:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	-	750,000	$ -	$ -	$ 450,000
Q2	-	-	-	-	-	-
Q3	-	-	955,414	-	-	$ 150,000
Q4	-	-	-	-	-	-

4.

Shares issued to private investors for the purchase of warrants:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	100,000	-	-	$ 60,000	$ -	$ -
Q2	-	-	-	-	-	-
Q3	10,000	-	-	6,000	-	-
Q4	-	-	-	-	-	-

5.

Shares issued to employees for benefits:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	8,267	25,415	$ -	$ 5,868	$ 20,434
Q2	-	27,410	31,090	-	22,537	19,147
Q3	-	17,870	54,940	-	25,591	17,452
Q4	-	21,425	114,478	-	20,039	17,614

6.

Shares issued to employees for bonus’:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	-	16,308	$ -	$ -	$ 14,102
Q2	-	31,160	9,538	-	24,015	5,723
Q3	-	6,882	10,000	-	8,259	2,000
Q4	-	-	46,151	-	-	6,000

7.

Shares issued to employees for the purchase of options for cash:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	20,000	-	$ -	$ 2,600	$ -
Q2	35,000	25,841	-	18,500	9,154	-
Q3	-	24,858	-	-	7,895	-
Q4	-	-	-	-	-	-

8.      Purchase of options by employees in a cashless transaction:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	16,667	214,976	-	$ -	$ -	$ -
Q2	-	233,601	-	-	-	-
Q3	-	54,886	-	-	-	-
Q4	-	-	-	-	-	-

Securities Act of 1933, as amended (the “Securities Act“) Registration Exemption Relied Upon

We issued these securities to persons who were either “accredited investors“ or “sophisticated investors“ as those terms are respectively defined in Rules 501 and 506 of the SEC; and each person had prior access to all material information about us.  We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities Exchange Commission.  Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons, save for compliance with state notice and fee requirements, as may be applicable.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2011, from the sale of registered securities.

Purchase of Equity Securities by Us and Affiliated Purchasers

We have not made any purchases of our outstanding equity securities; nor have any purchases of our equity securities been made by any person who may be deemed to have been one of our “affiliates“.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

None, not applicable.

Item 6. Selected Financial Data.

None, not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

In fiscal year 2012, PCS will continue its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering, and Math (STEM) that embed 21st century thinking skills and new technologies.  In order to deploy the technical education and K6 programs that had been in development and pilot testing for several years, PCS implemented a new Strategic Business Unit (SBU) and subsidiary structure in fiscal year 2011 that targeted sales efforts to the following markets:

1) K6 programs for the elementary classroom

2) Tech Ed programs for grades 6-12

3) Afterschool programs

4) International services that provide K-16 educational solutions for the International market.

5) Virtual labs for community colleges and universities

Fiscal year 2011 was the first year of implementation of the K6 and Tech Ed SBUs and represented a milestone for taking PCS programs into the core classroom market, beyond the afterschool market.  Progress was made in terms of establishing district and university relationships, expanding the pilot programs, compiling research, developing grant partnerships, and refining the products and services for the classroom through continued application and testing.

During fiscal year 2012 we will continue to build upon the SBU foundations established in FY2011 and    drive toward the establishment of synergies between these SBUs and our subsidiary, LabMentors.  This will include a more focused approach to our web-based marketing efforts and tightened sales processes.  In addition, during last fiscal year, PCS applied for and was awarded Trade Adjustment Assistance funds in the amount of $75,000 to apply to the development and promotion of PCS programs to improve our competitiveness against foreign imports.  These matching funds will be used in the next fiscal year to improve and expand the PCS Robotics line of controllers, proprietary software, and curriculum solutions to take advantage of the rapidly growing robotics education market.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2011 resulted in a net loss of ($1,901,031) as compared to the net loss during the fiscal year ended March 31, 2010 of ($1,871,467). This net loss is an increase in net loss of $29,564 or approximately 2% from the net loss for fiscal year ended March 31, 2010. The Basic Loss per Share for fiscal year 2011 is ($0.05), which is consistent with the loss per share of ($0.05) for fiscal year 2010.  Details of changes in revenues and expenses can be found below.

Operating Results Revenues.

Consolidated revenues for the twelve-month period ended March 31, 2011, decreased to $1,839,203 or by $555,203, or 23% as compared to $2,394,406 for the twelve-month period ended March 31, 2010. The decrease in consolidated revenue is due primarily to the parent company’s decrease in revenue, $529,413, PCS’s subsidiary, LabMentors, experienced only a slight revenue decline as compared to last year. The loss in revenues of the parent were due to further decreases in the federal and state funding schedules, hesitation surrounding the general economy and a decrease in the expenditures of grant monies.

Operating Results Cost of Goods Sold/Cost of Sales.

Consolidated cost of goods sold for the twelve-month period ended March 31, 2011, decreased by $299,805 (29%) to $716,880 as compared to $1,016,685 for the twelve-month period ended March 31, 2010. Included in PCS’ cost of goods sold are variable costs including sales commissions, shipping expenses and product royalty payments, which have all declined due to the decrease in sales. In addition, LabMentors has minimal variable costs.  Cost of goods sold as a percent of revenue decreased slightly from last fiscal year due to focus on cost controls.

Operating Results Operating Expenses.

Operating expenses for the twelve-month period ended March 31, 2011, decreased by $143,288 (4.4%) to $3,148,185 as compared to $3,291,473 for the twelve-month period ended March 31, 2010.   The table below identifies the year over year changes:

BOD Expense	(32,500)	(1)
Contract Labor	169,722	(2)
Depreciation	(33,253)	(3)
Gain on Stock	(69,882)	(4)
Employee Related Expenses	95,319	(5)
Legal	(362,039)	(6)
Marketing	87,275	(7)
Options Expense	(95,135)	(8)
R&D	18,006	(9)
Other	79,198

	(143,288)

1)

Board of Directors fees decreased due to resignation of one board member and eliminating additional compensation paid to Mr. Michael McMurray during FY2010 for extra services rendered.

2)

Contract labor increased due to addition of public relations firm and business development consultant.

3)

Depreciation decreased due to aging of assets.

4)

Gain on stock due to gain on conversion of restricted stock units to common stock for director compensation offset against loss on stock for additional employee benefit.

5)

Employee expenses increased due to increase in employee health insurance costs, severance payments, stock bonuses, and write off of employee loan.

6)

Decrease in legal expense due to negotiated settlement with insurance carrier as related to the SEC investigation. See Item 3(ii).

7)

Marketing costs increased due to utilization of webinars and other internet based marketing promotions.

8)

Option Warrant expense decreased due to older grants expiring and fully vesting.

9)

Increased development on new robotics products.

Operating Results – Other Income/Expenses

Total other income (expense) for fiscal years 2011 and 2010 was $124,831 and $42,285 respectively.  The increase in income of $82,546 was primarily due to reimbursement of prior year’s legal fees as a result of our settlement with Navigator’s Insurance partially offset by a write-down of slow moving/obsolete inventory.

Liquidity.

As of the fiscal year ended March 31, 2011, we had $215,780 in cash, with total current assets of $723,488 and total current liabilities of $749,483. We have an accumulated deficit of ($34,579,980) and shareholder’s equity of $515,322.

The Company has a working capital deficit of $25,995 at March 31, 2011. The working capital for the fiscal year ended March 31, 2010 was $368,603. The Company has a current ratio at March 31 of 0.97 and 1.85 for fiscal years 2011 and 2010 respectively.  This decrease in liquidity was due primarily to the fiscal year 2011 net loss which was only partially offset by equity financing.

Critical Accounting Policies.

Estimates.

Our discussion herein and analysis thereof is based upon our financial statements in Item 7 below, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 3 contained in Item 7 for additional discussions of these and other accounting policies and disclosures required by GAAP.

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

During the fiscal year ended March 31, 2011, the Company had sales to one major customer that accounted for 17% of total consolidated revenue. See Note 3 to the financial statements for additional information.

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

In accordance with the financial accounting standard pertaining to the “Statement of Cash Flows,“ the cash flows of the Company are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that were translated at the exchange rate at the end of the period.

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

Intellectual Property.

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with generally accepted accounting principles as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs were amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform that was determined to be 60 months. As of March 31, 2011 Intellectual Property was fully amortized.

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

We account for goodwill and other intangible assets in accordance with the financial accounting standards issued by the FASB pertaining to “Goodwill and Other Intangible Assets.“ Under this standard, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that impairment might have occurred. The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired. If the book value exceeds the fair value, the goodwill is considered impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

We hired an outside independent accounting firm specializing in fair value evaluations to analyze and perform the impairment review. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that an impairment was not required.

Options/Warrants and Shares Issued for Services.

On January 1, 2006, the Company adopted the accounting standard pertaining to “Accounting for Stock Based Compensation,“ which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments.  This standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

The Company accounts for shares issued to employees and others based upon the closing price of our common stock as of the grant date.

Acquisitions.

Our strategy is to investigate companies and/or assets for acquisition that continue to increase our product depth, market penetration, and synergies within the Company.   The Company has made no acquisitions over the last three years.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of March 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None, not applicable.

 Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010

Consolidated Statements of Operations for the years ended March 31, 2011 and 2010

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheets of PCS Edventures!.com, Inc. and Subsidiary (the “Company“) as of March 31, 2011 and 2010 and the related statements of operations, shareholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary as of March 31, 2011 and 2010 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered reoccurring losses and negative cash flow from operations, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 29, 2011

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	March 31, 2011	March 31, 2010

CURRENT ASSETS
Cash	$215,780	$290,141
Accounts receivable, net of allowance for doubtful accounts of $3,279 and $4,271 respectively	277,983	255,846
Interest receivable	-	524
Prepaid expenses	42,921	17,592
Finished goods inventory, net of reserve of $43,000 as of March 31, 2011	108,459	207,132
Other receivable	78,345	30,227
Total Current Assets	723,488	801,462

FIXED ASSETS, net of accumulated depreciation of $208,577 and $160,613 respectively	108,490	132,650
EDUCATIONAL SOFTWARE, net of accumulated amortization of $267,508 and $229,381, respectively	199,450	214,756
GOODWILL	202,688	202,688

OTHER ASSETS
Mold cost	22,854	24,643
Deposits	7,835	7,371
Total Other Assets	30,689	32,014
TOTAL ASSETS	$1,264,805	$1,383,570

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	March 31, 2011	March 31, 2010

CURRENT LIABILITIES
Accounts payable and other current liabilities	$323,893	$265,908
Accrued compensation	-	6,000
Payroll liabilities payable	20,975	17,091
Accrued expenses	149,066	38,191
Deferred revenue	66,156	105,669
Note payable, net of discount	92,713	-
Convertible notes payable, net of discount	96,680	-
Total Current Liabilities	749,483	432,859
Total Liabilities	749,483	432,859

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	35,007,464	33,526,490
authorized shares, 42,699,529 and 39,700,831 shares issued and outstanding, respectively
Stock payable	74,418	88,745
Accumulated comprehensive loss	13,420	14,425
Accumulated deficit	(34,579,980)	(32,678,949)
Total Stockholders' Equity	515,322	950,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,264,805	$1,383,570

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended
	March 31,
	2011	2010
REVENUES
Lab revenue	$ 1,751,176	$ 2,279,202
License revenue	88,027	115,204
Total Revenues	1,839,203	2,394,406

COST OF SALES	716,880	1,016,685

GROSS PROFIT	1,122,323	1,377,721

OPERATING EXPENSES
Salaries and wages	1,368,396	1,127,196
Depreciation and amortization expense	66,005	99,258
(Gain)/Loss on stock compensation	(55,609)	15,581
General and administrative expenses	1,769,393	2,060,370
Total Operating Expenses	3,148,185	3,291,473

OPERATING LOSS	(2,025,862)	(1,913,752)

OTHER INCOME AND (EXPENSES)
Interest income	2,663	7,304
Other income	203,468	60,739
Interest expense	(6,803)	-
Other expense	(74,497)	(25,758)

Total Other Income and Expenses	124,831	42,285

NET LOSS	(1,901,031)	(1,871,467)
Foreign currency translation	(1,005)	46,620
NET COMPREHENSIVE LOSS	($1,902,036)	($1,824,847)

Deemed dividend	-	(291,586)

NET LOSS ATTRIBUTABLE TO COMMON	($1,902,036)	($2,116,433)
STOCKHOLDERS

Loss per Share Basic and Diluted	(0.05)	(0.05)
Weighted Average Number of Shares Outstanding, Basic and Diluted	41,170,487	38,487,320

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/09	37,660,200	$31,658,921	$90,409	$(30,472,398)	$(32,195)	$1,244,737

Change in Accounting Policy	-	-	-	(43,498)	-	(43,498)

Stock for Exercise of Warrants	920,000	625,600	-	-	-	625,600

Stock for Services	395,044	363,516	1,780	-	-	365,296

Stock for RSU's	-	-	52,500	-	-	52,500

Stock for Settlement	75,000	63,750	(63,750)	-	-	-

Stock for Exercise of Options	578,883	20,945	-	-	-	20,945

Stock for Employee Bonus	71,704	67,950	7,806	-	-	75,756

Option Expense	-	434,222	-	-	-	434,222

Warrant Repricing	-	291,586	-	(291,586)	-	-

Foreign Currency Translation	-	-	-	-	46,620	46,620

Net Loss through 3/31/2010	-	-	-	(1,871,467)	-	(1,871,467)

Balance at 3/31/2010	39,700,831	33,526,490	88,745	(32,678,949)	14,425	950,711

Stock for Services	707,876	233,251	(14,521)	-	-	218,730

Stock for RSU's	105,882	20,118	-	-	-	20,118

Stock for Exercise of Options - Cash	50,000	27,000	-	-	-	27,000

Stock for Exercise of Options-Cashless	149,819	-	-	-	-	-

Stock for Employee Bonus	279,707	129,107	(7,806)	-	-	121,301

Option Expense	-	339,088	-	-	-	339,088

Stock for Cash	1,705,414	600,000	8,000	-	-	608,000

Debt Discount	-	132,410		-	-	132,410

Foreign Currency Translation	-	-	-	-	(1,005)	(1,005)

Net Loss through 03/31/2011	-	-	-	(1,901,031)	-	(1,901,031)

Balance at 03/31/2011	42,699,529	$ 35,007,464	$74,418	$(34,579,980)	$13,420	$515,322

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,901,031)	$ (1,871,467)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	6,803	-
Depreciation and amortization	66,005	99,258
Bad debt expense	12,541	4,649
Stock issued for employee bonus and board compensation	211,302	156,695
Common stock issued for services	204,456	316,405
Amortization of fair value of stock options	339,088	434,222
(Gain)/Loss on issuance of stock for compensation	(55,609)	20,452
Increase in inventory reserve	43,000	-
Change in accounting policy	-	(43,498)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(34,678)	65,626
(Increase) decrease in prepaid expenses	(25,329)	232
(Increase) decrease in other receivables	524	(14,793)
(Increase) decrease in inventories	55,673	(22,392)
(Increase) decrease in other current assets	(48,118)	-
Decrease in deferred costs	-	792
(Increase) decrease in other assets	1,325	-
(Decrease) increase in accounts payable and accrued liabilities	156,887	(51,744)
Increase (decrease) in unearned revenue	(39,513)	8,066
Net Cash Used by Operating Activities	(1,006,674)	(897,497)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(16,682)	(47,827)
Net Cash Used by Investing Activities	(16,682)	(47,827)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of options	27,000	20,945
Proceeds from exercise of warrants	-	625,600
Proceeds from the purchase of stock	608,000	-
Proceeds from note payable	315,000	(6,143)
Net Cash Provided by Financing Activities	950,000	640,402

Foreign currency translation	(1,005)	46,620
Net Decrease in Cash	(74,361)	(258,302)
Cash at Beginning of Year	290,141	548,443
Cash at End of Year	$ 215,780	$ 290,141

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Twelve Months Ended
March 31,
NON-CASH INVESTING & FINANCING ACTIVITIES	2011	2010
Common stock issued for legal settlement (stock payable)	$ -	$ 63,750
Common stock issued for services (stock payable)	$ 35,427	$ 26,659
Deemed dividend	$ -	$ 291,586
Debt Discount	$ 132,410	$ -

	For the Twelve Months Ended
	March 31,
	2011	2010
CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho corporation, and its wholly owned subsidiary, PCS LabMentors, Ltd., a Canadian company (collectively, “the Company“).

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established sources of revenues are not sufficient to cover the Company’s operating costs. The Company has accumulated significant losses and payables and generated negative cash flows. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position are as follows:

During FY 2011 the Company continued to strengthen and develop its core line of STEM products and services. The Academy of Robotics was updated and enriched through the development of new curriculum and major technical upgrades.  Additional volumes of curriculum in Pre-Algebra and Algebra I were completed.  This series was developed by experts in the field of mathematics and in cooperation with the Boise School District.  The development of robotics competition resources including manuals, judging rubrics, and an overall competition framework was completed and successfully launched with an international competition conducted in July 2010.  In addition, extensive curriculum development around the Company’s early childhood materials and the BrickLab professional development programs were completed and enhanced, and additional research from the Meridian District – Boise State University research project was added to our research base for products. The Company was also successful in deploying additional education programs into Middle East partner sites including an expansion of the Al Riyadh Schools program in Saudi Arabia and the establishment of PCS programs into five experimental schools in Egypt.  Both of these programs help to establish a foundation for possible additional expansion into Egypt and the Kingdom of Saudi Arabia. The Company expanded its University partnerships with Idaho State University, the University of Idaho and Florida Gulf Coast University this year. The Company also applied for several large scale NSF grants, developing STEM initiatives, and collaborated on teacher training programs.

In addition to the above product changes and enhancements, the Company hired Valerie L. Grindle as Sr. Vice President of Finance and Administration and Chief Financial Officer effective March 2011.  Ms. Grindle has extensive

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

experience in financial reporting and strategic planning, a strong background and working experience in the development and implementation of budgeting and forecasting systems, as well as international accounting and business experience.

Ms. Grindle joins PCS having most recently served as CFO of Great American Appetizers, a privately-owned manufacturing company in Nampa, Idaho since 2009. Previously, she founded and, from 1995 until 2009, operated a consulting practice that provided interim C-level executive services to companies. As a part of her consulting practice, Ms. Grindle orchestrated a turnaround as Chief Executive Officer and Member of the Board of Directors of a pharmaceutical reverse distribution company. During this engagement, she developed a solid management team, renegotiated credit lines and attracted additional equity investment. See Part III, Business Experience for additional information regarding Ms. Grindle’s experience.

The Company plans to capitalize on the changes as mentioned above and to use its understanding of the complexities of STEM subjects and its progressive methodologies to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms. In addition, the Company will continue to review and analyze its marketing and sales strategies to strengthen and enhance market share and their unique positioning in the educational afterschool and professional development markets. The Company is also beginning a review of its business processes and procedures in order to establish and track clearly identified goals and objectives.

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

NOTE 3 – ACCOUNTS RECEIVABLE - OTHER

	March 31,	March 31,
	2011	2010
California Sales Tax	$ 75,000	$ -
GST tax receivable (subsidiary)	1,281	15,434
Employee advance	2,064	14,793
Total Other receivable	$ 78,345	$ 30,227

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

March 31, 2011 and 2010

c. Concentration of Credit Risks and Significant Customers

The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $3,279 and $4,271 for the years ended March 31, 2011 and 2010, respectively.

During the last two fiscal years ending March 31, 2011 and March 31, 2010, the following major customers exceeded 10% of revenue:

	For the Years Ended
	March 31,
	2011		2010
Customer A	$315,006	17%	$343,539	14%
Customer B			$ 72,182	3%

Customers with accounts receivable greater than 10% of total accounts receivable at March 31, 2011 and March 31, 2010, were as follows: as follows:

For the Years Ended
March 31,
	2011	2010
Customer A	$26,275	$109,327
Customer B	-	-
Customer C	130,926	-
Customer D	27,000	-

d. Foreign Currency Translation

The functional currency of our subsidiary is considered the local currency. Our PCS LabMentors' subsidiary has a functional currency in Canadian dollars (CDN$). The subsidiary’s financial statements have been translated into US dollars in accordance with generally accepted accounting principles regarding foreign currency translation.   All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss) and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). Through this, all of the Company’s financial documents are stated within the functional currency of the parent company, which is the United States dollar (USD$).

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

In accordance with generally accepted accounting principles regarding the presentation of the Statement of Cash Flows, the cash flows of the subsidiary are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that was translated at the exchange rate at the end of the period.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2011 and 2010 on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)
	$ -	$ -	$ -	$ -

The standard issued by the FASB concerning the fair value option for financial assets and liabilities became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended March 31, 2011 and 2010 there were no applicable items on which the fair value option was elected.

f. Revenue Recognition

PCS recognizes revenue for its two revenue streams: Product (Learning Labs) and Licensing in accordance with generally accepted accounting standards pertaining to revenue recognition of single unit and/or multiple deliverables.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

The Company recognizes product revenue in accordance with generally accepted accounting standards, which is codified under FASB ASC Topic 605 “Revenue Recognition,“ under which revenue is recognized when it is realizable and when earned.

Licensing Revenue is in relation to the sales of the learning labs. This revenue is based on a contractual term of one year, which begins when the physical lab is delivered to the customer. Should the customer terminate the licensing prior to the expiration of the contract, PCS does not have an obligation to refund any portion of the fees. As such, revenue is amortized and recorded over the life of the contractual license, in accordance with generally accepted accounting standards.

g. Goodwill

Goodwill represents the excess of the cost of PCS LabMentors' acquisition over the net of the amounts assigned to the assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with generally accepted accounting standards, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

The entire goodwill balance of $202,688 at March 31, 2011and 2010, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition.

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

The Company undertook a Goodwill impairment review during fiscal years 2011 and 2010. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that impairment was not necessary.

h. Business Combinations

There were no business combinations during the fiscal years ended March 31, 2011 and 2011.

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

March 31, 2011 and 2010

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

Net deferred tax liabilities consist of the following components as of March 31, 2011 and 2010:

	March 31,
	2011	2010
Deferred tax assets:
NOL carryover	$ 4,167,380	$ 3,809,924
Accrued expenses	25,801	18,296
Accumulated depreciation	(94,555)	(35,680)
Allowance for Bad Debt	993	918
Deferred revenue	42,607	(317)

Deferred tax liabilities:	-	-
Valuation allowance:	(4,142,226)	(3,793,141)
Net deferred tax asset:	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations as detailed in the following table for the years ended March 31, 2011 and 2010 due to the following:

	March 31,
	2011	2010
Book income	$ (740,569)	$ (658,182)
Stock for services/expense	84,125	86,182
Penalties/dues	4,204	1,652
Options expense	132,244	147,636
Other	7,849	2,892
NOL utilization	-	-
Valuation allowance	512,146	419,985
	$ -	$ -

At March 31, 2011 the Company had net operating loss carry forward of approximately $11,955,558 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the March 31, 2011 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company and its subsidiary file income tax returns in the United States, Canada and the state of Idaho.  Beginning in fiscal year 2011, we will also file an income tax return in the state of California. With few exceptions, the

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Company does not have any unrecognized tax benefits to report in the current period.

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

	For the Years Ended
	March 31,
	2011	2010
Basic loss per share from operations:
Numerator - loss	$ (1,901,031)	$ (1,871,467)
Denominator - weighted average number of shares outstanding	41,170,487	38,487,320
Loss per share	$ (0.05)	$ (0.05)

l. Newly Issued Accounting Pronouncements

During the year ended March 31, 2011, the Company adopted the following:

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,“ which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.“ This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15,

2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,“ which is now codified under FASB ASC Topic 605, “Revenue Recognition.“ This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,“ which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.“ This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,“ which is now codified under FASB ASC Topic 805, “Business Combinations.“ A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

m. Educational Software

The Company's inventory includes internally developed education computer programs and exercises to be accessed on the Internet. In accordance with generally accepted accounting standards, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

n. Intellectual Property

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with generally accepted accounting standards as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for use and able to deliver and access the Company's educational programs and exercises. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months.

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

 p. Finished Goods Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, K’NEX® manipulatives, fischertechnik® manipulatives, Eduwise manipulatives, LEGO® manipulatives, digital media equipment, furniture units, curriculum, blocks, PCS Academy of Science® science kits, poster packs, and other miscellaneous items used in our various labs.  Our inventory is carried at the lower of cost or market and valued using the average cost method for each item. In addition, we have established a reserve for obsolete and slow moving items.

q. Stock Options and stock grants

Effective January 1, 2006, the Company accounts for stock issued for employee benefits and goods and services received from non-employees in accordance with generally accepted accounting standards. The Company is required to recognize expense of options or similar equity instruments including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this standard requires significant judgment regarding the assumptions used in the selected option-pricing model, including stock price volatility and employee exercise behavior.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

NOTE 5 - FIXED ASSETS

Assets and depreciation for the period are as follows:

	March 31,
	2011	2010
Computer/office equipment	$6,912	$15,252
Server equipment	182,800	150,656
Software	127,355	127,355
Accumulated depreciation	(208,577)	(160,613)
Total Fixed Assets	$108,490	$132,650

Fixed Asset depreciation expense for the years ended March 31, 2011 and 2010 was $40,842 and $33,446, respectively.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

Common Stock

During the year ended March 31, 2011, the Company issued 50,000 shares of common stock upon exercise of employee stock options and received cash proceeds of $27,000.

During the year ended March 31, 2011, the Company issued 149,819 shares of common stock upon exercise of employee stock options issued in cashless transactions.

During the year ended March 31, 2011, the Company issued 279,707 shares of common stock as additional compensation to employees. The per share value ranged from $0.13 to $0.90 for a net valued of $129,107 based on the closing price of the Company’s common stock on the date of grant.  Of the 279,707 shares issued 9,312 were issued in payment of amounts accrued as of March 31, 2010, with a value of $7,806.

 During the year ended March 31, 2011, the Company issued 707,876 shares of common stock for services. The per share value ranged from $0.12 to $0.81 for a net value of $233,251 based on the closing price of the Company’s common stock on the date of grant.  Of the 707,876 shares issued, 33,196 were issued in payment of amounts accrued at March 31, 2010 with a value of $28,439.  During the period, $194,124 has been accrued in stock payable, and shares valued at $208,645 have been issued from stock payable for a net reduction in stock payable for services the amount of $14,521.   As of March 31, 2011, a shares payable in the amount of $13,918 has been accrued, representing 72,021 shares that will be issued in future periods.

During the year ended March 31, 2011, the Company issued 1,705,414 shares of common stock for $600,000 in cash. For every three shares of the first 750,000 shares of common stock purchased, the purchaser received one warrant that entitles the holder to purchase one share of common stock at a price of $0.60 per share and expires two years from the date issued.  For every 2.55 shares of the next 955,414 shares of common stock purchased, the purchaser received one PCS warrant that entitles the holder to purchase one share of common stock at a price of $0.20 per share and expires two years from the date issued.  A total of 625,000 warrants were issued, with a relative fair market value of $115,109.  The warrants were valued using the Black-Scholes Valuation Model using the stock price on the date of grant, discount rates ranging from 0.46% to 0.81%, and volatility ranging from 102% to 116%.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

During the year ended March 31, 2011, the Company expensed amounts related to stock options granted in the current and prior periods totaling $339,088.

During the year ended March 31, 2011, the Company converted 105,882 restricted stock units (“RSUs“)  to common stock for non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each common stock share is valued at $0.85, based on the closing price of the Company’s common stock at the date of RSU grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2011, $52,500 is accrued under Stock payable.

During the year ended March 31, 2011, the Company recognized $132,410 as an increase to stockholders’ equity due to a debt discount pursuant to the terms of convertible promissory notes issued with attached warrants.  The debt discount consists of a beneficial conversion feature valued at $58,000 and attached warrants valued at $74,410 using the Black-Scholes Valuation Model.  The warrants were valued using the stock price on the date of grant, discount rates ranging from 1.29% to 1.31%, and volatility approximating 130%. The value of the debt discount is accreted up to the face value of the promissory note over the term of the note using the effective interest method.

During the year ended March 31, 2010, the Company issued 460,000 shares of common stock for the conversion of A Warrants valued at $312,800.

During the year ended March 31, 2010, the Company issued 460,000 shares of common stock for the conversion of B Warrants valued at $312,800.

During the year ended March 31, 2010, the Company issued 112,431 shares of common stock for services rendered. The per share value ranged from $0.58 to $1.30 for a net value of $95,500 based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company issued 164,013 shares of common stock to directors for services rendered valued at $147,207. Of this amount 130,680 shares valued at $115,000 were for services rendered for the period October 1, 2007 through August 31, 2009. The per share price was based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company issued 90,874 shares of common stock for additional employee compensation. The per share value ranged from $0.48 to $1.47 for a net value of $93,858, based on the closing price of our common stock at the grant date.

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

March 31, 2011 and 2010

During the year ended March 31, 2010, the Company issued 503,464, shares of common stock for exercise of cashless options.

   During the year ended March 31, 2010, the Company issued 71,704, shares of common stock for bonuses to employees valued at $67,950 based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company recognized 3,341 shares of common stock for services rendered at a value $4,703, of this value $818 in common stock shares  remain to be issued. The value per share is based on the closing price of our common stock at the grant date.

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

b. Preferred Stock

The Company has no issued Preferred Stock.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2011 and March 31, 2010

March 31,
	2011	2010
Note Payable to Martha’s Separate Property Trust	$ 100,000	$ -

Notes Payable to individual investors	$ 215,000
Debt discount	$ (125,607)	$ -
Total Notes Payable	$ 189,393	$ -

On March 7, 2011 the Company entered into a short term promissory note in the amount of $100,000. The Note bears interest at Fifteen Percent (15%) per annum and is accompanied by a warrant to purchase 100,000 shares of restricted Rule 144 common stock at $0.17 per share. The note is secured by a purchase order in the amount of $123,515. The Note is due within three (3) working days of receipt of payment on the purchase order but no later than 75 days from the date of the note.  The warrant expires 36 months from date of funding. This fair value of this warrant was recorded as a debt discount and is amortized over the term of the loan using the effective interest method.  The warrant was valued using

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

the Black Scholes Valuation Model.  The total value of the discount pertaining to this note was $10,931.  The Note was repaid on April 11, 2011 in the amount of $101,458 including interest.

On March 31, 2011 the Company entered into several convertible promissory notes in the aggregate amount of $215,000. The notes bear interest at Ten Percent (10.0%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 430,000 restricted Rule 144 common shares. The Notes are due on June 29, 2011 and are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the Note bears to the fair market value of all Intellectual Property of the Borrower.  “Intellectual Property“ of the Borrower is defined to mean all trademarks, registered or unregistered, marks, logos, business names, proprietary computer software, curriculum, copyrighted material, registered or unregistered, trade names, patents and patent applications, and all general intangibles relating to the foregoing. Notwithstanding the foregoing, Intellectual Property shall not include any license, property or contract right the granting of a security in which would be prohibited by law or contract.  The warrants expire 36 months from date of agreement. The notes were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $58,000.  The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $63,479.

The total amount of the debt discounts calculated upon issuance of all promissory notes during the period was $134,410.  Total amortization of the debt discount of $6,803 was charged to interest expense during the period.

At the Lender’s sole option, Lender may elect to receive payment of this Note and all accrued interest on the due date in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012. Rent expense for the corporate offices was $120,875 and $116,526 for the years ended March 31, 2011 and 2010, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expires in June 2012.  Rent expense for the warehouse was $17,736 and $20,544 for the years ended March 31, 2011 and 2010 respectively.

The Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada.  April 2010 through September 2010, the employees of LabMentors worked from their respective homes. There was no rent expense during that time.  LabMentors entered into a five year office lease effective October, 2010.  The rent is to be paid in Canadian dollars.  Monthly rent for the first year is $1,713 CAD/month. Rent expense for LabMentors was $8,373 (US$) and 6,349 (US$) for the years ended March 31, 2011 and 2010, respectively.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

Minimum lease obligation
over the next 5 years

Fiscal Year	Amount ($)
2012	171,514
2013	50,522
2014	25,980
2015	28,146
2016	14,616

b. Litigation

(i) The Company announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties“).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court For The District Of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME“).  The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5], and, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction, civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and a bar against Mr. Maher and Ms. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On November 9, 2010, the Company filed a Motion to Dismiss (and/or for Summary Judgment), and a Motion to Strike the SEC’s Amended Complaint which were denied by the Court on January 28, 2011. On April 28, 2011 and May 24, 2011, the Company participated in Court-ordered settlement conferences with representatives of the SEC and is engaged in ongoing discussions.  On May 25, 2011, the Court entered a consent judgment against Ms. Stith: (1) permanently enjoining her from aiding and abetting any violation of Section13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-11 promulgated thereunder, (2) permanently enjoining her from violating Section 13(a) of the Exchange Act and Rule 13a-14 promulgated thereunder, and (3) ordering her to pay a civil penalty pursuant to Section 21(d)(3) of the Exchange Act in an amount that will be determined by the Court.

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

March 31, 2011 and 2010

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

  (iii) Class Action Lawsuit:  The Company, along with its current CEO and former CFO has been named in a class action lawsuit--Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  On February 24, 2011, the Court granted the motion of Moustafa Salem to serve as the lead plaintiff.  On June 8, 2011, the lead plaintiff filed a motion to voluntarily dismiss the former CFO without prejudice from the lawsuit, which the Court has granted.  On June 10, 2011, the Company participated in a Court-ordered settlement conference and is engaged in ongoing negotiations

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with this suit.   The costs incurred by PCS in addressing this suit may have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports).

c. Contingencies

The Company is currently working with the State of California and a private consulting firm specializing in California State sales and use tax in relation to a review of sales and use tax for our California customers during the period April 1, 2002 through March 31, 2011.  During this period, there was an estimated $1 million in reportable sales in which the Company did not file or collect sales and use tax, as required by California State law. The ongoing review has determined that approximately $105,000 in prior period sales and use tax, including interest and late fees, is due to the California State Board of Equalization (“BOE“) as of March 31, 2011. Of this amount approximately seventy-one percent (71%) or $75,000 is expected to be collected by the Company from prior customers within the next 120 days and will be remitted to the BOE along with additional interest to the date of payment. The estimated recognized loss due to the inability to collect from customers is approximately $30,000. The inability to collect is due to a combination of issues including, but not limited to unavailability of customer’s past records or the inability to contact the prior customer.  The company continues to contact the affected customers and gain confirmation of the reportability of the sales, status of use tax paid directly to the state Board of Equalization and the collectability of any remaining tax due.

NOTE 9 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of its acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with financial accounting standards pertaining to internally developed software, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until the software is ready for sale and customer access, at which point the development costs are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory items are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.  This educational software had a carrying value of $214,756 at March 31, 2010.  During 2011 there was a translation adjustment of $9,857 to the reported carrying value of $214,756 for an adjusted carrying value of $224,613 at March 31, 2011. There were no additions to inventory or related costs, and a total of $25,163 of related depreciation recognized.  This resulted in a current book value of $199,450.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

NOTE 10 - GOODWILL

The entire goodwill balance of $202,688 at March 31, 2011 and 2010, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs were incurred for accounting, consulting and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the Company’s products available for sale to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, gained additional cost optimization and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

The Company undertook a Goodwill impairment review during fiscal years 2011 and 2010. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that impairment was not necessary.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2011 and March 31, 2010.

	March 31,	March 31,
	2011	2010
Credit card debt	$ 39,768	$ 24,435
Professional fees: accounting	$ -	$ 5,000
Professional fees: legal	$ 482	$ 10,640
Sales tax payable	$ 105,377	$ 13
GST Payable	$ -	$ (1,897)
Interest Payable	$ 1,000	$ -
BOE printer payout	$ 2,439	$ -
Total Accrued Expenses	$ 149,066	$ 38,191

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2009	20,759,370	7,342,617	7,114,966	6,226,787	5,062,287	1,164,500

Warrants	-	-	920,000	(920,000)
Common Stock	-	528,468	920,230	(1,373,698)
Balance as of March 31, 2010	20,759,370	7,871,085	8,955,196	3,933,089	3,578,589	354,500

Warrants	1,155,000			1,155,000
Common Stock	1,537,285	2,290,000	737,014	(1,489,729)
Balance as of March 31, 2011	23,451,655	10,161,085	9,692,210	3,598,360	2,419,430	1,178,930

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer.  These options were issued as incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010.  A risk free interest rate of .48% was used to value the options.  The total value of these options was $92,897.  The options vest over a three-year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan during the twelve-months ended March 31, 2011, $25,805 of the total value was expensed.

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees.  These options were issued as incentive compensation to the employees.  The options were valued using the Black-Scholes valuation model.   The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010.  A risk free interest rate of 0.53% was used to value the options.  The total value of these options was $258,170.  The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan during the twelve-months ended March 31, 2011, $69,025 of the total value was expensed.

On July 7, 2010, the Company granted 70,000 incentive stock options to an employee.  These options were issued as additional incentive compensation to the employee.  The options were valued using the Black-Scholes valuation model. The shares have an expected volatility rate of 113.61% calculated using the company stock price for a two-year period beginning July 7, 2010.  A risk free interest rate of .31% was used to value the options.  The total value of these options was $14,768.  The options vest at the end of one year, contain a number of performance conditions and are exercisable at $.65 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, $10,461 of the total value was expensed.

On August 23, 2010, the Company granted 50,000 options to a consultant.  These options were issued to the consultant due to exemplary performance.  The shares have an expected volatility rate of 109.81% calculated using the Company stock price for a two-year period beginning August 23, 2010.  A risk free interest rate of .37% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of these options was $11,988.  The options vest over a three-year period, contain a number of performance conditions and are exercisable at $.71 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, $2,664 of the total value was expensed.

On August 24, 2010, the Company granted 133,930 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010.  A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.   During the twelve-months ended March 31, 2011, $8,701 of the total value was expensed.

On September 27, 2010, the Company granted 183,355 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model. The shares have an expected volatility rate of 241.48% calculated using the Company stock price for a two-year period beginning September 27, 2010.  A risk free interest rate of 1.31% was used to value the options.  The total value of these options was $54,616.  The options vested at issuance and are exercisable at $.45 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, the entire value of the options was expensed.

Between November 13 and November 16, 2010, the Company sold 955,414 shares in a non-public offering.  The private offering was fully subscribed by current shareholders and accredited investors who purchased the 955,414 shares

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

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

On March 7, 2011, the Company issued a short term note payable in the amount of $100,000 for interest at 15% per annum and a purchase warrant for 100,000 shares of common stock.  The stock purchase warrant expires in 36 months and allows the warrant holder to purchase shares of the Company’s common stock at a price of $0.17 per share. The warrants’ computed volatility is 134.43%.  A risk free interest rate of 1.22% was used to value the warrants.

On March 31, 2011, the Company issued short term notes payable in the aggregate amount of $215,000 for interest at 10% per annum and purchase warrants of 430,000 shares of common stock.  The aggregate notes are collateralized by the Intellectual Property of the Company whereby whereby the collateral is equal to the portion of the IP that the ratio of the principal bears to the fair market value of all Intellectual Property of the Company. The stock purchase warrants expire in 36 months and allow the warrant holders to purchase shares of the Company’s common stock at a price of $0.15 per share. The per share  price represented a 25% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the note.  The warrants’ computed volatility is 130.17%.  A risk free interest rate of 1.29% was used to value the warrants.

During the year ended March 31, 2011, the Company had 737,014 common stock options exercised by employees, for per share exercise prices ranging from $0.50 to $0.54. Of this amount, 149,819 were issued in a cashless exercise.

Amendment of B Warrants

Effective as of October 8, 2009, the Company entered into a Warrant Amendment Agreement (the “Agreement“) with Burlingame Equity Investors, LP, a Delaware limited partnership (“Burlingame“).   Burlingame is the holder of the Company’s Common Stock Purchase Warrant “B“ (the “B Warrant“), giving it the right to purchase up to 2,300,000 shares of the Company’s common stock.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

NOTE 13 - RELATED PARTY TRANSACTIONS

On April 8, 2010, the Company recognized 17,045 shares in common stock for director fees valued at $15,000 at a per share value of $0.88, based on the closing price of our common stock at the grant date.

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer.  These options were issued as incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010.  A risk free interest rate of .48% was used to value the options.  The total value of these options was $92,897.  The options vest over a three-year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, $25,805 of the total value was expensed.

On August 24, 2010, the Company granted 133,930 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010.  A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, $8,701 of the total value was expensed.

On September 27, 2010, the Company granted 183,355 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model. The shares have an expected volatility rate of 241.48% calculated using the Company stock price for a two-year period beginning September 27, 2010.  A risk free interest rate of 1.31% was used to value the options.  The total value of these options was $54,616.  The options vested at issuance and are exercisable at $.45 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, the entire value of the options was expensed.

During the year ended March 31, 2011, the Company issued 69,868, shares of common stock for bonuses to an officer.  The per share value ranged from $.013 to $.90 for a net value of $23,906, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2011, the Company issued 69,868, shares of common stock for bonuses to an officer.  The per share value ranged from $.013 to $.90 for a net value of $23,906, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2011, the Company had 70,255 common stock options exercised in a cashless transaction by an officer. The per share value ranged from $0.50 to $0.54 for a net value of $36,946.

During the year ended March 31, 2011, the Company converted 105,882 restricted stock units (“RSUs“) payable to common stock for non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each common stock share is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2011, $52,500 is accrued under Stock payable.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

NOTE 14 – ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 30 to 45 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The allowance is based on the prior three-year historical uncollectable accounts as a percentage of sales. As of March 31, 2011, the historical gross sales were $7,779,607 with a bad debt allowance equivalent to 0.258%, for a bad debt allowance of $3,279. The bad debt allowance as of March 31, 2010 was $4,271. The bad debt expense for the year ending March 31, 2011 and 2010 was $12,541 and $4,649, respectively.

NOTE 15 - OTHER ASSETS

During the fiscal year ended March 31, 2009, the Company contracted for a production of a hard plastic covering for the third generation electronic controller, The Brain. The controller is incorporated into the AORC and AOR products.  The cost of the Mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2011, the Company amortized 1,962 units.

NOTE 16 - CHANGE IN ACCOUNTING POLICY

Effective April 1, 2009, the Company changed its revenue recognition policy to recognize product revenue when the weighted average cost of goods reached 100% shipped.  This change created an immaterial increased loss of ($43,498) which was treated retrospectively.  We believe this change to be more conservative and will not create a material effect on our financial statements.  In addition, it will allow for revenue to be uniformly applied Company-wide and allow for greater transparency to users of the financial statements, in that it is less complicated and a more commonly used manner of recognition.

NOTE 17 – OTHER INCOME

Other income is made up of the following at March 31, 2011 and March 31, 2010.

	March 31,
	2011	2010
Sale of obsolete inventory	$ -	$ 62
Employee benefit/insurance refund	-	217
Professional Development reimb.	-	75
Cashier check refund (i)	-	-
SR&ED refund	-	14,452
ACOA (ii)	-	45,933
Dividend: Idaho State Ins. Fund	575	-
Class action law suite	73	-
Gain on stock for services	-
Reimbursement of legal fees (iii)	202,820
Total Other Income	$ 203,468	$ 60,739

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(i)

Bank refund for cashier check purchased in FY2004 for trade show entrance fee that was never redeemed

(ii)

ACOA (Atlantic Canada Opportunities Agency) reimbursed employee costs in agreement with the Atlantic Investment partnership-Productivity and Business Skills Initiative. This was a one-time initiative and is not expected to re-occur.

(iii)

Refund for prior year legal expenses related to PCS’ directors and officers insurance carrier’s denial of coverage. See Item 3. Legal Proceedings or Note 7 – Commitments and Contingencies (b).

NOTE 18 - SUBSEQUENT EVENTS

For the period April 1, 2011 through June 26, 2011, the Company issued 66,843 shares of common stock to employees as additional benefits. The per share price was determined based upon the closing price on the date of the grant. The price per share ranged from $0.14 to $0.20, for a valuation of $18,514. Of the 66,843 shares issued, 45,546 were issued in payment of amounts accrued at March 31, 2011 with a value of $8,623.

For the period April 1, 2011 through June 26, 2011, the Company issued 66,700 shares of common stock to consultants for services rendered. The per share price was determined based upon the closing price on the date of the grant. The price per share ranged from $0.20 to $0.45, for a valuation of $20,040. Of the 66,700 shares issued, 26,475 were issued in payment of amounts accrued at March 31, 2011 with a value of $5,295.

On April 11 2011, the Company paid  $101,458 for payment in full of $100,000 in principal and $ 1,458 interest for that certain short term note that was entered into on March 7, 2011. See Note 6-Notes Payable.

On April 27, 2011, the Company issued contingent warrants to purchase an aggregate of 200,000 shares of restricted Rule 144 common stock at $0.35 per share. The conversion of the warrants to common stock is based upon the successful creation of a predetermined sales or distribution agreement that generates recognized revenue in an amount no less than $250,000. The warrant expires 36 months from date of warrant.

On April 29, 2011, the Company issued 80,000 shares of common stock for $8,000 in cash.

On May 31, 2010, the Company granted 275,000 incentive options to an officer.  These options were issued as additional incentive compensation to the officer. The options vest over a six month period and are exercisable at $0.17 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.

On June 20, 2011, the Company entered into a secured promissory note in the amount of $100,000. The note bears interest at Ten Percent (10.0%) per annum and is secured by specific Accounts Receivable of the Borrower that shall be created when the Inventory purchased by this loan is delivered and invoiced to its customers.  The note also includes attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 200,000 restricted Rule 144 common shares.  The warrants are fully vested and exercisable and will expire in 36 months from date of note. The Note is due on August 20, 2011.

Effective June 29, 2011, an extension was granted on certain notes payable in the amount of $215,000 originally due on June 29, 2011. The notes continue to bear interest at Ten Percent (10.0%) per annum and include attached warrants to purchase an additional two shares of restricted Rule 144 common stock for every dollar originally loaned, at a rate of $0.15 per share, for an aggregate total of an additional 430,000 restricted Rule 144 common shares. The Notes are due on October 27, 2011. The warrants expire 36 months from date of extension. See Note 6.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None, not applicable

Item 9(A). Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO“) in Internal Control – Integrated Framework.  As a result of its review, management identified a material weakness in the internal control over financial reporting.  This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Based on this evaluation, our management, with the participation of the principal executive officer, concluded that, as of March 31, 2011, our internal control over financial reporting was not effective.   Management recognizes that the change in leadership of the financial reporting area and the absence of experienced personnel near the end of the fiscal year negatively impacted the ability of the internal controls over the closing process to function as designed.   Also, management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  The Company is exploring restructuring of duties under the new Chief Financial Officer as well as continuing professional education for existing staff to mitigate the weaknesses experienced at this year-end.

.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended March 31, 2011.

Item 9(B). Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Position
Anthony A. Maher	63	Chairman of the Board and Chief Executive Officer
Robert O. Grover	48	President, Chief Operating Officer, and Chief Technology Officer
Valerie L. Grindle	55	Senior Vice President and Chief Financial Officer
Donald J. Farley	63	Secretary
Michael K. McMurray	65	Director
Dehryl A. Dennis	70	Director

Term of Office.

The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held no later than September of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.

Anthony A. Maher. Mr. Maher was named Chief Executive Officer and Director in March 2010. Prior to that, Mr. Maher was recruited to PCS at its inception as Chairman of the Board, President and Chief Executive Officer and structured the purchase of PCS Schools, Inc. and PCS LabMentors, Under Mr. Maher‘s leadership, the Company has developed curriculum from an initial four core areas to over 60; they developed the distance developer database; and created web-based publishing expertise. From 1982 to 1989 he was founder and Chairman of the Board of National Manufacturing Company, Inc. and its subsidiary, National Medical Industries, Inc. From 1979 to 1982, Mr. Maher was Executive Vice President for Littletree Inns, a hotel company based in Boise, Idaho with properties throughout the Northwest. Mr. Maher graduated from Boise State University in 1970 with a Bachelor of Arts degree in Political Science.

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

Valerie L. Grindle.  Ms. Grindle was named Senior Vice President of Finance and Administration and Chief Financial Officer in March 2011.  Ms. Grindle most recently served as CFO of Great American Appetizers, a privately-owned manufacturing company in Nampa, Idaho since 2009.  Previously, she founded and, from 1995 until 2009, operated a consulting practice that provided interim C-level executive services to companies.    From 1992 until 1995, she was Vice President of Tele-Communications, Inc of Englewood, Colorado, where she was responsible for worldwide accounting for the major cable conglomerate.   Prior to TCI, Ms. Grindle served at Tenneco, Inc. as Vice President and Chief Financial Officer of Tenneco Minerals and later as President of Tenneco's Houston Oil and Minerals Exploration.  Ms. Grindle holds a B.S. degree in Business Administration from Colorado State University and an M.S. degree in Management from Krannert Graduate School of Business at Purdue University.

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

Dehryl A. Dennis, Ed.D.  Dr. Dennis has had a 36-year career that took him from teaching in small public schools in southwest Idaho to Puerto Rico and Illinois, and then returned him to his native state as a district administrator in Boise, Idaho. During his entire professional career, Dr. Dennis was an outspoken advocate for programs that emphasized applied learning. Because of his strong belief that most people learn by “doing rather than thinking about doing“, he supported and helped implement off-school site classrooms in malls and hospitals; partnerships with trade unions, small business, and industry; and cooperative agreements with institutions of higher learning. The success of these programs culminated in the construction of the Dehryl A. Dennis Professional Technical Center, which opened in 1999 and presently serves approximately 900 students from 16 area high schools. Appointed in 1976 as Director of Personnel, he later served as Assistant Superintendent and then Deputy Superintendent until he was appointed District Superintendent in 1994. He remained as Superintendent until his retirement in July 1999.

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

Involvement in Certain Legal Proceedings.

With the exception of the consent judgment involving the Company’s former Chief Financial Officer Ms.  Stith, which is discussed in Note 8b, during the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

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

Code of Ethics.

We adopted a Code of Ethics and it was attached as Exhibit 14 to our 2004 Annual Report. The Code was revised in 2010 and is available on our web site at https://edventures.com.

Nominating Committee.

No changes have been made to the process by which shareholders may nominate a person or persons to serve as a member of the Company’s Board of Directors.

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Michael K. McMurray and Dehryl A Dennis. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC on August 25, 2010 during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2009-2011

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2009 through March 31, 2011.  During the fiscal year ended March 31, 2011, Ms. Grindle’s salary compromised < 1%, Mr. Grover’s salary comprised 7.4%% of the total compensation paid to all employees, while Mr. Maher’s salary comprised 8.6% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	Total ($)
				($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony A. Maher President, CEO, Chairman of the Board	3/31/2011	114,785***	-	-	82,510	-	-	*	197,295
	3/31/2010	106,000	-	14,000	-	-	-	*	120,000
	3/31/2009	120,000	-	-	-	-	-	*	120,000
Robert O. Grover, President, CTO, COO	3/31/2011	99,133***	-	-	180,000	-	-	*	279,133
	3/31/2010	81,667	-	18,333	-	-	-	*	100,000
	3/31/2009	100,000	-	15,000	-	-	-	*	115,000
Valerie L GrindleSr. V.P. of Finance and Administration, CFO	3/31/2011	2,429***	-	-	-	-	-	*	2,429
	3/31/2010	-	-	-	-	-	-	*	-
	3/31/2009	-	-	-	-	-	-	*	-

*Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

** Ms. Grindle’s compensation is prorated based on hire date of March 24, 2011.

*** 80% of salary paid in cash and 20% of salary paid in Restricted Rule 144 Stock under the 2009 Equity Incentive Plan.

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2011

The following table outlines the equity-based awards granted to our executive officers for the fiscal year ended March 31, 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Max-imum ($)	Threshold	Target (#)	Max-imum (#)
					Threshold
					(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Anthony A Maher, CEO, Chairman	9/27/2010	N/A	N/A	N/A	183,355	183,355	183,355	N/A	N/A	$0.45
Robert O Grover, President, Chief Operating Officer, and Chief Technology Officer	6/27/2010	N/A	N/A	N/A	0	150,000	300,000	N/A	N/A	$0.60
Valerie L. Grindle Senior V.P. of Finance and Chief financial Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony Maher	183,355	-	N/A	$ 0.45	09/27/20	-	-	N/A	N/A
Robert Grover	-	50,000	N/A	$ 1.70	12/31/11	-	-	N/A	N/A
Robert Grover	-	-	300,000	$ 0.60	06/17/15	-	-	N/A	N/A
Valerie L. Grindle	-	-	N/A	N/A	N/A	-	-	N/A	N/A

Effective May 2009, in an effort to reduce cash outflow the officers assumed a 20% cash compensation reduction and receive the 20% in Restricted Rule 144 common stock. Currently, the Company is paying the officers the following annual salaries: Anthony A. Maher - $96,000 in cash and $24,000 worth of shares of Restricted Rule 144 common stock; Robert O. Grover - $80,000 in cash and $20,000 worth of shares of Restricted Rule 144 common stock.  Valerie L. Grindle - $80,000 in cash and $20,000 worth of shares of Restricted Rule 144 common stock. The Company also makes available medical and dental insurance coverage for its officers and other U.S. employees.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2011

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Anthony A. Maher	-	-	N/A	N/A
Robert O. Grover	357,467	158,030	N/A	N/A
Valerie L Grindle	-	-	N/A	N/A

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Michael K. McMurray and Dehryl A Dennis. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC on August 25, 2010 during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Compensation of Directors.

Effective October 1, 2009, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board to be $30,000 annually and paid on the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines.  Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. As of March 31, 2011 the Company had accrued $52,500 of director fees. The current CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board and his own request.

The following table shows awards and payments to members of our Board for fiscal year 2010 as compensation in accordance with the Board approved director compensation.  The table excludes our Chairman, who is also an executive officer.  The Chairman’s compensation is fully reflected in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dehryl Dennis	0	30,000	0	0	0	0	30,000
Donald Farley	0	30,000	0	0	0	0	30,000
Michael McMurray	0	30,000	0	0	0	0	30,000

Employment Agreements

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

Stock Option Plans and Other Incentive Compensation Plans.

On August 27, 2009, the Board of Directors adopted and the shareholder’s approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“2009 Plan“). The 2009 Plan was designed to replace the existing 2004 Nonqualified Stock Option Plan (“2004 Plan“). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those if the shareholders and to motivate, attract, and retain its employees and provide an incentive for outstanding performance. An 8K was filed on November 19, 2009 registering the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management.

CERTAIN BENEFICIAL OWNERS

The following table outlines information provided to the Company as of March 31, 2011 regarding beneficial ownership of PCS Common Stock by the Company’s directors, executive management, and any beneficial owners.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units

				Total	Percentage Owned
	(3)				(2)
Anthony A. Maher, CEO (4)	2,296,524	183,355	-	2,479,879	5.81%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Dehryl A. Dennis, Director	69,964	20,971	58,824	149,759	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Donald J. Farley, Secretary	759,293	580,313	58,824	1,398,430	3.28%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Michael K. McMurray, Director	297,182	74,466	58,824	430,472	1.01%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Valerie L. Grindle	3,037	-	-	3,037	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Robert O. Grover, VP	429,576	350,000	-	779,576	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
All officers and directors as a group	3,855,576	1,209,105	176,472	5,241,153	12.28%
(six persons)

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

(2)

Based upon 42,669,529 shares issued and outstanding as of the first date listed in this section.

(3)

This is the amount exercisable by the directors and executive officers as of March 31, 2011.

(4)

 Includes (i) 2,440,379 shares owned of record by Mr. Maher; (ii) 9,500 shares which are beneficially owned by Sullivan Maher, LLC, for which Mr. Maher acts as a manager; (iii) 30,000 shares owned by the Maher Family Partnership LLP. Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

On April 8, 2010, the Company recognized 17,045 shares in common stock for C. Andrus, a member of the Board of Directors, valued at $15,000 at a per share value of $0.88, based on the closing price of our common stock at the grant date. These shares were issued for the services subsequent to March 31, 2010 and were recognized as an expense and were included in Stock Payable during the year ended March 31, 2010.

On June 17, 2010, the Company granted 300,000 incentive stock options to R. Grover, an officer of the Company.  These options were issued as incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010.  A risk free interest rate of .48% was used to value the options.  The total value of these options was $92,897.  The options vest over a three-year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, $25,805 of the total value was expensed.

On August 24, 2010, the Company granted 133,930 incentive options to J. Khoury, an officer of LabMentors, our wholly owned subsidiary.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010.  A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, $8,701 of the total value was expensed.

On September 27, 2010, the Company granted 183,355 incentive options to A. Maher, an officer and member of the board of directors.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 241.48% calculated using the Company stock price for a two-year period beginning September 27, 2010.  A risk free interest rate of 1.31% was used to value the options.  The total value of these options was $54,616.  The options vested at issuance and are exercisable at $.45 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, the entire value of the options was expensed.

During the year ended March 31, 2011, the Company issued 69,868, shares of common stock to J Khoury, an officer of LabMentors, our wholly owned subsidiary, for bonuses.  The per share value ranged from $.013 to $.90 for a net value of $23,906, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2011, the Company had 70,255 common stock options exercised in a cashless transaction by R. Grover, an officer of the Company. The per share value ranged from $0.50 to $0.54 for a net value of $36,946.

During the year ended March 31, 2011, the Company converted an aggregate of 105,882 restricted stock units (“RSUs“) payable to common stock to three non-management directors, A. Dennis, M. McMurray, and D. Farley, for services rendered at a rate of one share of common stock for each restricted stock unit .Each non-management director received 35,294 shares of common stock. Each common stock share is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2011, $52,500 is accrued under Stock payable.

Parents.

None, not applicable.

Promoters and Control Persons.

None, not applicable

Director Independence.

We believe that all members of our Board of Directors with the exception of our Chief Executive Officer, Anthony A. Maher are independent based on the following definition of NASDAQ, which is quoted below from Rule 5605(a)(2)   “Independent Director“ means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For purposes of this rule, “Family Member“ means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. The following persons shall not be considered independent:

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

(G) in the case of an investment company, in lieu of paragraphs (A)-(F), a director who is an “interested person“ of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.

Our Board of Directors has adopted this definition of an “independent director“ even though we are not required to have independent directors.

Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Fee Category	FY2011	FY2010

Audit Fee	$ 53,875	$ 50,200
Audit Related Fee
All Other Fees
Total Fees	$ 53,875	$ 50,200

Pre-approval and Policies

The Audit Committee must approve all audit and non-audit engagements of our independent public accounting firm in writing.

Part IV

Item 15. Exhibits.

(i)Where Incorporated in this Report

Registration Statement on SB-2/A filed May 2, 2001, as amended	Parts I, II, III
Registration Statement on SB-2/A filed March 13, 2006, as amended	Parts I, II, III
8K filed December 9, 2005 re: LabMentors	Parts I, II, III
8K/A filed February 15, 2006 re: LabMentors	Parts I, II, III
8K filed August 22, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 29, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed October 12, 2006 re: Amendment to Articles of Incorporation or Bylaws	Parts I, II, III
8K filed August 31, 2006 re: Education Enterprise Solutions	Part II
8K /A filed May 17, 2007 re: Material Definitive Agreement with Global Techniques	Part II
8K filed October 15, 2007 re: Material Definitive Agreement with Global Techniques	Part II
8K filed January 7, 2008 re: Termination of Material Definitive Agreement with Global Techniques	Part II
8K/A filed August 25, 2008 re: Item 4.01 Changes is Registrant’s Certifying Accountant	Part II
8K filed February 2, 2009 re: Letter of Intent for the acquisition by PCS of substantially all the assets of Trudy	Part II
8K filed June 9, 2009 re: Termination of Trudy Corp Asset Acquisition	Part II
8K filed October 13, 2009 re: Amendment to B Warrants	Part II
8K dated October 20, 2009 re: Notification of Wells Notice	Part I, II
8K filed November 30, 2009 re: Mr. Anthony Maher medical condition	Part II
S-8 filed November 19, 2009 re: Registration of the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan	Parts II, III
S-8 filed December 1, 2009 re: amendment of PCS Edventures!.com, Inc, 2004 Non-qualified Stock Option Plan	Part II
8K filed March 2, 2010 re: Change in Management and Director	Part II, III
8K filed August 31, 2010 re: Submission of Matters to a Vote of Security Holders –	Part III
Re-election of the Board of Directors and M&K CPA’s
8K filed September 27, 2010 re: Securities and Exchange Commission Civil Action	Parts II, III
8K filed December 28, 2010 re: Insurance Settlement	Parts II, III
8K filed March 25, 2010 re: Valerie L. Grindle	Parts II, III

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

Dated:	6/29/2011	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO and Chairman of the Board of Directors

Dated:	6/29/2011	By:	/s/Robert O. Grover
Robert O. Grover
President, Chief Operating Officer and Chief Technology Officer

Dated:	6/29/2011	By:	/s/Valerie L. Grindle
Sr. V.P. of Finance and Administration, CFO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	06/29/2011	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	06/29/2011	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Dated:	06/29/2011	By:	/s/Michael K. McMurray
Michael K. McMurray
Director