Form 10-K/A
period 2011-03-31
PCS EDVENTURES COM INC
filed 2011-07-18
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011.

¨ TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ¨	Accelerated filer
Non-accelerated filer ¨	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of FY2011 Q2: $3,480,764 as of September 30, 2010.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  As of June 28, 2011, the Registrant had outstanding 42,913,072 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Reason for Amendment:

Amendment to reflect non-material change in FY2010 income statement and to adjust for a more consistent reporting format.

 PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the “Company”, “PCS”, “we” ,”our”, “us” or similar words) was incorporated in 1994 in the State of Idaho. In October 1994, we acquired PCS Schools, Inc. (“PCS Schools”), which was later divested to focus our efforts on educational systems for use in institutional afterschool venues instead of free standing learning centers.  In November 2005, we acquired PCS LabMentors, Ltd. (“PCS LabMentors”) based in Fredericton, New Brunswick, Canada, which is a wholly owned subsidiary of PCS Edventures!.com, Inc.

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

PCS Edventures!.com, Inc. has developed a number of innovative technology-based educational products and programs directed to the pre-kindergarten through college educational market, as well as Professional Development STEM Institutes for educators. Our PCS Academy of Engineering™, PCS Academy of Electronics, PCS Academy of Science™, PCS Academy of Robotics™, and Digital Media Labs (Audio/Video/Photography) products are site-licensed installations for classrooms and learning programs. Our PCS BrickLab® and Little Edventures products are also for classrooms and learning programs, but are not licensed. Our Brain is a proprietary robotic microcontroller designed to facilitate educational robotic activities and the Cortex is a proprietary, progressive programming environment developed to manage the Brain and teach robotic programming concepts. Our online Learning Management System (LMS) supports our licensed customers with online learning activities and support and provides assessment, file sharing, and social networking services for our customers. Our Professional Development STEM Institute offers a 30-hour professional development certification program in the areas of science, technology, engineering, and mathematics (STEM) for elementary teachers.  Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, and learning centers and creates a virtual community of learners on the web.  PCS also partners with several companies to represent their product lines including Valiant Technologies, and K’NEX Education who are known for their hands-on educational applications and whose products are included in many of our curriculum offerings. In addition, we have partnered with MINDS-i, Inc., of Liberty Lake, Washington, to combine their innovative construction system with the PCS robotic and controller programming solutions, which we believe offers a unique advantage over other competitors.

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology which is designed to provide hands-on experience to high school, community college and university students studying a variety of technical topics. These technical topics include programming, network management, security, operating systems and other IT subjects. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server® 2008, Windows® 7, Exchange 2010, SharePoint® 2010, Linux® system administration, and various other applications without the associated overhead of owning and managing heterogeneous hardware and software platforms.

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

We continued to grow our long term relationship with Edison schools in 2011, providing additional customized learning labs for their summer adventures programs, as well as supplying them with materials authored and developed in previous years. Edison Schools has been the resource of well over $1M in revenue since the inception of the relationship. Edison program, developed by PCS, range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics. Development, packaging, fulfillment, and support were further streamlined this year to improve efficiency and the overall customer experience.

Our LabMentors division partnered with Cengage Learning to develop and release 8 new products in the past 12 months and is set to release 2 new titles in late fiscal year 2012.

PCS continues to strengthen and develop the core line of STEM products and services. Our Academy of Robotics was updated and enriched through the development of new curriculum and major technical upgrades.  Additional volumes of curriculum in Pre-Algebra and Algebra I were completed.  This series was developed by experts in the field of mathematics and in cooperation with the Boise School District. The development of robotics competition resources including manuals, judging rubrics, and overall competition framework was completed and successfully launched with an International competition conducted in July 2010. In addition, extensive curriculum development around PCS early childhood materials and the BrickLab professional development programs were completed and enhanced and additional research from the Meridian District / Boise State University research project was added to our research base for products.

PCS was successful in deploying additional education programs into Middle East educational sites including an expansion of the Al Riyadh Schools program in Saudi Arabia and the establishment of PCS programs in five experimental schools in Egypt.  It is the intent that these programs could help to establish a foundation for possible expansion into Egypt and the Kingdom of Saudi Arabia.

PCS expanded its University partnerships with Idaho State University, the University of Idaho and Florida Gulf Coast University this year, applying for several large scale National Science Foundation (“NSF”) grants, developing STEM initiatives, and collaborating on teacher training programs.

Strategy.

Our strategy is to continue to design and develop brain-based learning educational products and services for the PreK-16 market that emphasize STEM topics and develop contemporary skills for the 21st century learner, including critical thinking, problem solving, innovation, creativity and communications.

Our strategy consists of:

•

Building strong and reliable relationships with customers and vendors;

•

The continued offering of updated and contemporary products surrounding the STEM  disciplines;

•

Building PCS brand recognition and market appeal;

•

Continuing to incorporate the latest in brain-based research to improve the effectiveness of our product;

•

Utilizing the internet and other digital technologies to bring our products and services to other areas, persons, and markets to increase market penetration;

•

Leveraging our expertise in K-12 and educational robotics to expand our robotics offerings and capture market share in the K-12 educational and after school robotics space; and

•

Expanding our STEM professional development programs for K-6 classrooms to take advantage of market conditions that represent demand for these solutions.

Foreign Currency Exchange Rate Risk.

The Company promotes many of our products in the international market, as well as having established operations in Canada as a result of the acquisition of LabMentors. As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds utilized through the parent company being held in U.S. dollars. In accordance with SFAS 52, “Foreign Currency Translation”, all assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). While our Canadian subsidiary provided approximately 22% of our revenue in fiscal year 2011, the sales and receivables are transacted in USD$ and thus there is not a significant exchange risk associated with those transactions.

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

Business of Smaller Reporting Company.

We are engaged in the business of developing, marketing, and distributing educational learning labs, virtual labs, and related technologies and programs directed to the pre-kindergarten through college levels. Our products and technologies are targeted to the public and private school’s classroom, and after-school market both domestically and internationally. These products and technologies are delivered to the classroom through an inventory of hardware, software, books, and Internet access which allow students of all ages to explore the foundations of STEM education, and computer programming.

Principal Products or Services and Their Markets.

 We have developed and are currently marketing a number of innovative technology-based educational programs for the pre-kindergarten through university (“PreK-16”) classroom market, the K-12 after-school market, the private learning center market and the home school market.  In addition, the virtual lab programs from our LabMentors division are currently marketed to the collegiate level. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

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

ThinkBug

The ThinkBug product line includes an Alphabet Builder Curriculum, a Number Builder Curriculum, PCS Big Bricks, and an optional mobile furniture unit.  Designed around the most current brain and block play research, ThinkBug brings a comprehensive manipulative based literacy and numeracy STEM solution to early childhood and kindergarten educators

PCS BrickLab®

The PCS BrickLab® is a remarkably effective system of building blocks combined with PCS curriculum resources that addresses technology, math, construction engineering, communication, and science principles at the early primary grades.  Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education.  PCS currently has over six volumes of curriculum that support the BrickLab manipulative package addressing needs for students in the elementary and after-school setting.

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

PCS Digital Media Labs

Designed for today's “digital native” youth, PCS Digital Media Labs transform educational settings into technology-driven environments that use digital photography, video, and podcasting to make daily lesson plans more engaging. The curriculum is aligned with technology standards from the International Society for Technology Education (ISTE) and the International Technology Education Association (ITEA). Each Digital Media Lab contains hands-on lesson plans, a hard cover mobile case, digital cameras, camcorders or voice recorders, accessories, and a teacher guide. It is currently available in Elementary and Secondary versions for classrooms and after-school programs.

PCS Academy of Engineering™

The PCS Academy of Engineering™ Lab is a STEM program designed for use within tech-ed programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum.

Using the PCS Academy of Engineering™ students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current PCS Academy of Engineering™ product includes three primary volumes of mechanical engineering activities.  The Tech Ed configuration of the Academy of Engineering utilizes fischertechnik constructs for hands-on activities.  The Academy of Engineering includes online assessment and support tools as well as access to the Edventures Academy of Robotics Challenge (AORC), an online competition framework that allows all lab students to share information and compete.  The AOE is currently marketed to middle and junior high schools.

Academy of Robotics™

The Academy of Robotics™ Lab is a STEM program that is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Robotics™ students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations. The current Academy of Robotics™ product for the classroom setting includes three primary volumes of robotics curriculum covering the basics of mobility, structural integrity, motorization, end effectors, working envelopes, programming, sensor integration, and more.  In addition, three volumes of applied mathematics activities, Pre-Algebra, Algebra Book 1, and Algebra Book 2, have been developed to provide real world applications and illustrations of mathematics. The Tech Ed configuration of the Academy of Robotics utilizes fischertechnik constructs for hands-on activities.  Fischertechnik solutions are typically used in more rigorous applications at the high school or university level. We also have the Academy of Robotics™ Lab After-School Edition available. With the use of LEGO® building elements, we have created an in-depth robotics program that was designed specifically for the use in after-school programs. Using the Academy of Robotics™ After-School Edition, students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations.  It’s a great way to introduce students outside of the classroom to the importance of robotics and STEM, so they will look forward to these subjects within their regular school day.  Academy of Robotics™ Labs include online assessment and support tools as well as access to the Academy of Robotics Challenge (AORC), an online competition framework that allows all lab students to share information and compete in exciting virtual challenges. Also available is a smaller package called the Robotic Educator Pack (REP), which bundles the Academy of Robotics Challenge with a starter inventory of manipulatives from fischertechnik at a lower price point.  We recommend our AOR labs for students in grades 5-12.

Academy of Electronics™

The PCS Academy of Electronics™ Lab is designed for use within Tech Ed programs and is scalable using 10 student modules that include hardware, software, lab furniture and curriculum. Using the Academy of Electronics™ students develop, design, and produce exciting hands-on projects ranging from simple analog circuits demonstrating resistance to advanced digital logic projects using a variety of industry standard integrated circuits. The current Academy of Electronics™ product includes two primary volumes of electronics curriculum covering the basics of analog and digital electronics.  Academy of Electronics™ modules utilize standard electronic components and breadboards as constructs for hands-on activities.

PCS Academy of Science®

The PCS Academy of Science® is an integrated chemistry-physical science solution designed for use within Tech Ed and science programs and is scalable using 10 student modules that include hardware, software, and curriculum. The unique, hands-on science packages within the PCS Academy of Science® combine curriculum and simple, effective apparatus that enable teachers to quickly and easily demonstrate complex science concepts.  Various configurations of the products enable it to be effective as an after-school or classroom solution and the curriculum is aligned with National and State science standards. The products can be purchased in a lab format or individually based on the specific needs of the customer. The AOS is currently marketed to classrooms and after-school programs for a variety of age groups.

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

LabMentors

LabMentors offers technologies and products through their virtual labs on a proprietary platform as described below:

Windows® Based Applications: Currently LabMentors has virtual labs on its proprietary platform for Windows XP®, Windows Vista®, Windows® 7, Windows Server® 2003, Windows Server® 2008, and Windows SharePoint® 2010.

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

3)

After-School Programs

4)

Products and Services adapted to provide K-16 educational solutions for the international market

5)

Virtual labs for grades 10-16

PCS’ understanding of the complexities of STEM subjects and our progressive methodologies give us a unique ability to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms and after-school settings. Here is a briefing of our current Strategic Business Units (SBU) and their markets:

K6 Strategic Business Unit

With over 50,000 public elementary schools alone, the elementary classroom in the United States represents one of the largest markets in the education industry. We are currently developing new marketing strategies to reach elementary teachers and district leaders in the U.S. While this is a newer SBU, we feel that we are gaining great traction and believe we will continue to thrive throughout the years. PCS K-6 programs for the elementary classroom consist of professional development and classroom resources that promote student centered learning, inquiry, and STEM topics.  K-6 products include ThinkBug, PCS Brick Lab®, Academy of Robotics™ and Digital Media Labs.

Technical Education Strategic Business Unit

Targeting the domestic technical education marketplace, which has an estimated 22,081 programs in the U.S, the Tech Ed SBU offers STEM products that meet the needs of technology teachers servicing grades 7-12 providing pre-engineering, computer science, and robotics solutions. With most educators and districts realizing the need for STEM education improvement, the Tech Ed SBU has a great product line to meet the market’s needs. A primary focus for the Tech Ed SBU is the exploding marketplace for robotics.  Markets for educational robotic kits at $27.5 million in 2007 are anticipated to reach $1.69 billion by 2014.  Tech Ed products include the PCS Academy of Engineering, Academy of Robotics™, Academy of Science®, PCS Digital Media Labs and the current development of MINDS-i kits.

After-School Strategic Business Unit

Targeting the domestic after-school marketplace, the PCS After-School SBU offers products that were specifically designed for the unique needs of the after-school enrichment environment.  The market for after-school programs in the United States is significant with specific market segments such as the Boys and Girls Clubs (4,000 sites) and the $1B 21st Century Community Learning Centers program. It continues to be one of our more successful markets and we believe that this trend will continue.  After-school products include the PCS BrickLab®, Discover STEM Lab, the Academy of Robotics ™ after-school version, MINDS-i packages with PCS robotics and the PCS Digital Media Labs.

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

LabMentors

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology which is designed to provide hands-on experience to high school, community college and university students studying a variety of technical topics. These technical topics include programming, network management, security, operating systems and other IT subjects. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server® 2008, Windows® 7, Exchange 2010, SharePoint® 2010, Linux system administration and various other applications without the associated overhead of owning and managing heterogeneous hardware and software platforms.

Marketing and Other Agreements.

(i) In June of 2009 PCS entered into a Master Distribution Agreement with Mexico City based Inteltech, the leading distributor of education products and services in Mexico.  In September of 2009, Inteltech placed the first PCS pilot installation in Colegio Israelita, a well-regarded private school to begin the expansion of PCS programs into the Mexican market.  Inteltech is a Mexican company that supplies comprehensive educational state of the art technology solutions to state and federal Mexican institutions, by exclusively representing most of the world leader brands in the education industry.

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

(iii) In September of 2009 PCS signed contracts with Al Riyadh Schools addressing the implementation of technology-based laboratories designed and managed by PCS into grades 4 and 7 of Al Riyadh Schools.

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

(vi)  In order to facilitate future revenue growth PCS engaged in an in-depth review of our “go to market” strategy during FY2010, which resulted in a shift to re-focus the delivery of our unique capabilities to meet the needs of the market. We have ceased direct sales based on geographical regions and have moved into four (4) Strategic Business Units (SBUs), in addition to our wholly owned subsidiary LabMentors.  We currently have four in-house sales employees, consisting of two SBU Vice Presidents/Managers and two Sales Associates. In addition there are three independent sales representatives.  The independent sales representatives are utilized and managed by the Sr. Vice President of Finance and Administration and Chief Financial Officer along with the in house sales department.

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

In October of 2010 PCS continued the integration of the MINDS-i building system into its current product lines. New sensors and sensor fittings were designed and created, the complete MINDS-i CAD library was developed, and two MINDS-i summer camp products were planned for summer of 2011.

In November of 2010 additional BrickLab extension building cards were created to offer thematic building activities. This was a requested curriculum by teachers already using the BrickLab in the classroom.

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

In January 2011 PCS began designing a comprehensive technology education solution for after- school centers in the Kingdom of Saudi Arabia. The curriculum focuses on the use of PCS BrickLab®, the Academy of Robotics™, PCS Academy of Engineering™, Digital Media Labs, and integrated hands-on, project based learning approaches.

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

Competitors in the STEM marketplace include a variety of publishers, technical education companies and non-profit solution providers including VEX, Pitsco, LabVolt, Pasco, LEGO® Education, McGraw Hill and Project Lead the Way. These companies along with new entrants into the market may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. Many of the companies that are established or are entering the market have substantially greater financial, manufacturing, marketing, technical resources and established historical channels than we have and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices or higher quality and more cost effective, our business could be adversely affected.

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

PCS believes the contiguous nature of its products creates a system that provides a competitive advantage over other companies who may have single product offerings or products with no systemic approach or plan.  This system begins at the PreK level and extends through college.  School districts seeking a systemic approach to STEM education will find the PCS approach comprehensive.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration.

We seek to protect our technology, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our key vendors and suppliers. At the present time, we have not applied for any patents, nor do we have any patents pending. We anticipate that our products will not be the type for which patent protection will be sought. However, we may file for patent protection on certain aspects of our proprietary technology in the future.

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

The lease obligations for the remainder of the lease are as follows:

Fiscal Year	Monthly Obligation (CAD)
2011-2012	$1,713
2012-2013	$1,894
2013-2014	$2,075
2014-2015	$2,255
2015-2016	$2,436

Investment Policies.

None, not applicable.

Description of Real Estate and Operating Data.

None, not applicable.

Item 3. Legal Proceedings.

 (i) SEC Proceedings:  The Company previously announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (“SEC”) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties”).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court for the District of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME”).  The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5], and, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction, civil money penalties pursuant to Section 21(d) (3) of the Exchange Act, and a bar against Mr. Maher and Ms. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On November 9, 2010, the Company filed a Motion to Dismiss (and/or for Summary Judgment), and a Motion to Strike the SEC’s Amended Complaint which were denied by the Court on January 28, 2011. On April 28, 2011 and May 24, 2011, the Company participated in Court-ordered settlement conferences with representatives of the SEC and is engaged in ongoing discussions.  On May 25, 2011, the Court entered a consent judgment against Ms. Stith: (1) permanently enjoining her from aiding and abetting any violation of Section13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-11 promulgated thereunder, (2) permanently enjoining her from violating Section 13(a) of the Exchange Act and Rule 13a-14 promulgated thereunder, and (3) ordering her to pay a civil penalty pursuant to Section 21(d)(3) of the Exchange Act in an amount that will be determined by the Court.

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

 (iii) Class Action Lawsuit: The Company, along with its current CEO and former CFO, has been named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  On February 24, 2011, the Court granted the motion of Moustafa Salem to serve as the lead plaintiff.  On June 8, 2011, the lead plaintiff filed a motion to voluntarily dismiss the former CFO without prejudice from the lawsuit, which the Court has granted.  On June 10, 2011, the Company participated in a Court-ordered settlement conference and is engaged in ongoing negotiations.

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

Stock Quotations.

Quarter Ended	High	Low
June 30, 2009	$1.00	$0.70
September 30, 2009	1.21	0.57
December 31, 2009	1.60	0.76
March 31, 2010	0.99	0.80
June 30, 2010	0.85	0.54
September 30, 2010	0.75	0.30
December 31, 2010	0.42	0.11
March 31, 2011	0.26	0.11

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

Securities Authorized for Issuance Under Equity Compensation Plans.

On August 27, 2009, the Board of Directors adopted and the shareholder’s approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“ 2009 Plan”). The 2009 Plan was designed to replace the existing 2004 Nonqualified Stock Option Plan (“2004 Plan”). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those of the shareholders and to motivate, attract, and retain its employees and provide an incentive for outstanding performance.

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

	Number of
Name of Person or Group	Shares	Consideration	Note
* Consultants	223,939	$ 116,815	1
*Legal Consultants	142,846	89,440	2
Private Investors	1,705,414	600,000	3
Private Investors: Warrants	110,000	66,000	4
*Employees: Benefits	300,895	148,681	5
*Employees: Bonus	120,039	60,099	6
*Employee Options: cash	105,699	38,149	7
*Employees Options: cashless	520,130	-	8
	3,228,962	$ 1,119,184

* Issued as Restricted Securities under the 2009 Equity Incentive Plan.

1.     Shares issued to consultants for services:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	41	13,893	12,624	$ 48	$ 11,593	$ 11,415
Q2	-	12,302	23,210	-	8,010	14,060
Q3	10,526	11,973	43,798	8,595	14,565	11,565
Q4	11,836	16,130	67,606	11,591	15,675	9,698

2.     Shares issued for legal services::

	Shares			Value
	Fiscal Year				Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	24,371	-	$ -	$ 24,371	$ -
Q2	-	30,900	10,961	-	19,303	7,422
Q3	-	-	28,303	-	-	6,879
Q4	-	30,588	17,723	-	28,934	2,531

3.     Shares issued to private investors for cash purchase:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	-	750,000	$ -	$ -	$ 450,000
Q2	-	-	-	-	-	-
Q3	-	-	955,414	-	-	150,000
Q4	-	-	-	-	-	-

4.     Shares issued to private investors for the purchase of warrants:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	100,000	-	-	$ 60,000	$ -	$ -
Q2	-	-	-	-	-	-
Q3	10,000	-	-	6,000	-	-
Q4	-	-	-	-	-	-

5.      Shares issued to employees for benefits:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	8,267	25,415	$ -	$ 5,868	$ 20,434
Q2	-	27,410	31,090	-	22,537	19,147
Q3	-	17,870	54,940	-	25,591	17,452
Q4	-	21,425	114,478	-	20,038	17,614

6.      Shares issued to employees for bonuses:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	-	16,308	$ -	$ -	$ 14,102
Q2	-	31,160	9,538	-	24,015	5,723
Q3	-	6,882	10,000	-	8,259	2,000
Q4	-	-	46,151	-	-	6,000

7.      Shares issued to employees for the purchase of options for cash:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	-	20,000	-	$ -	$ 2,600	$ -
Q2	35,000	25,841	-	18,500	9,154	-
Q3	-	24,858	-	-	7,895	-
Q4	-	-	-	-	-	-

8.      Purchase of options by employees in a cashless transaction:

	Shares			Value
	Fiscal Year			Fiscal Year
	2009	2010	2011	2009	2010	2011
Q1	16,667	214,976	-	$ -	$ -	$ -
Q2	-	233,601	-	-	-	-
Q3	-	54,886	-	-	-	-
Q4	-	-	-	-	-	-

Securities Act of 1933, as amended (the “Securities Act”) Registration Exemption Relied Upon

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

Purchase of Equity Securities by Us and Affiliated Purchasers

During the year ended March 31, 2011, the Company made no purchases of it’s outstanding equity securities.

During the year ended March 31, 2011, Robert O. Grover, President, COO, and CTO exercised   357,467  shares of common stock options  in a cashless option purchase. The per share value ranged from $0.50 to $0.54. The 357,467 shares were valued at $188,733. After conversion via the cashless purchase Mr. Grover received 70,255 shares of common stock valued at $36,946.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

None, not applicable.

Item 6. Selected Financial Data.

None, not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

In fiscal year 2012, PCS will continue its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies.  In order to deploy the technical education and K6 programs that had been in development and pilot testing for several years, PCS implemented a new Strategic Business Unit (SBU) and subsidiary structure in fiscal year 2011 that targeted sales efforts to the following markets:

1) K6 programs for the elementary classroom

2) Tech Ed programs for grades 6-12

3) Afterschool programs

4) Services that provide K-16 educational solutions for the international market

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

Operating Results Operating Expenses.

Operating expenses for the twelve-month period ended March 31, 2011, decreased by $143,288 (4.4%) to $3,148,185 as compared to $3,291,473 for the twelve-month period ended March 31, 2010.   The table below identifies the year over year changes:

Operating Expenses
BOD expenses	($32,500)	(1)
Contract labor	169,722	(2)
Depreciation	(33,253)	(3)
Gain on stock	(69,882)	(4)
Employee related expenses	95,319	(5)
Legal	(362,039)	(6)
Marketing	87,275	(7)
Options expense	(95,135)	(8)
R&D	18,006	(9)
Other	79,199
	($143,288)

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

9)

R & D increased due to development of new robotics products.

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

Critical Accounting Policies.

Estimates.

Our discussion herein and analysis thereof is based upon our financial statements in Item 7 below, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 4 contained in Item 7 for additional discussions of these and other accounting policies and disclosures required by GAAP.

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

During the fiscal year ended March 31, 2011, the Company had sales to one major customer that accounted for 17% of total consolidated revenue. See Note 4 to the financial statements for additional information.

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

Intellectual Property.

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with generally accepted accounting principles as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for sale. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs were amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform that was determined to be 60 months. As of March 31, 2011 Intellectual Property was fully amortized.

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

We account for goodwill and other intangible assets in accordance with the financial accounting standards issued by the FASB pertaining to “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that impairment might have occurred. The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired. If the book value exceeds the fair value, the goodwill is considered to be impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

We hired an outside independent accounting firm specializing in fair value evaluations to analyze and perform the impairment review. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that impairment was not required.

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

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheets of PCS Edventures!.com, Inc. and Subsidiary (the “Company”) as of March 31, 2011 and 2010 and the related statements of operations, shareholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 29, 2011

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	March 31, 2011	March 31, 2010

CURRENT ASSETS
Cash	$ 215,780	$ 290,141
Accounts receivable, net of allowance for doubtful accounts of $3,279 and $4,27,1 respectively	277,983	255,846
Interest Receivable	-	524
Prepaid expenses	42,921	17,592
Finished goods inventory	108,459	207,132
Other receivable	78,345	30,227
Total Current Assets	$ 723,488	801,462

FIXED ASSETS, net of accumulated depreciation of $208,577 and $160,613 respectively	108,490	132,650
EDUCATIONAL SOFTWARE net of accumulated amortization of $267,508 and $229,381, respectively	199,450	214,756
GOODWILL	202,688	202,688

OTHER ASSETS
Mold Cost	22,854	24,643
Deposits	7,835	7,371
Total Other Assets	30,689	32,014
TOTAL ASSETS	$1,264,805	$1,383,570

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Year Ended
March 31,
	2011	2010
REVENUES
Lab revenue	$ 1,751,176	$ 2,279,202
License revenue	88,027	115,204
Total Revenues	1,839,203	2,394,406

COST OF SALES	716,880	1,016,685

GROSS PROFIT	1,122,323	1,377,721

OPERATING EXPENSES
Salaries and wages	1,368,396	1,127,196
Depreciation and amortization expense	66,005	99,258
(Gain)/Loss on stock compensation	(55,609)	15,581
General and administrative expenses	1,769,393	2,049,438
Total Operating Expenses	3,148,185	3,291,473

OPERATING LOSS	(2,025,862)	(1,913,752)

OTHER INCOME AND (EXPENSES)
Interest income	2,663	7,304
Other income	203,468	60,739
Interest expense	(6,803)	-
Other expense	(74,497)	(25,758)

Total Other Income and Expenses	124,831	42,285

NET LOSS	(1,901,031)	(1,871,467)
Foreign currency translation	(1,005)	46,620
NET COMPREHENSIVE LOSS	($1,902,036)	($1,824,847)

Deemed dividend	-	(291,586)

NET LOSS ATTRIBUTABLE TO COMMON	($1,902,036)	($2,116,433)
STOCKHOLDERS

Loss per Share Basic and Diluted	(0.05)	(0.05)
Weighted Average Number of Shares Outstanding, Basic and Diluted	41,170,487	38,487,320

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/09	37,660,200	$31,658,921	$90,409	$(30,472,398)	$(32,195)	$1,244,737

Change in Accounting Policy	-	-	-	(43,498)	-	(43,498)

Stock for Exercise of Warrants	920,000	625,600	-	-	-	625,600

Stock for Services	395,044	363,516	1,780	-	-	365,296

Stock for RSU's	-	-	52,500	-	-	52,500

Stock for Settlement	75,000	63,750	(63,750)	-	-	-

Stock for Exercise of Options	578,883	20,945	-	-	-	20,945

Stock for Employee Bonus	71,704	67,950	7,806	-	-	75,756

Option Expense	-	434,222	-	-	-	434,222

Warrant Repricing	-	291,586	-	(291,586)	-	-

Foreign Currency Translation	-	-	-	-	46,620	46,620

Net Loss through 3/31/2010	-	-	-	(1,871,467)	-	(1,871,467)

Balance at 3/31/2010	39,700,831	33,526,490	88,745	(32,678,949)	14,425	950,711

Stock for Services	707,876	233,251	(14,521)	-	-	218,730

Stock for RSU's	105,882	20,118	-	-	-	20,118

Stock for Exercise of Options - Cash	50,000	27,000	-	-	-	27,000

Stock for Exercise of Options-Cashless	149,819	-	-	-	-	-

Stock for Employee Bonus	279,707	129,107	(7,806)	-	-	121,301

Option Expense	-	339,088	-	-	-	339,088

Stock for Cash	1,705,414	600,000	8,000	-	-	608,000

Debt Discount	-	132,410		-	-	132,410

Foreign Currency Translation	-	-	-	-	(1,005)	(1,005)

Net Loss through 03/31/2011	-	-	-	(1,901,031)	-	(1,901,031)

Balance at 03/31/2011	42,699,529	$ 35,007,464	$74,418	$(34,579,980)	$13,420	$515,322

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

On August 3, 1994, PCS Education Systems, Inc. was incorporated under the laws of Idaho to develop and operate stand-alone learning labs.

In October 1994, PCS exchanged common stock on a one-for-one basis  for common stock of PCS Schools, Inc. As a result of this exchange, PCS Schools, Inc. became a wholly owned subsidiary of PCS.  In the late 1990s, the Company divested the stand-alone learning labs to focus more on a hands-on module coupled with web-based technology for use in the classroom.

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation (LabMentors) to exchange PCS common stock for common stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the SEC on December 9, 2005 and amended on February 15, 2006.  As a result of the Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. It remained a Canadian corporation.

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

During FY 2011 the Company continued to strengthen and develop its core line of STEM products and services. The Academy of Robotics was updated and enriched through the development of new curriculum and major technical upgrades.  Additional volumes of curriculum in Pre-Algebra and Algebra I were completed.  This series was developed by experts in the field of mathematics and in cooperation with the Boise School District.  The development of robotics competition resources including manuals, judging rubrics, and an overall competition framework was completed and successfully launched with an international competition conducted in July 2010.  In addition, extensive curriculum development around the Company’s early childhood materials and the BrickLab professional development programs were completed and enhanced, and additional research from the Meridian District – Boise State University research project was added to our research base for products. The Company was also successful in deploying additional education programs into Middle East partner sites including an expansion of the Al Riyadh Schools program in Saudi Arabia and the establishment of PCS programs into five experimental schools in Egypt.  Both of these programs help to establish a foundation for possible additional expansion into Egypt and the Kingdom of Saudi Arabia. The Company expanded its University partnerships with Idaho State University, the University of Idaho and Florida Gulf Coast University this year. The Company also applied for several large scale National Science Foundation (NSF) grants developing STEM initiatives, and collaborated on teacher training programs.

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

NOTE 3 - ACCOUNTS RECEIVABLE - OTHER

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

During the last two fiscal years ending March 31, 2011 and March 31, 2010, the following major customers exceeded 10% of revenue:

	For the Years Ended
	March 31,
	2011		2010
Customer A	$315,006	17%	$343,539	14%
Customer B			72,182	3%

Customers with accounts receivable  greater than 10% of total accounts receivable at March 31, 2011 and March 31, 2010, were as follows:

	For the Years Ended
	March 31,
	2011	2010
Customer A	$ 26,275	$ 109,327
Customer B	-	-
Customer C	130,926	-
Customer D	27,000	-

d. Foreign Currency Translation

The functional currency of our subsidiary is considered the local currency. Our PCS LabMentors' subsidiary has a functional currency in Canadian dollars (CAD). The subsidiary’s financial statements have been translated into US dollars in accordance with generally accepted accounting principles regarding foreign currency translation.   All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss) and the net change for the year are reflected separately in the statements of operations and other comprehensive income (loss). Through this, all of the Company’s financial documents are stated within the functional currency of the parent company, which is the United States dollar (USD).

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

The Company recognizes product revenue in accordance with generally accepted accounting standards, which is codified under FASB ASC Topic 605 “Revenue Recognition,” under which revenue is recognized when it is realizable and when earned.

Licensing Revenue is in relation to the sales of the learning labs. This revenue is based on a contractual term of one year, which begins when the physical lab is shipped to the customer. Should the customer terminate the licensing prior to the expiration of the contract, PCS does not have an obligation to refund any portion of the fees. As such, revenue is amortized and recorded over the life of the contractual license, in accordance with generally accepted accounting standards.

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

j. Provision for Income Taxes

Deferred income taxes are provided for using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forward and deferred tax liabilities are recognized

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations as detailed in the following table for the years ended March 31, 2011 and 2010 due to the following:

	March 31,
	2011	2010
Book income	$ (740,569)	$ (658,182)
State taxes	-	(165)
Stock for services/expense	84,125	86,182
Penalties/dues	4,204	1,652
Options expense	132,244	147,636
Other	7,849	2,892
NOL utilization	-	-
Valuation allowance	512,147	419,985
	$ -	$ -

At March 31, 2011 the Company had a net operating loss carry-forward of approximately $11,955,558 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the March 31, 2011 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry-forward may be limited as to use in future years.

The Company and its subsidiary file income tax returns in the United States, Canada and the state of Idaho. Beginning in fiscal year 2011, we will also file an income tax return in the state of California. With few exceptions, the

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. The Company does not have any unrecognized tax benefits to report in the current period.

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

l. Newly Issued Accounting Pronouncements

During the year ended March 31, 2011, the Company adopted the following:

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15,

2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. When determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

n. Intellectual Property

The Company's intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with generally accepted accounting standards as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for sale. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs are being amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform, which has been determined to be 60 months.

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

 p. Finished Goods Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, K’NEX manipulatives, fischertechnik® manipulatives, Eduwise manipulatives, LEGO® manipulatives, digital media equipment, furniture units, curriculum, blocks, PCS Academy of Science® science kits, poster packs, and other miscellaneous items used in our various labs.  Our inventory is carried at the lower of cost or market and valued using the average cost method for each item. In addition, we have established a reserve for obsolete and slow moving items.

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

During the year ended March 31, 2011, the Company issued 279,707 shares of common stock as additional compensation to employees. The per share value ranged from $0.13 to $0.90 for a net value of $129,107 based on the closing price of the Company’s common stock on the date of grant.  Of the 279,707 shares issued 9,312 were issued in payment of amounts accrued as of March 31, 2010, with a value of $7,806.

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

During the year ended March 31, 2011, the Company converted 105,882 restricted stock units (“RSUs”) to common stock for non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each common stock share is valued at $0.85, based on the closing price of the Company’s common stock at the date of RSU grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2011, $52,500 is accrued under Stock payable.

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

During the year ended March 31, 2010, the Company issued 90,874 shares of common stock for additional employee compensation. The per share value ranged from $0.48 to $1.47 for a net value of $93,859, based on the closing price of our common stock at the grant date.

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

During the year ended March 31, 2010, the Company issued 75,419 shares of common stock for exercise of Stock Options by employees valued at $20,945. Of this amount, 55,419 shares of common stock valued at $18,345 were issued to employees as compensation. The per share value was based on the closing price of our common stock at the grant date.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

During the year ended March 31, 2010, the Company issued 503,464 shares of common stock for exercise of cashless options.

During the year ended March 31, 2010, the Company issued 71,704 shares of common stock for bonuses to employees valued at $67,950 based on the closing price of our common stock at the grant date.

During the year ended March 31, 2010, the Company reduced the exercise price of the B warrant which resulted in a deemed dividend of $291,586.  The deemed dividend was valued using the Black-Scholes model immediately before and after the reduction consistent with current accounting guidance. See Note 12.

During the year ended March 31, 2010, the Company expensed amounts related to stock options granted in the current and prior periods totaling $434,222.

During the year ended March 31, 2010, the Company recognized $52,500 restricted stock units payable to directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.85 based on the closing price of our common stock at the grant date.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2011 there are no preferred shares issued or outstanding.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2011 and March 31, 2010

	March 31,
	2011	2010
Note Payable to Martha’s Separate Property Trust	$ 100,000	$ -

Notes Payable to individual investors	215,000	-
Debt discount	(125,607)	-
Total Notes Payable	$ 189,393	$ -

On March 7, 2011, the Company entered into a short term promissory note in the amount of $100,000. The Note bears interest at Fifteen Percent (15%) per annum and is accompanied by a warrant to purchase 100,000 shares of restricted Rule 144 common stock at $0.17 per share. The note is secured by a purchase order in the amount of $123,515. The Note is due within three (3) working days of receipt of payment on the purchase order but no later than 75 days from the date of the note.  The warrant expires 36 months from date of funding. This fair value of this warrant was recorded as a debt discount and is amortized over the term of the loan using the effective interest method.  The warrant was valued using the Black Scholes Valuation Model.  The total value of the discount pertaining to this note was $10,931.  The Note was repaid on April 11, 2011, in the amount of $101,458 including interest.

On March 31, 2011, the Company entered into several convertible promissory notes in the aggregate amount of $215,000. The notes bear interest at Ten Percent (10.0%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 430,000 restricted Rule 144 common shares. The Notes are due on June 29, 2011, and are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the Note bears to the fair market value of all Intellectual Property of the Borrower.  “Intellectual Property” of the Borrower is defined to mean all trademarks, registered or unregistered, marks, logos, business names, proprietary computer software, curriculum, copyrighted material, registered or

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

unregistered, trade names, patents and patent applications, and all general intangibles relating to the foregoing.  Notwithstanding the foregoing, Intellectual Property shall not include any license, property or contract right the granting of a security in which would be prohibited by law or contract.  The warrants expire 36 months from date of agreement. The notes were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $58,000.  The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $63,479.

The total amount of the debt discounts calculated upon issuance of all promissory notes during the period was $132,410.  Total amortization of the debt discount of $6,803 was charged to interest expense during the period.

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

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expires in June 2012.  Rent expense for the warehouse was $17,736 and $20,544 for the years ended March 31, 2011 and 2010, respectively.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense during that period.  Effective October 2010 LabMentors entered into a five year office lease.  The rent is to be paid in Canadian dollars (CAD).  Rent expense, converted to USD, for LabMentors was $8,373 and $6,349 for the years ended March 31, 2011 and 2010, respectively.

Minimum lease obligation
over the next 5 years

Fiscal Year	Amount (USD)
2012	$ 171,514
2013	50,522
2014	25,980
2015	28,146
2016	14,616

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

b. Litigation

(i) The Company previously announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties”).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court For The District Of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME”). The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5], and, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction, civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and a bar against Mr. Maher and Ms. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On November 9, 2010, the Company filed a Motion to Dismiss (and/or for Summary Judgment), and a Motion to Strike the SEC’s Amended Complaint which were denied by the Court on January 28, 2011. On April 28, 2011 and May 24, 2011, the Company participated in Court-ordered settlement conferences with representatives of the SEC and is engaged in ongoing discussions.  On May 25, 2011, the Court entered a consent judgment against Ms. Stith: (1) permanently enjoining her from aiding and abetting any violation of Section13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-11 promulgated thereunder, (2) permanently enjoining her from violating Section 13(a) of the Exchange Act and Rule 13a-14 promulgated thereunder, and (3) ordering her to pay a civil penalty pursuant to Section 21(d)(3) of the Exchange Act in an amount that will be determined by the Court.

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

(iii) Class Action Lawsuit:  The Company, along with its current CEO and former CFO, has been named in a class action lawsuit(Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  On February 24, 2011, the Court granted the motion of Moustafa Salem to serve as the lead plaintiff.  On June 8, 2011, the lead plaintiff filed a motion to voluntarily dismiss the former CFO without prejudice from the lawsuit, which the Court has granted.  On June 10, 2011, the Company participated in a Court-ordered settlement conference and is engaged in ongoing negotiations.

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

c. Contingencies

The Company is currently working with the State of California and a private consulting firm specializing in California State sales and use tax in relation to a review of sales and use tax for our California customers during the period April 1, 2002 through March 31, 2011.  During this period, there was an estimated $1 million in reportable sales in which the Company did not file or collect sales and use tax, as required by California State law. The ongoing review has determined that approximately $105,000 in prior period sales and use tax, including interest and late fees, is due to the California State Board of Equalization (“BOE”) as of March 31, 2011. Of this amount approximately seventy-one percent (71%) or $75,000 is expected to be collected by the Company from prior customers within the next 120 days and will be remitted to the BOE along with additional interest to the date of payment. The estimated recognized loss due to the inability to collect from customers is approximately $30,000. The inability to collect is due to a combination of issues including, but not limited to, unavailability of customer’s past records or the inability to contact the prior customer.  The Company continues to contact the affected customers and gain confirmation of the reportability of the sales, status of use tax paid directly to the state Board of Equalization and the collectability of any remaining tax due.

NOTE 9 - EDUCATIONAL SOFTWARE

Educational software was purchased by the Company as a part of its acquisition of 511092 N.B. LTD. and consists of internally developed education computer programs and student exercises to be accessed on the Internet. In accordance with financial accounting standards pertaining to internally developed software, the costs associated with research and initial feasibility of the programs and student exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and student exercises are capitalized until the software is ready for sale. At that point, the development costs are reported at the lower of unamortized cost or net realizable value. Capitalized programs and student exercise inventory items are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.  This educational software had a carrying value of $214,756 at March 31, 2010.  During 2011 there was a translation adjustment of $9,857 to the reported carrying value for an adjusted carrying value of $224,613 at March 31, 2011. There were no additions to inventory or related costs, and a total of $25,163 of related depreciation recognized.  This resulted in a current book value of $199,450.

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

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2011 and March 31, 2010.

	March 31,	March 31,
	2011	2010
Credit card debt	$ 39,768	$ 24,435
Professional fees: accounting	-	5,000
Professional fees: legal	482	10,640
Sales tax payable	105,377	13
GST payable	-	(1,897)
Interest payable	1,000	-
BOE printer payout	2,439	-
Total accrued expenses	$ 149,066	$ 38,191

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2009	20,759,370	7,342,617	7,114,966	6,301,787	5,062,287	1,164,500

Warrants	-	-	920,000	(920,000)
Common Stock	-	528,468	920,230	(1,448,698)
Balance as of March 31, 2010	20,759,370	7,871,085	8,955,196	3,933,089	3,578,589	354,500

Warrants	1,155,000			1,155,000
Common Stock	1,537,285	2,290,000	737,014	(1,489,729)
Balance as of March 31, 2011	23,451,655	10,161,085	9,692,210	3,598,360	2,419,430	1,178,930

Between May 17 and May 21 of 2010, the Company sold 750,000 common shares in a non-public offering.  The private offering was fully subscribed by current shareholders and accredited investors who purchased the 750,000 shares of the Company’s common stock at a price of $0.60 per share.  The price at which the offering was completed represented a 10% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the offering.  Investors also received common stock purchase warrants equivalent to 33% of the number of common shares purchased in the offering, or 250,000 common stock purchase warrants.  Each common stock purchase warrant expires in 24 months and allows the warrant holder to purchase shares of the Company’s common stock at a price of $0.60 per share.

The warrants’ computed volatility ranges from a low of 114.88% to a high of 116.44%.  A risk free interest rate, ranging from a low of .76% to a high of .81% was used to value the warrants.

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

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees.  These options were issued as incentive compensation to the employees.  The options were valued using the Black-Scholes valuation model.   The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010.  A risk free interest rate of 0.48% was used to value the options.  The total value of these options was $258,170.  The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. During the twelve-months ended March 31, 2011, $69,025 of the total value was expensed.

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

On August 24, 2010, the Company granted 133,930 incentive options to an employee.  These options were issued as additional incentive compensation.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010.  A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.   During the twelve-months ended March 31, 2011, $8,701 of the total value was expensed.

On September 27, 2010, the Company granted 183,355 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model. The shares have an expected volatility rate of 107.99% calculated using the Company stock price for a two-year period beginning September 27, 2010.  A risk free interest rate of 1.31% was used to value the options.  The total value of these options was $54,616.  The options vested at issuance and are exercisable at $.45 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, the entire value of the options was expensed.

Between November 13 and November 16, 2010, the Company sold 955,414 shares of common stock in a non-public offering.  The private offering was fully subscribed by current shareholders and accredited investors who purchased 955,414 shares of the Company’s common stock at a price of $0.16 per share.  The price at which the offering was completed represented a 10% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the offering.  Investors also received common stock purchase warrants equivalent to 50% of the first 750,000 common shares purchased in the offering, or 375,000 common stock purchase warrants.  Each stock purchase warrant expires in 24 months and allows the warrant holder to purchase shares of the Company’s common stock at a price of $0.20 per share.

The warrants’ computed volatility ranges from a low of 111.41% to a high of 111.47%.  A risk free interest rate ranging from a low of .51% to a high of .53% was used to value the warrants.

On March 7, 2011, the Company issued a short term note payable in the amount of $100,000 for interest at 15% per annum and a purchase warrant for 100,000 shares of common stock.  The common stock purchase warrant expires in 36 months and allows the warrant holder to purchase shares of the Company’s common stock at a price of $0.17 per share. The warrants’ computed volatility is 127.77%.  A risk free interest rate of 1.22% was used to value the warrants.

On March 31, 2011, the Company issued short term notes payable in the aggregate amount of $215,000 for interest at 10% per annum and purchase warrants of 430,000 shares of common stock.  The aggregate notes are collateralized by the Intellectual Property of the Company whereby the collateral is equal to the portion of the IP that the ratio of the principal bears to the fair market value of all Intellectual Property of the Company. The stock purchase warrants expire in 36 months and allow the warrant holders to purchase shares of the Company’s common stock at a price of $0.15 per share. The per share  price represented a 25% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the note.  The warrants’ computed volatility is 130.17%.  A risk free interest rate of 1.29% was used to value the warrants.

During the year ended March 31, 2011, the Company had 737,014 common stock options exercised by employees, for per share exercise prices ranging from $0.50 to $0.54. Of this amount, 149,819 were issued in a cashless exercise.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

During the year ended March 31, 2011, the Company had 2,290,000 common stock options cancelled or expired. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being purchased prior to the stated expiration date.

During the year ended March 31, 2011, the Company had 737,014 common stock options exercised by employees, the value per share ranged from $0.50 to $0.54.

During the year ended March 31, 2010, the Company had 920,000 in warrants converted to common stock with a per share value of $0.68 for a total value of $625,600.

During the year ended March 31, 2010, the Company had 528,468 common stock options cancelled or expired. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being purchased prior to the stated expiration date.

During the year ended March 31, 2010, the Company had 920,230 common stock options exercised by employees, the value per share ranged from $0.10 to $0.54.

Amendment of B Warrants

Effective October 8, 2009, the Company entered into a Warrant Amendment Agreement (the “Agreement”) with Burlingame Equity Investors, LP, a Delaware limited partnership (“Burlingame”).   Burlingame is the holder of the Company’s Common Stock Purchase Warrant “B” (the “B Warrant”), giving it the right to purchase up to 2,300,000 shares of the Company’s common stock.

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

The reduction of the exercise price of the B warrant resulted in a deemed dividend of $291,586 consistent with current accounting guidance. The deemed dividend was valued using the Black-Scholes model immediately before and after the reduction consistent with current accounting guidance. See Note 6.

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

On September 27, 2010, the Company granted 183,355 incentive options to an officer.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model. The shares have an expected volatility rate of 107.99% calculated using the Company stock price for a two-year period beginning September 27, 2010.  A risk free interest rate of 1.31% was used to value the options.  The total value of these options was $54,616.  The options vested at issuance and are exercisable at $.45 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2011, the entire value of the options was expensed.

During the year ended March 31, 2011, the Company had 70,255 common stock options exercised in a cashless transaction by an officer. The per share value ranged from $0.50 to $0.54, for a net value of $36,946.

During the year ended March 31, 2011, the Company converted 105,882 restricted stock units (“RSUs”) payable to common stock for non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each common stock share is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2011, $52,500 is accrued under Stock payable.

NOTE 14 – ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 30 to 45 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The allowance is based on the prior three-year historical uncollectable accounts as a percentage of sales. As of March 31, 2011, the historical gross sales were $7,779,607 with a three year average bad debt allowance equivalent to 0.258%. Total bad debt allowance as of March 31, 2011 and 2010, was $3,279 and $4,271, respectively.  The bad debt expense for the year ending March 31, 2011 and 2010 was $12,541 and $4,649, respectively.

NOTE 15 - OTHER ASSETS

During the fiscal year ended March 31, 2009, the Company contracted for the production of a plastic mold (a covering for the third generation proprietary electronic controller, “The Brain”). The Brain is incorporated into the AORC and AOR products.  The cost of the mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2011, the Company amortized 1,962 units.

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

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

NOTE 17 – OTHER INCOME

Other income is made up of the following at March 31, 2011 and March 31, 2010.

	2011	2010
Sale of obsolete inventory	$ -	$ 62
Employee benefit/insurance refund	-	217
Professional Development reimb.	-	75
SR&ED refund	-	14,452
ACOA (i)	-	45,933
Dividend: Idaho State Ins. Fund	575	-
Class action law suite	73	-
Reimbursement of legal fees (ii)	202,820
Total Other Income	$ 203,468	$ 60,739

(i)

ACOA (Atlantic Canada Opportunities Agency) reimbursed employee costs in agreement with the Atlantic Investment Partnership-Productivity and Business Skills Initiative. This was a one-time initiative and is not expected to re-occur.

(ii)

Refund for prior year legal expenses related to PCS’ directors and officers insurance carrier’s denial of coverage. See Item 3. Legal Proceedings or Note 8 (b)(ii).

NOTE 18 - SUBSEQUENT EVENTS

For the period April 1, 2011 through June 29, 2011, the Company issued 66,843 shares of common stock to employees as additional benefits. The  per share price was determined based upon the closing price on the date of the grant. The price per share ranged from $0.14 to $0.49, for a valuation of $18,514. Of the 66,843 shares issued, 45,546 were issued in payment of amounts accrued at March 31, 2011 with a value of $8,623.

For the period April 1, 2011 through June 29, 2011, the Company issued 66,700 shares of common stock to consultants for services rendered. The per share price was determined based upon the closing price on the date of the grant. The price per share ranged from $0.20 to $0.45, for a valuation of $20,040. Of the 66,700 shares issued, 26,475 were issued in payment of amounts accrued at March 31, 2011 with a value of $5,295.

On April 11, 2011, the Company paid $101,458 for payment in full of $100,000 in principal and $ 1,458 interest for that certain short term note that was entered into on March 7, 2011. See Note 7.

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

On May 31, 2011, the Company granted 275,000 incentive options to an officer.  These options were issued as additional incentive compensation. The options vest over a six month period and are exercisable at $0.17 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

On June 20, 2011, the Company entered into a secured promissory note in the amount of $100,000. The note bears interest at Ten Percent (10%) per annum and is secured by specific accounts receivable of the Borrower that shall be created when the inventory purchased by this loan is delivered and invoiced to its customers.  The note also includes attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 200,000 restricted Rule 144 common shares.  The warrants are fully vested and exercisable. The warrants will expire 36 months from the date of the note. The Note is due on August 20, 2011.

Effective June 29, 2011, an extension was granted on certain notes payable in the amount of $215,000 originally due on June 29, 2011. The notes continue to bear interest at Ten Percent (10%) per annum and include attached warrants to purchase an additional two shares of restricted Rule 144 common stock for every dollar originally loaned at a rate of $0.15 per share, for an aggregate total of an additional 430,000 restricted Rule 144 common shares. The notes are due on October 27, 2011. The warrants expire 36 months from the date of the notes payable extension. See Note 7.

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  As a result of its review, management identified a material weakness in the internal control over financial reporting.  This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Based on this evaluation, our management, with the participation of the principal executive officer, concluded that, as of March 31, 2011, our internal control over financial reporting was not effective.   Management recognizes that the change in leadership of the financial reporting area and the absence of experienced personnel near the end of the fiscal year negatively impacted the ability of the internal controls over the closing process to function as designed.   Also, management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  The Company is exploring restructuring of duties under the new Chief Financial Officer as well as continuing professional education for existing staff to mitigate the weaknesses experienced at this year-end.

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

Changes in Internal Control  Over Financial Reporting

Effective March 16, 2011 the position of Controller was terminated. The Chief Financial Officer replaced the Controller on March 24, 2011. This change affected the leadership of the financial reporting area and the absence of experienced personnel near the end of the fiscal year and negatively impacted the ability of the internal controls over the closing process to function as designed. The Company is exploring restructuring of duties under the new Chief Financial Officer as well as continuing professional education for existing staff to mitigate continued weakness as experienced at this year-end.

 .

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

Business Experience.

Anthony A. Maher. Mr. Maher was named Chairman of the Board and Chief Executive Officer  in March 2010. Prior to that, Mr. Maher was recruited to PCS at its inception as Chairman of the Board, President and Chief Executive Officer and structured the purchase of PCS Schools, Inc. and PCS LabMentors. Under Mr. Maher‘s leadership, the Company has developed curriculum from an initial core in four areas to over 60; they developed the distance developer database; and created web-based publishing expertise. From 1982 to 1989 he was founder and Chairman of the Board of National Manufacturing Company, Inc. and its subsidiary, National Medical Industries, Inc. From 1979 to 1982, Mr. Maher was Executive Vice President for Littletree Inns, a hotel company based in Boise, Idaho with properties throughout the Northwest. Mr. Maher graduated from Boise State University in 1970 with a Bachelor of Arts degree in Political Science.

Robert O. Grover.  Mr. Grover was named President, Chief Operating Officer, and Chief Technology Officer in March 2010. Mr. Grover has been instrumental in the continued development and growth of the PCS family of products. Mr. Grover joined PCS at its inception and became Executive Vice President in May 1996.  Mr. Grover graduated from Boise State University in 1987 with a Bachelor of Arts degree in English and an A.A.S. in Business Management.

Valerie L. Grindle.  Ms. Grindle was named Senior Vice President of Finance and Administration and Chief Financial Officer in March 2011.  Ms. Grindle most recently served as CFO of Great American Appetizers, a privately-owned manufacturing company in Nampa, Idaho since 2009.  Previously, she founded and, from 1995 until 2009, operated a consulting practice that provided interim C-level executive services to companies.    From 1992 until 1995, she was Vice President of Tele-Communications, Inc. of Englewood, Colorado, where she was responsible for worldwide accounting for the major cable conglomerate.   Prior to TCI, Ms. Grindle served at Tenneco, Inc. as Vice President and Chief Financial Officer of Tenneco Minerals and later as President of Tenneco's Houston Oil and Minerals Exploration.  Ms. Grindle holds a B.S. degree in Business Administration from Colorado State University and an M.S. degree in Management from Krannert Graduate School of Business at Purdue University.

Donald J. Farley. Mr. Farley is the Secretary of the Company and acted as the Company's legal counsel from 1994 until 2005. Mr. Farley is a founding partner of the law firm of Hall, Farley, Oberrecht & Blanton, P.A. His legal practice emphasizes litigation and representation of closely held businesses. He has been in private practice since 1975, after serving a two-year judicial clerkship with former United States District Judge J. Blaine Anderson. Mr. Farley is admitted to practice before all state and federal courts in Idaho and has also been admitted to practice before the United States Supreme Court. He is a member of the American Bar Association, the International Association of Defense Counsel, Defense Research Institute, the Idaho State Bar Association and the Association of Trial lawyers of America. Mr. Farley graduated from the University of Idaho in 1970 with a Bachelor of Arts degree in Economics and from the University of Idaho, College of Law in 1973.

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

Michael K. McMurray.  Mr. McMurray returned to the PCS Board in 2004 after having served on the Board from 1989 through 1994.  He retired as a financial executive from Boise Cascade Corporation in 2001.  Since retiring, Mr. McMurray has served on a number of company and not-for-profit boards.  Mr. McMurray is currently on the PCS Edventures!.com, Inc. Board and Advisory Boards for start-up companies Tenxsys Inc. and Paksense Inc.  Mr. McMurray has worked as a consultant primarily engaged in financing growth for a broad range of companies including the Titcomb Family Trust and SITOA Corporation. Community boards include past Board Chairman of Idaho Housing and Finance Association and Board Chairman of the Idaho Housing Company.  He is a past board member of Farmers and Merchants Bank, the Downtown Boise Association, Hillcrest Country Club and the Boise Family YMCA. He is currently serving on the board of Regence Blue Shield of Idaho and the Idaho Community Foundation Finance Committee.  Mr. McMurray holds a B.S. in Finance from the University of Idaho and is a graduate of the Harvard Business School Executive MBA program.

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

Involvement in Certain Legal Proceedings.

With the exception of the consent judgment involving the Company’s former Chief Financial Officer Ms. Stith, which is discussed in Note 8(b), during the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

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

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2009-2011

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2009 through March 31, 2011.  During the fiscal year ended March 31, 2011, Ms. Grindle’s salary compromised < 1% of the total compensation paid to all employees, Mr. Grover’s salary comprised 7.4%% of the total compensation paid to all employees, while Mr. Maher’s salary comprised 8.6% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	Total ($)
				($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony A. Maher CEO, Chairman of the Board	3/31/2011	(iii) 114,785	-	-	82,510	-	-	(i)	197,295
	3/31/2010	(iii) 106,000	-	14,000	-	-	-	(i)	120,000
	3/31/2009	120,000	-	-	-	-	-	(i)	120,000
Robert O. Grover, President, CTO, COO	3/31/2011	(iii) 99,133	-	-	180,000	-	-	(i)	279,133
	3/31/2010	(iii) 81,667	-	18,333	-	-	-	(i)	100,000
	3/31/2009	100,000	-	15,000	-	-	-	(i)	115,000
Valerie L Grindle, Sr. V.P. of Finance and Administration, CFO (ii)	3/31/2011	(iii) 2,429	-	-	-	-	-	(i)	2,429
	3/31/2010	-	-	-	-	-	-	(i)	-
	3/31/2009	-	-	-	-	-	-	(i)	-

(i) Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

(ii) Ms. Grindle’s compensation is pro-rated based on hire date of March 24, 2011

(iii) 80% of Salary paid in cash and 20% of salary paid in Restricted Rule 144 Stock under the 2009 Equity Incentive Plan

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2011

The following table outlines the equity-based awards granted to our executive officers for the fiscal year ended March 31, 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Max-imum ($)	Threshold	Target (#)	Maximum (#)
					Threshold
					(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Anthony A. Maher, CEO, Chairman	9/27/2010	N/A	N/A	N/A	183,355	183,355	183,355	N/A	N/A	$0.45
Robert O. Grover, President, CTO, COO	6/27/2010	N/A	N/A	N/A	0	150,000	300,000	N/A	N/A	$0.60
Valerie L. Grindle Senior V.P. of Finance and Administration, CFO	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony Maher	183,355	-	N/A	$ 0.45	09/27/20	-	-	N/A	N/A
Robert Grover	-	50,000	N/A	$ 1.70	12/31/11	-	-	N/A	N/A
Robert Grover	-	-	300,000	$ 0.60	06/17/15	-	-	N/A	N/A
Valerie L. Grindle	-	-	N/A	N/A	N/A	-	-	N/A	N/A

 Effective May 2009, in an effort to reduce cash outflow, the officers assumed a 20% cash compensation reduction and receive the 20% in Restricted Rule 144 common stock. Currently, the Company is paying the officers the following annual salaries: Anthony A. Maher - $96,000 in cash and $24,000 worth of shares of Restricted Rule 144 common stock; Robert O. Grover - $80,000 in cash and $20,000 worth of shares of Restricted Rule 144 common stock.  Valerie L. Grindle - $80,000 in cash and $20,000 worth of shares of Restricted Rule 144 common stock. The Company also makes available medical and dental insurance coverage for its officers and other U.S. employees.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2011

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Anthony A. Maher	-	-	N/A	N/A
Robert O. Grover	357,467	188,733	N/A	N/A
Valerie L. Grindle	-	-	N/A	N/A

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

Compensation of Directors.

Effective October 1, 2009, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board to be $30,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines.  Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. As of March 31, 2011 the Company had accrued $52,500 of director fees. The current CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board and his own request.

The following table shows awards and payments to members of our Board for fiscal year 2011 as compensation in accordance with the Board approved director compensation.  The table excludes our Chairman, who is also an executive officer.  The Chairman’s compensation is fully reflected in the Summary Compensation Table.

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

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units

				Total	Percentage Owned
	(3)				(2)
Anthony A. Maher (4) CEO and Chairman of the Board	2,296,524	183,355	-	2,479,879	5.81%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Dehryl A. Dennis Director	69,964	20,971	58,824	149,759	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Donald J. Farley Secretary	759,293	580,313	58,824	1,398,430	3.28%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Michael K. McMurray Director	297,182	74,466	58,824	430,472	1.01%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Valerie L. Grindle Sr. V.P. and CFO	3,037	-	-	3,037	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Robert O. Grover, President, COO, and CTO	429,576	350,000	-	779,576	1.83%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
All officers and directors as a group	3,855,576	1,209,105	176,472	5,241,153	12.28%
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

(2)

Based upon 42,669,529 shares issued and outstanding as of March 31, 2011.

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

On September 27, 2010, the Company granted 183,355 incentive options to A. Maher, an officer and member of the board of directors.  These options were issued as additional incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 107.99% calculated using the Company stock price for a two-year period beginning September 27, 2010.  A risk free interest rate of 1.31% was used to value the options.  The total value of these options was $54,616.  The options vested at issuance and are exercisable at $.45 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. During the twelve-months ended March 31, 2011, the entire value of the options was expensed.

During the year ended March 31, 2011, the Company issued 69,868, shares of common stock to J Khoury, an officer of LabMentors, our wholly owned subsidiary, for bonuses.  The per share value ranged from $0.13 to $.90 for a net value of $23,906, based on the closing price of our common stock at the grant date.

During the year ended March 31, 2011, the Company had 70,255 common stock options exercised in a cashless transaction by R. Grover, an officer of the Company. The per share value ranged from $0.50 to $0.54 for a net value of $36,946.

During the year ended March 31, 2011, the Company converted an aggregate of 105,882 restricted stock units (“RSUs”) payable to common stock to three non-management directors, A. Dennis, M. McMurray, and D. Farley, for services rendered at a rate of one share of common stock for each restricted stock unit .Each non-management director received 35,294 shares of common stock. Each common stock share is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2011, $52,500 is accrued under Stock payable.

Parents.

None, not applicable.

Promoters and Control Persons.

None, not applicable

Director Independence.

We believe that all members of our Board of Directors with the exception of our Chief Executive Officer, Anthony A. Maher are independent based on the following definition of NASDAQ, which is quoted below from Rule 5605(a)(2)  “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For purposes of this rule, “Family Member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. The following persons shall not be considered independent:

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

 (ii)

Exhibit Number

Description

21	Subsidiaries of the Company
31.1	302 Certification
31.2 32.1 32.2	302 Certification 906 Certification 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 15, 2011	By:	/s/Anthony A. Maher
Anthony A. Maher
CEO and Chairman of the Board of Directors

Dated:	July 15, 2011	By:	/s/Robert O. Grover
Robert O. Grover
President, Chief Operating Officer and Chief Technology Officer

Dated:	July 15, 2011	By:	/s/Valerie L. Grindle
Valerie L. Grindle Sr. V.P. of Finance and Administration, CFO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	July 15, 2011	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	July 15, 2011	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Dated:	July 15, 2011	By:	/s/Michael K. McMurray
Michael K. McMurray
Director