Form 10-Q
period 2011-06-30
PCS EDVENTURES COM INC
filed 2011-08-15
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

August 12, 2011: 43,037,811 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 141,223	$ 215,780
Accounts receivable, net of allowance for doubtful accounts of $3,279	284,799	277,983
Prepaid expenses	177,398	42,921
Finished goods inventory	73,394	108,459
Other receivable	24,171	78,345
Total Current Assets	700,985	723,488

FIXED ASSETS, net of accumulated depreciation of $215,507 and $208,577, respectively	104,015	108,490
EDUCATIONAL SOFTWARE net of accumulated amortization of $314,228 and $267,508, respectively	150,823	199,450
GOODWILL	202,688	202,688

OTHER ASSETS
Mold cost	22,621	22,854
Deposits	7,833	7,835
Total Other Assets	30,454	30,689
TOTAL ASSETS	$ 1,188,965	$ 1,264,805

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 431,219	$ 323,893
Payroll liabilities payable	35,436	20,975
Accrued expenses	125,612	149,066
Deferred revenue	173,749	66,156
Note payable, net of discount	-	92,713
Convertible notes payable, net of discount	252,592	96,680
Total Current Liabilities	1,018,608	749,483
Total Liabilities	1,018,608	749,483

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	35,238,688	35,007,464
authorized shares, 42,913,072 and 42,699,529 shares issued and outstanding, respectively
Stock payable	105,349	74,418
Accumulated comprehensive income	11,080	13,420
Accumulated deficit	(35,184,760)	(34,579,980)
Total Stockholders' Equity	170,357	515,322
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,188,965	$ 1,264,805

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,
	2011	2010
REVENUES
Lab revenue	$ 551,784	$ 455,154
License revenue	12,006	30,087
Total Revenues	563,790	485,241

COST OF SALES	275,431	180,629

GROSS PROFIT	288,359	304,612

OPERATING EXPENSES
Salaries and wages	304,237	292,050
Depreciation and amortization	55,340	23,116
General and administrative expenses	388,652	385,179
Total Operating Expenses	748,229	700,345

OPERATING LOSS	(459,870)	(395,733)

OTHER INCOME AND EXPENSES
Interest income	77	969
Other income	1,251	-
Interest expense	(145,077)	-
Other expense	(1,161)	(610)
Total Other Income/(Expense)	(144,910)	359

NET LOSS	(604,780)	(395,374)
Foreign currency translation	(2,340)	(15,936)
NET COMPREHENSIVE LOSS	$ (607,120)	$ (411,310)

Loss per Share Basic and Diluted	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding Basic and Diluted	42,829,001	40,121,967

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity

 (Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/11	42,699,529	$ 35,007,464	$ 74,418	$ (34,579,980)	$ 13,420	$ 515,322

Stock for Services	133,543	38,554	16,431	-	-	54,985

Stock for RSU's	-	-	22,500	-	-	22,500

Warrants Expense	-	61,995	-	-	-	61,995

Option Expense	-	46,537	-	-	-	46,537

Stock for Cash	80,000	8,000	(8,000)	-	-	-

Debt Discount	-	76,138	-	-	-	76,138

Foreign Currency Translation	-	-	-	-	(2,340)	(2,340)

Net Loss through 06/30/2011	-	-	-	(604,780)	-	(604,780)

Balance at 06/30/2011 (unaudited)	42,913,072	$35,238,688	$105,349	$ (35,184,760)	$ 11,080	$ 170,357

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (604,780)	$ (395,374)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	139,336	-
Depreciation and amortization	55,340	23,116
Stock issued for employee bonus and board compensation	-	6,296
Common stock issued for services	24,636	75,038
Stock payable for service	52,849	-
Amortization of fair value of stock options	46,537	60,124
Warrants issued for extension of debt	61,995	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,817)	(73,335)
(Increase) decrease in prepaid expenses	(134,477)	(15,664)
(Increase) decrease in other receivables	-	(14,209)
(Increase) decrease in inventories	35,066	(28,365)
(Increase) decrease in other current assets	54,174	-
(Increase) decrease in other assets	-	30,227
(Decrease) increase in accounts payable and accrued liabilities	99,531	51,062
Increase (decrease) in unearned revenue	107,593	2,935
Net Cash Used by Operating Activities	(69,017)	(278,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(3,200)	-
Net Cash Used by Investing Activities	(3,200)	-
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of options	-	27,000
Proceeds from the purchase of stock	-	450,000
Proceeds from note payable	100,000	-
Principal payments on debt	(100,000)	-
Net Cash Provided by Financing Activities	-	477,000

Foreign currency translation	(2,340)	(15,936)
Net Decrease in Cash	(74,557)	182,915
Cash at Beginning of Period	215,780	290,141
Cash at End of Period	$ 141,223	$ 473,056

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended
	June 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2011	2010
Common stock issued for services (stock payable)	$ 13,918	$ 1,270
Common stock issued for employee bonus (stock payable)	-	7,806
Common stock issued for conversion of RSUs (stock payable)	-	52,500
Common stock issued for cash (stock payable)	8,000	-

	For the Three Months Ended
	June 30,
	2011	2010
CASH PAID FOR:
Interest	$ 1,458.00	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation (LabMentors) to exchange PCS common stock for common stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2005 and amended on February 15, 2006. As a result of the definitive Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. It remains a Canadian corporation.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The June 30, 2011, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2011. The March 31, 2011, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

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

During the fiscal year ended March 31, 2011, the Company continued to strengthen and develop its core line of Science, Technology, Engineering and Mathematics (“STEM”) products and services. The Academy of Robotics was updated and enriched through the development of new curriculum and major technical upgrades.  Additional volumes of curriculum in Pre-Algebra and Algebra I were completed.  This series was developed by experts in the field of mathematics and in cooperation with the Boise School District.  The development of robotics competition resources, including manuals, judging rubrics, and an overall competition framework, was completed

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

and successfully launched with an international competition conducted in July 2010.  In addition, extensive curriculum development around the Company’s early childhood materials and the BrickLab professional development programs were completed and enhanced, and additional research from the Meridian District – Boise State University research project was added to our research base for products. The Company was also successful in deploying additional education programs into Middle East partner sites including an expansion of the Al Riyadh Schools program in Saudi Arabia and the establishment of PCS programs in five experimental schools in Egypt.  Both of these programs help to establish a foundation for possible additional expansion into Egypt and the Kingdom of Saudi Arabia. The Company expanded its University partnerships with Idaho State University, the University of Idaho and Florida Gulf Coast University this past fiscal year ending March 31, 2011.

In addition to the these product changes and enhancements, the Company hired Valerie L. Grindle as Sr. Vice President of Finance and Administration and Chief Financial Officer effective March 2011.  Ms. Grindle has extensive experience in financial reporting and strategic planning, a strong background and working experience in the development and implementation of budgeting and forecasting systems, as well as international accounting and business experience. Effective July 31, 2011, Ms. Grindle was appointed to serve as Chief Executive Officer and as a member of the Board of Directors to fill the vacancies created by the resignation of Anthony A. Maher from those positions on that date.

Ms. Grindle joined PCS having most recently served as CFO of Great American Appetizers, a privately-owned manufacturing company in Nampa, Idaho for two years. Previously, she founded and, from 1995 until 2009, operated a consulting practice that provided interim C-level executive services to companies. As a part of her consulting practice, Ms. Grindle orchestrated a turnaround as Chief Executive Officer and Member of the Board of Directors of a pharmaceutical reverse distribution company. During this engagement, she developed a solid management team, renegotiated credit lines and attracted additional equity investment.

The Company plans to capitalize on these changes and to use its understanding of the complexities of STEM subjects and its progressive methodologies to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms. During the first quarter of FY 2012, ending June 30, 2011, the Company launched sales of its newest version of the controller for its robotics products, The Brain 4.0.  In addition, the Company will continue to review and analyze its marketing and sales strategies to strengthen and enhance market share and its unique positioning in the educational afterschool and professional development markets. The Company is also beginning a review of its business processes and procedures in order to establish and track clearly identified goals and objectives.

The ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraphs, to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	June 30,	March 31,
	2011	2011
Computer/office equipment	$ 10,112	$ 6,912
Server equipment	182,055	182,800
Software	127,355	127,355
Accumulated depreciation	(215,507)	(208,577)
Total Fixed Assets	$ 104,015	$ 108,490

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 5 - EDUCATIONAL SOFTWARE

                 Educational software was purchased by the Company as a part of its acquisition of 511092 N.B. LTD. In addition, the Company has internally developed education computer programs and student exercises to be accessed on the Internet. In accordance with financial accounting standards pertaining to internally developed software, the costs associated with research and initial feasibility of the programs and student exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and student exercises are capitalized until the software is ready for sale. At that point, the development costs are reported at the lower of unamortized cost or net realizable value. Capitalized programs and student exercise inventory items are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

NOTE 6 - GOODWILL

The entire goodwill balance of $202,688 at June 30, 2011 and March 31, 2011, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs were incurred for accounting, consulting and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the Company’s products available for sale to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, gained additional cost optimization and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

The Company undertook a Goodwill impairment review during fiscal year 2011. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that impairment was not necessary.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30,	March 31,
	2011	2011
Credit card debt	$ 47,951	$ 39,768
Professional fees: legal	6,283	482
Sales tax payable	65,638	105,377
Interest payable	5,740	1,000
BOE printer payout	-	2,439
Total Accrued Expenses	$ 125,612	$ 149,066

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30,	March 31,
	2011	2011
Note Payable to Martha’s Separate Property Trust	$ -	$ 100,000
Notes Payable to individual investors	315,000	215,000
Debt discount	(62,408)	(125,607)
Total Notes Payable	$ 252,592	$ 189,393

On April 11, 2011, the Company repaid that certain note dated March 7, 2011, in the amount of $101,458. The payment consisted of $100,000 in principal and $1,458 in interest. The interest paid included $1,000 that was accrued as of March 31, 2011, in Accrued Expenses and was expensed in the previous period.

On June 20, 2011 the Company entered into a convertible promissory note in the amount of $100,000.  The note bears interest at ten percent (10.0%) per annum and includes attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares. The Note is due on August 20, 2011. At the Lender’s sole option, Lender may elect to receive payment of this Note and all accrued interest on the due date in restricted Rule 144 common stock of the Borrower at the price per share of said restricted Rule 144 common stock at same rate as the warrants. The warrants expire 36 months from date of agreement. The note was evaluated for embedded derivatives in accordance with ASC 815 and was found to not include any embedded derivatives.  The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $40,000.  The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $36,138.

The total amount of the debt discount calculated upon issuance of the promissory note during the period was $76,138.  Total amortization of this debt discount, in the amount of $13,730, was charged to interest expense during the period. During the three months ended June 30, 2011, the total debt discount amortization on all other promissory notes previously issued was $125,606.  Amortization of the debt discount is calculated using the effective interest method.

On June 29, 2011, the Company extended the due date on certain convertible Notes Payable in existence at March 31, 2011 in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  These notes were originally due on June 29, 2011, and will now mature on October 27, 2011. In consideration for the note extension the Company issued an additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012. Rent expense for the corporate offices was $30,879 and $29,967 for the quarters ended June 30, 2011 and 2010, respectively.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expires in June 2012. Rent expense for the warehouse was $4,200 and $5,136 for the quarters ended June 30, 2011 and 2010, respectively.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense for the three month period ending June 30, 2010.   Effective October, 2010, LabMentors entered into a five year office lease.  The rent is to be paid in Canadian dollars.  Rent expense, converted to USD, for LabMentors was $4,673 for the three month period ending June 30, 2011.

Minimum lease obligation
over the next 5 years

Fiscal Year	Amount (USD)
2012	$ 171,514
2013	50,522
2014	25,980
2015	28,146
2016	14,616

b. Litigation

(i) The Company previously announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties”).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court For The District Of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME”).  The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5], and, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction, civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and a bar against Mr. Maher and Ms. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On April 28, 2011 and May 24, 2011, the Company participated in Court-ordered settlement conferences with representatives of the SEC and has reached a tentative agreement under which there will be no material financial impact to the Company. On May 25, 2011, the Court entered a consent judgment against Ms. Stith: (1) permanently enjoining her from aiding and abetting any violation

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

of Section13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-11 promulgated thereunder, (2) permanently enjoining her from violating Section 13(a) of the Exchange Act and Rule 13a-14 promulgated thereunder, and (3) ordering her to pay a civil penalty pursuant to Section 21(d)(3) of the Exchange Act in an amount that will be determined by the Court.

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

 (ii) Class Action Lawsuit:  The Company, along with its former CEO and former CFO, has been named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  On February 24, 2011, the Court granted the motion of Moustafa Salem to serve as the lead plaintiff.  On June 8, 2011, the lead plaintiff filed a motion to voluntarily dismiss the former CFO without prejudice from the lawsuit, which the Court has granted.  On June 10, 2011, the Company participated in a Court-ordered settlement conference and is still engaged in ongoing negotiations regarding resolution on the class action.

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

c. Contingencies

The Company is currently working with the State of California and a private consulting firm specializing in California State sales and use tax in relation to a review of sales and use tax for our California customers during the period April 1, 2002 through June 30, 2011.  During this period, there was an estimated $.6 million in reportable sales in which the Company did not file or collect sales and use tax, as required by California State law. The ongoing review has determined that approximately $60,000 in prior period sales and use tax, including interest and late fees, is due to the California State Board of Equalization (“BOE”) as of June 30, 2011. Of this amount approximately fifty percent (50%) or $30,000 is expected to be collected by the Company from prior customers within the next 120 days and will be remitted to the BOE along with additional interest to the date of payment. The estimated recognized loss due to the inability to collect from customers is approximately $30,000 and was fully recognized during fiscal year 2011. The inability to collect is due to a combination of issues including, but not limited to, unavailability of customer’s past records or the inability to contact the prior customer.  The Company continues to contact the affected customers and gain confirmation of the reportability of the sales, status of use tax paid directly to the state Board of Equalization and the collectability of any remaining tax due.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

During the three month period ended June 30, 2011, the Company issued 133,543 shares of common stock for services, valued at $38,554, based on the closing price of the Company’s common stock on the date of grant. Of these 133,543 shares of common stock, 72,021 were issued for services prior to March 31, 2011 and were recognized as an expense and included in Stock Payable during the year ended March 31, 2011. These shares were valued at $13,918, based on the fair market value on the date of grant.  The Company also accrued an amount of $30,349 during the period related to shares subscribed for services performed.  These shares were valued based on the fair market value on the date of grant and recognized in Stock Payable.  The net increase to Stock Payable for the period due to subscriptions for services was $16,431.

During the three month period ended June 30, 2011, the Company issued 50,000 shares of restricted Rule 144 common stock to an officer, at $0.10 per share. The officer purchased the restricted Rule 144 common stock for cash in fiscal year 2011 and the purchase was included in Stock Payable during the year ended March 31, 2011 in the amount of $5,000.

During the three month period ended June 30, 2011, the Company issued 30,000 shares of restricted Rule 144 common stock to a consultant at $0.10 per share. The consultant had purchased the restricted Rule 144 common stock for cash in fiscal year 2011 and the purchase was included in Stock Payable during the year ended March 31, 2011 in the amount of $3,000.

During the three month period ending June 30, 2011, the Company recognized $76,138 in debt discount. The debt discount was calculated upon issuance of a promissory note in the amount of $100,000 on June 20, 2011. See Note 8.

During the three month period ended June 30, 2011, the Company expensed amounts related to stock options granted in the current period as well as prior periods valued at $46,537.

During the three month period ended June 30, 2011, the Company expensed amounts related to warrants granted to holders of promissory notes as consideration in exchange for an extension of the maturity date of the notes valued at $61,995.

During the three month period ended June 30, 2011, the Company recognized $22,500 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit.  Each restricted stock unit is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant.  In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.

NOTE 11 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended June 30, 2011 and 2010, are based on 42,829,001 and 40,121,967, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

NOTE 12 - DEPRECIATION AND AMORTIZATION EXPENSE

During the three month period ended June 30, 2011 and 2010, the Company had depreciation and amortization expense of $55,340 and $23,116 respectively.  These amounts were related to depreciation and amortization of fixed assets, educational software, and intellectual property for the quarter.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 13 - DILUTIVE INSTRUMENTS

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2011	23,451,655	10,161,085	9,692,210	3,598,360	2,419,430	1,178,930

Warrants	1,080,000			1,080,000
Common Stock	275,000	150,000		125,000
Balance as of June 30, 2011	24,806,655	10,311,085	9,692,210	4,803,360	2,989,430	1,813,930

On April 27, 2011, the Company granted to two consultants warrants to purchase an aggregate of 200,000 shares of restricted Rule 144 common stock at $0.35 per share. Exercisability of each of the purchase warrants is contingent upon the delivery of a signed international distribution agreement and receipt of revenue by the Company in an amount of no less than $250,000 (USD). The warrant expires 36 months from the effective date.

 On May 31, 2011, the Company granted 275,000 incentive stock options to an officer.    The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144shares have an expected volatility rate of 147.21% calculated using the Company stock price for a two-year period beginning May 31, 2010.  A risk free interest rate of 0.79% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $36,473.  The options vest over a 6 month period and are exercisable at $.17 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the three-months ended June 30, 2011, $6,079 in value of the options was expensed.

On June 20, 2011, the Company issued a short term note payable in the principal amount of $100,000 with interest accruing at 10% per annum and purchase warrants of 200,000 shares of common stock. The stock purchase warrants expire in 36 months and allow the warrant holders to purchase shares of the Company’s restricted Rule 144 common stock at a price of $0.15 per share. The exercise price per share represents a 28% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the note. The warrants’ computed volatility is 159.3%. A risk free interest rate of .68% was used to value the warrants.  The fair market value of the warrants was $36,138.

On June 29, 2011, the company granted a stock purchase agreement to a consultant for 250,000 stock purchase warrants. Each purchase warrant is convertible into one share of restricted Rule 144 common stock at $0.17 per share. The purchase warrant is contingent upon the delivery of a signed distribution agreement and receipt of revenue by the Company in an amount of no less than $250,000 (USD). The warrant expires 36 months from the effective date.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

On June 29, 2011, the Company extended the due date on certain convertible Notes Payable in existence at March 31, 2011 in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  These notes were originally due on June 29, 2011, and will now mature on October 27, 2011. In consideration for the note extension the Company issued an additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011.

NOTE 14 – INTEREST EXPENSE

On April 11, 2011, the Company repaid that certain note dated March 7, 2011, in the amount of $101,458. The payment consisted of $100,000 in principal and $1,458 in interest. The interest paid included $1,000 that was accrued as of March 31, 2011, in Accrued Expenses and was expensed in the previous period.

NOTE 15 - SUBSEQUENT EVENTS

On July 11, 2011, the Company issued 45,077 shares of common stock  as benefits to employees, valued at $6,520, based on the closing price of the Company’s common stock on the date of grant.

On July 11, 2011, the Company issued 21,085 shares of common stock for consulting services rendered valued at $3,387, based on the closing price of the Company’s common stock on the date of grant.

On July 5, 2011, the Company amended purchase warrants previously issued on April 27, 2011, entitling the holder to purchase in the aggregate 200,000 shares of the Company’s common stock. The amendment adjusted the warrant exercise price from $0.35 per share to $0.16 per share of restricted Rule 144 common stock and adjusted the expiration date to 36 months from the date of amendment.

On July 28, 2011, Anthony A. Maher announced his resignation as Chief Executive Officer and Chairman of the Board, effective on July 31, 2011.  Ms. Valerie Grindle was appointed to serve as Chief Executive Officer effective the same date and as a member of the Board of Directors until the next annual meeting of the Company or her prior resignation or termination.  Ms. Grindle also serves as the Company’s Chief Financial Officer.

On August 5, 2011, the Company issued 45,077 shares of common stock as benefits to employees, valued at $8,055 based on the closing price of the Company’s common stock on the date of grant.

On August 5, 2011, the Company issued 25,289 shares of common stock for consulting services rendered valued at $4,046, based on the closing price of the Company’s common stock on the date of grant.

Effective August 15, 2011, Robert O. Grover, who had been serving as President, Chief Technology Officer and Chief Operating Officer, will be serving as Chief Technology Officer and President of PCS International. This will allow Mr. Grover to focus his attention on new product development and the Company’s efforts to establish business in global markets.

Effective August 1, 2011, PCS entered into an operating lease for 1,853 square feet of additional office space at its main office building located in Boise, Idaho. The rent is $500 per month and is on a month to month agreement.

Effective September 6, 2011, Ms. Leann Gilberg will assume the position of Chief Financial Officer.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all matters discussed in this report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe”, “expect”, “anticipate”, “estimate”, “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in the Company’s Securities and Exchange Commission filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-K for the year ended March 31, 2011.

Plan of Operation

In fiscal year 2012 PCS will continue its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies. In order to deploy the technical education and K-6 programs that had been in development and pilot testing for several years, PCS implemented a new Strategic Business Unit (SBU) and subsidiary structure in fiscal year 2011 that targeted sales efforts to the following markets:

1) K-6 programs for the elementary classroom

2) Tech Ed programs for grades 6-12

3) Afterschool programs

4) Services that provide K-16 educational solutions for the international market

5) Virtual labs for community colleges and universities

Fiscal year 2011 was the first year of implementation of the K-6 and Tech Ed SBUs and represented a milestone for taking PCS programs into the core classroom market, beyond the afterschool market. Progress was made in establishing district and university relationships, expanding the pilot programs, compiling research, developing grant partnerships, and refining the products and services for the classroom through continued application and testing.

During fiscal year 2012 we will continue to build upon the SBU foundations established in FY2011 and drive toward the establishment of synergies between these SBUs and our subsidiary, LabMentors. This effort will include a more focused approach to our web-based marketing efforts and tightened sales processes. In addition, during FY2011, PCS applied for and was awarded Trade Adjustment Assistance funds in the amount of $75,000 to apply to the development and promotion of PCS programs to improve our competitiveness against foreign imports. These matching funds will be used in fiscal year 2012 to improve and expand the PCS Robotics line of controllers, proprietary software, and curriculum solutions to take advantage of the rapidly growing robotics education market.

Results of Operations

The quarter ended June 30, 2011, resulted in revenue of $563,790 as compared to revenue during the quarter ended June 30, 2010 of $485,241. The Company has increased its revenue from the prior fiscal year, same three-month period by $78,549 or 16% percent.  This increase is due to a more targeted marketing approach as well as increased focus on the new SBUs as discussed in the Plan of Operations.

Despite this increase in revenue, gross profit was down 5% due to a higher mix of sales with lower gross margins.  In addition, an increase in interest and debt expense due to the discounting of debt and the issuance of warrants attached to financing resulted in a net loss of ($604,780) for the quarter ended June 30, 2011 as compared to a net loss during the quarter ended June 30, 2010, of ($395,374).  The Basic Loss per Share for the quarter ended June 30, 2011, is ($0.01) which is equivalent to the ($0.01) loss per share for the three-month period ended June 30, 2010.

Liquidity

The Company ended the first quarter of FY 2012 with $141,223 in cash, total current assets of $700,985 and total current liabilities of $1,018,608 resulting in a working capital deficit of $317,623 compared to positive working capital of $606,226 for the quarter ended June 30, 2010.  The Company had a current ratio at June 30, 2011 and 2010 of 0.69 and 2.26, respectively.  This decrease in liquidity was due primarily to continuing net losses which were partially financed through short term debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

On March 24, 2011, Ms. Valerie L. Grindle was appointed Senior Vice President of Finance and Administration and Chief Financial Officer.

On July 31, 2011, Anthony A. Maher resigned as Chief Executive Officer and Chairman of the Board, as reported on Form 8K filed with the SEC on July 28, 2011. Ms. Grindle was appointed to serve as Chief Executive Officer effective the same date and as a member of the Board of Directors. Ms. Grindle also serves as the Company’s Chief Financial Officer.

Effective September 6, 2011, Ms. Leann Gilberg will assume the position of Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction, civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and a bar against Mr. Maher and Ms. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On April 28, 2011 and May 24, 2011, the Company participated in Court-ordered settlement conferences with representatives of the SEC and has reached a tentative agreement under which there will be no material financial impact to the Company.  On May 25, 2011, the Court entered a consent judgment against Ms. Stith: (1) permanently enjoining her from aiding and abetting any violation of Section13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-11 promulgated thereunder, (2) permanently enjoining her from violating Section 13(a) of the Exchange Act and Rule 13a-14 promulgated thereunder, and (3) ordering her to pay a civil penalty pursuant to Section 21(d)(3) of the Exchange Act in an amount that will be determined by the Court.

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

  (ii) Class Action Lawsuit:  The Company, along with its former CEO and former CFO, has been named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  On February 24, 2011, the Court granted the motion of Moustafa Salem to serve as the lead plaintiff.  On June 8, 2011, the lead plaintiff filed a motion to voluntarily dismiss the former CFO without prejudice from the lawsuit, which the Court has granted.  On June 10, 2011, the Company participated in a Court-ordered settlement conference and is still engaged in ongoing negotiations regarding resolution on the class action.

Under its bylaws, PCS is obligated, subject to certain exceptions and conditions, to indemnify and advance expenses to current and former officers and directors in connection with this suit.   The costs incurred by PCS in

addressing this suit may have a material adverse effect on PCS’ business, financial position, results of operations and cash flows (including its liquidity and its plan of operation as outlined in management’s discussion and analysis in PCS’ most recent 10-K and 10-Q reports)

Item 2. Recent Sale of Unregistered Securities.

Name of Person or Group	Shares	Consideration
* Consultants	56,339	$16,134
*Legal Consultants	10,361	3,906
*Employee Benefits	45,413	12,941
	112,113	$32,981

* Issued as Restricted Securities under the 2009 Equity Incentive Plan; the shares issuable thereunder are registered on Form S-8 of the SEC.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits.

Identification of Exhibit

31 32

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officers. Filed herewith.

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officers pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	August 15, 2011	By:	/s/Valerie L. Grindle
Valerie L. Grindle
Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 15, 2011	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	August 15, 2011	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	August 15, 2011	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director

Dated:	August 15, 2011	By:	/s/Robert O. Grover
Robert O. Grover
Chief Technology Officer, President of PCS International, and Director