Form 10-Q
period 2011-09-30
PCS EDVENTURES COM INC
filed 2011-11-14
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

November 9, 2011:  43,882,246 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 65,441	$ 215,780
Accounts receivable, net of allowance for doubtful accounts of $3,279	420,286	277,983
Prepaid expenses	71,141	42,921
Finished goods inventory	161,111	108,459
Other receivable	1,752	78,345
Total Current Assets	719,731	723,488

FIXED ASSETS, net of accumulated depreciation of $212,815 and $208,577, respectively	94,332	108,490
EDUCATIONAL SOFTWARE, net of accumulated amortization of $296,822 and $267,508, respectively	136,617	199,450
GOODWILL	202,688	202,688

OTHER ASSETS
Mold cost	21,812	22,854
Deposits	7,802	7,835
Total Other Assets	29,614	30,689
TOTAL ASSETS	$ 1,182,982	$ 1,264,805

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 485,699	$ 323,893
Payroll liabilities payable	49,867	20,975
Accrued expenses	173,395	149,066
Deferred revenue	128,752	66,156
Convertible notes payable, net of discount	315,000	96,680
Note payable, net of discount	-	92,713
Line of credit payable	39,050	-
Total Current Liabilities	1,191,763	749,483
Total Liabilities	1,191,763	749,483

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	35,414,524	35,007,464
authorized shares, 43,422,246 and 42,699,529 shares issued and outstanding, respectively
Stock payable	67,082	74,418
Accumulated comprehensive income	(9,825)	13,420
Accumulated deficit	(35,480,562)	(34,579,980)
Total Stockholders' Equity	(8,781)	515,322
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,182,982	$ 1,264,805

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Lab revenue	$ 744,790	$ 446,589	$ 1,296,574	$ 901,743
License revenue	9,593	28,855	21,599	58,942
Total Revenues	754,383	475,444	1,318,173	960,685

COST OF SALES	311,913	203,512	587,344	384,141

GROSS PROFIT	442,470	271,932	730,829	576,544

OPERATING EXPENSES
Salaries and wages	295,969	446,160	600,206	738,210
Depreciation and amortization	11,782	16,548	67,122	39,664
General and administrative expenses	357,837	570,684	746,489	955,863
Total Operating Expenses	665,588	1,033,392	1,413,817	1,733,737

OPERATING LOSS	(223,118)	(761,460)	(682,988)	(1,157,193)

OTHER INCOME AND EXPENSES
Interest income	46	932	123	1,901
Interest expense	(83,719)	-	(228,796)	-
Other income	78,421	-	79,672	-
Other expense	(67,432)	(595)	(68,593)	(1,205)
Total Other Income and Expenses	(72,684)	337	(217,594)	696

NET LOSS	(295,802)	(761,123)	(900,582)	(1,156,497)
Foreign currency translation	(20,905)	5,533	(23,245)	(10,403)
NET COMPREHENSIVE LOSS	$ (316,707)	$ (755,590)	$ (923,827)	$ (1,166,900)

Loss per Share Basic and Diluted	($0.01)	($0.02)	($0.02)	($0.03)
Weighted Average Number of Shares Outstanding Basic and Diluted	43,009,239	40,838,176	42,919,612	40,520,096

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

 (Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity (Deficit)
Balance at 03/31/11	42,699,529	$ 35,007,464	$ 74,418	$ (34,579,980)	$ 13,420	$ 515,322

Stock for Services	466,245	103,198	9,664	-	-	112,862

Stock for RSU's	176,472	38,824	(45,000)	-	-	(6,176)

Warrants Expense	-	90,211	-	-	-	90,211

Exercise of Warrants	-	-	36,000	-	-	36,000

Option Expense	-	90,689	-	-	-	90,689

Stock for Cash	80,000	8,000	(8,000)	-	-	-

Debt Discount	-	76,138	-	-	-	76,138

Foreign Currency Translation	-	-	-	-	(23,245)	(23,245)

Net Loss through 09/30/2011	-	-	-	(900,582)	-	(900,582)

Balance at 09/30/2011 (unaudited)	43,422,246	$ 35,414,524	$ 67,082	$ (35,480,562)	$ (9,825)	$ (8,781)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (900,582)	$ (1,156,497)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	201,745	-
Depreciation and amortization	67,122	39,664
Common stock issued for services	80,721	266,369
Gain on stock issued for services and compensation	(42,616)	-
Stock payable for service	68,582	-
Amortization of fair value of stock options	90,689	198,053
Warrants issued for extension of debt	90,211	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(142,303)	24,283
(Increase) decrease in prepaid expenses	(28,220)	(34,776)
(Increase) decrease in other receivables	-	(9,080)
(Increase) decrease in inventories	(52,652)	21,163
(Increase) decrease in other assets	76,593	(8,303)
(Decrease) increase in accounts payable and accrued liabilities	229,170	96,603
Increase (decrease) in unearned revenue	62,596	(12,154)
Net Cash Used by Operating Activities	(198,944)	(574,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(3,200)	-
Net Cash Used by Investing Activities	(3,200)	-
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of options	-	27,000
Proceeds from exercise of warrants	36,000	-
Proceeds from the purchase of stock	-	450,000
Proceeds from bank line of credit	39,050	-
Proceeds from note payable	100,000	-
Principal payments on debt	(100,000)	-
Net Cash Provided by Financing Activities	75,050	477,000

Foreign currency translation	(23,245)	(10,403)
Net Decrease in Cash	(150,339)	(108,078)
Cash at Beginning of Period	215,780	290,141
Cash at End of Period	$ 65,441	$ 182,063

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended
	September 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2011	2010
Common stock issued for services (stock payable)	$ 13,918	$ 35,427
Common stock issued for conversion of RSUs (stock payable)	52,500	-
Debt discount	76,138	-
Common stock issued for cash (stock payable)	8,000	-

	For the Six Months Ended
	September 30,
	2011	2010
CASH PAID FOR:
Interest	$ 1,458	$ -
Income Taxes	$ 800	$ -

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation, (LabMentors) to exchange PCS common stock for common stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2005 and amended on February 15, 2006. As a result of the definitive Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. It remains a Canadian corporation.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The September 30, 2011, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2011. The March 31, 2011, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month and six-month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

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

September 30, 2011

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

The Company plans to capitalize on these changes and to use its understanding of the complexities of STEM subjects and its progressive methodologies to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms. During the second quarter of FY 2012, ending September 30, 2011, the Company launched sales of its newest version of the controller for its robotics products, The Brain 4.0.  In addition, the Company continues to review and analyze its marketing and sales strategies to strengthen and enhance market share and its unique positioning in the educational afterschool and professional development markets. The Company is also beginning a review of its business processes and procedures in order to establish and track clearly identified goals and objectives.

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

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	September 30,	March 31,
	2011	2011
Computer/office equipment	$ 10,112	$ 6,912
Server equipment	169,680	182,800
Software	127,355	127,355
Accumulated depreciation	(212,815)	(208,577)
Total Fixed Assets	$ 94,332	$ 108,490

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

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

NOTE 6 - GOODWILL

The entire goodwill balance of $202,688 at September 30, 2011 and March 31, 2011, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs were incurred for accounting, consulting and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the Company’s products available for sale to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, gained additional cost optimization and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30,	March 31,
	2011	2011
Credit card debt	$ 54,817	$ 39,768
Class action settlement	78,000	-
Sales tax payable	25,729	105,377
Interest payable	13,735	1,000
Professional fees: legal & accounting	1,114	482
BOE printer payout	-	2,439
Total Accrued Expenses	$ 173,395	$ 149,066

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	March 31,
	2011	2011
Note Payable to Martha’s Separate Property Trust	$ -	$ 100,000
Line of Credit	39,050	-
Notes Payable to individual investors	315,000	215,000
Debt discount	-	(125,607)
Total Notes Payable	$ 354,050	$ 189,393

On April 11, 2011, the Company repaid that certain note dated March 7, 2011, in the amount of $101,458. The payment consisted of $100,000 in principal and $1,458 in interest. The interest paid included $1,000 that was accrued as of March 31, 2011, in Accrued Expenses and was expensed in the previous period.

On June 20, 2011 the Company entered into a convertible promissory note in the amount of $100,000.  The note bears interest at ten percent (10.0%) per annum and includes attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares. The Note was due on August 20, 2011. At the Lender’s sole option, Lender may elect to receive payment of this Note and all accrued interest on the due date in restricted Rule 144 common stock of the Borrower at the price per share of said restricted Rule 144 common stock at same rate as the warrants. The warrants expire 36 months from date of agreement. The note was evaluated for embedded derivatives in accordance with ASC 815 and was found to not include any embedded derivatives.  The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $40,000.  The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $36,138.  On September 30, 2011 the due date of this note was extended to November 1, 2011 at the same ten percent (10.0%) per annum rate.  As part of the extension specific accounts receivable were pledged as collateral on the note and as consideration for the extension, additional warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares were granted to the Lender.  The attached warrants were valued using the Black Scholes Valuation Model, resulting in a fair value of $28,216 that was expensed at date of issue.  The note was repaid in full on November 7, 2011, the same day as the receivable that had been pledged as collateral was collected.

The total amount of the debt discount calculated upon issuance of the promissory note during the period was $76,138.  This debt discount was fully charged to interest expense during the period with $13,730 amortized during the three months ended June 30, 2011 and the remaining $62,408 amortized during the three months ended September 30, 2011.  During the three months ended June 30, 2011, the total debt discount amortization on all other promissory notes previously issued was $125,607.  Amortization of the debt discount is calculated using the effective interest method.

On October 27, 2011, the Company extended the due date on certain convertible Notes Payable in existence at March 31, 2011 in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  These notes were originally due on June 29, 2011, subsequently extended to October 27, and will now mature on November 27, 2011. In consideration for the first note extension the Company issued an

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011.  No additional warrants were issued in connection with the most recent extension.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012. Rent expense for the corporate offices was $32,291 and $30,303 for the quarter ended September 30, 2011 and 2010, and $63,170 and $60,270 for the six months ended September 30, 2011 and 2010, respectively.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expires in June 2012. Rent expense for the warehouse was $4,200 and $5,136 for the quarters ended September 30, 2011 and 2010, and $8,400 and $9,336 for the six-months ended September 30, 2011 and 2010, respectively.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense for the six-month period ending September 30, 2010.  Effective October, 2010, LabMentors entered into a five year office lease.  The rent is to be paid in Canadian dollars.  Rent expense, converted to USD, for LabMentors was $4,601 for the quarter ending September 30, 2011 and $9,274 for the six months then ended.

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

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

(ii) Class Action Lawsuit:  The Company, along with its former CEO and former CFO, was named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  On February 24, 2011, the Court granted the motion of Moustafa Salem to serve as the lead plaintiff.  On June 8, 2011, the lead plaintiff filed a motion to voluntarily dismiss the former CFO without prejudice from the lawsuit, which the Court has granted.    In September, the Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  If the settlement receives final approval the Company and its insurance carrier are obligated to pay the sum of $665,000 in full settlement of the class action.  On October 5, 2011, the Court granted preliminary approval to the settlement, approved the notices that would be sent to potential class members and scheduled the Settlement Fairness Hearing for February 22, 2012, at which time the Court will decide whether to grant final approval.

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

The Company established a reserve in other expense during the quarter ended September 30, 2011 of ($78,000) to cover the anticipated cost of settling both the SEC lawsuit and the Class Action suit against the Company.

c. Contingencies

The Company is currently working with the State of California and a private consulting firm specializing in California State sales and use tax in relation to a review of sales and use tax for our California customers during the period April 1, 2002 through June 30, 2011.  During this period, there was an estimated $0.6 million in reportable sales in which the Company did not file or collect sales and use tax, as required by California State law. The ongoing review has determined that approximately $60,000 in prior period sales and use tax, including interest and late fees, is due to the California State Board of Equalization (“BOE”) as of June 30, 2011. Of this amount the Company was successful in collecting approximately $41,000 from prior customers. A check in the amount of $41,472.83 was mailed to the BOE on August 31, 2011 and applied against the liability leaving a balance of $7,146.44 in sales and use tax and $13,315.87 in interest as of September 30, 2011. The Company was able to work

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

with the BOE to have all penalties allotted, relieved from the account. The estimated recognized loss due to the inability to collect from customers was decreased to adjust the reported loss during fiscal year 2011 from $30,000 to approximately $7,100 during the quarter ending September 30, 2011.  The Company is working with the BOE to implement a payment plan to satisfy the outstanding liability in order to remain in good standing with the State of California.

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

During the six-month period ended September 30, 2011, the Company issued 466,245 shares of common stock for services, valued at $103,198, based on the closing price of the Company’s common stock on the date of grant.  The Company recognized a loss of $8,560 upon the issuance of these shares as the fair market value of the shares granted exceeded the value of services on the date of grant.  Of these 466,245 shares of common stock, 133,543 were issued for services prior to March 31, 2011 and were recognized as an expense and included in Stock Payable for the year ended March 31, 2011. These shares were valued at $13,918, based on the fair market value on the date of grant.  The Company also accrued an amount of $23,582 during the period related to shares subscribed for services performed.  These shares were valued based on the fair market value on the date of grant and recognized in Stock Payable.

During the six-month period ended September 30, 2011, the Company received $36,000 for the exercise of 240,000 outstanding warrants.  These warrants were not issued during the period and were recorded in Stock Payable as of September 30, 2011.

During the six-month period ended September 30, 2011, the Company issued 50,000 shares of restricted Rule 144 common stock to an officer, at $0.10 per share. The officer purchased the restricted Rule 144 common stock for cash in fiscal year 2011 and the purchase was included in Stock Payable during the year ended March 31, 2011 in the amount of $5,000.

During the six-month period ended September 30, 2011, the Company issued 30,000 shares of restricted Rule 144 common stock to a consultant at $0.10 per share. The consultant had purchased the restricted Rule 144 common stock for cash in fiscal year 2011 and the purchase was included in Stock Payable during the year ended March 31, 2011 in the amount of $3,000.

During the six-month period ending September 30, 2011, the Company recognized $76,138 in debt discount. The debt discount was calculated upon issuance of a promissory note in the amount of $100,000 on June 20, 2011. See Note 8.

During the six-month period ended September 30, 2011, the Company expensed amounts related to stock options granted in the current period as well as prior periods valued at $90,689

During the six-month period ended September 30, 2011, the Company expensed amounts related to warrants granted to holders of promissory notes as consideration in exchange for an extension of the maturity date of the notes valued at $90,211.

During the six-month period ended September 30, 2011, the Company recognized $45,000 of restricted

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit.  Each restricted stock unit is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant.  These restricted stock units were awarded to non-management directors in RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.  During the six-month period ended September 30, 2011, 176,472 shares were issued in satisfaction of RSU’s for which the 12 month service and reelection requirements were met.  These shares were valued at the market value on the date these requirements were met, resulting in a value of $38,824.  Stock Payable was reduced by a total of $90,000, a portion of which ($52,500) was expensed in the period ended March 31, 2011.  A gain of $51,176 was recognized upon the settlement of the amount owed.  Similar agreements are expected to be awarded for fiscal year 2012.

NOTE 11 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended September 30, 2011 and 2010, are based on 43,009,239 and 40,838,176 respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

Basic and diluted net loss per common share for the six-month periods ended September 30, 2011 and 2010, are based on 42,919,612 and 40,520,096, respectively, of weighted average common shares outstanding.  No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

NOTE 12 - DEPRECIATION AND AMORTIZATION EXPENSE

During the three-month period ended September 30, 2011 and 2010, the Company had depreciation and amortization expense of $11,782 and $16,548, respectively.  For the six-month period ended September 30, 2011 and 2010, depreciation and amortization expense was $67,122 and $39,664, respectively.  These amounts were related to depreciation and amortization of fixed assets, educational software, and intellectual property for the quarter.

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2011	23,451,655	9,411,085	9,432,210	4,608,360	3,429,430	1,178,930

Warrants	1,280,000		240,000	1,040,000
Common Stock	275,000	335,000		(60,000)
Balance as of September 30, 2011	25,006,655	9,746,085	9,672,210	5,588,360	4,207,407	1,380,953

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

 On May 31, 2011, the Company granted 275,000 incentive stock options to an officer.    The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 147.21% calculated using the Company stock price for a two-year period beginning May 31, 2010.  A risk free interest rate of 0.79% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $36,473.  The options vest over a six-month period and are exercisable at $.17 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the six months ended September 30, 2011, $12,158 in value of the options was expensed.

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

On September 30, 2011, the Company extended the short term note payable issued on June 20, 2011 in the principal amount of $100,000 with interest accruing at 10% per annum and issued additional purchase warrants of 200,000 shares of common stock. The stock purchase warrants expire in 36 months and allow the warrant holders to purchase shares of the Company’s restricted Rule 144 common stock at a price of $0.15 per share. The exercise price per share represents a 12% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the date of the note extension. The warrants’ computed volatility is 165%. A risk free interest rate of .42% was used to value the warrants.  The fair market value of the warrants was $28,216.

NOTE 14 – INTEREST EXPENSE

On April 11, 2011, the Company repaid that certain note dated March 7, 2011, in the amount of $101,458. The payment consisted of $100,000 in principal and $1,458 in interest. The interest paid included $1,000 that was accrued as of March 31, 2011, in Accrued Expenses and was expensed in the previous period.

NOTE 15 - SUBSEQUENT EVENTS

On October 27, 2011, the Company extended the due date on certain convertible Notes Payable in

 PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

existence at March 31, 2011 in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  These notes were originally due on June 29, 2011, subsequently extended to October 27, and will now mature on November 27, 2011. In consideration for the first note extension the Company issued an additional 430,000 in restricted Rule 144 common stock warrants.  No additional warrants were issued in connection with the most recent extension.

On October 5, 2011, 260,000 shares were issued in satisfaction of warrants exercised on September 28, 2011.  260,000 warrants were exercised with an exercise price of $0.15 per share resulting in proceeds of $39,000 to the Company during the quarter ended September 30, 2011.

On October 28, 2011, Anthony A. Maher, announced that he is taking medical leave from the Company.  Mr. Maher, an employee of the Company, resigned as an Officer and a Director of the Company last summer and was given an Employment Contract that was filed with the Securities and Exchange Commission on October 12, 2011 on a Form 8-K Current Report dated October 10, 2011.  Mr. Maher had been assisting the Company in the business development and finance areas.

On October 31, 2011, the Company granted 200,000 shares of restricted stock to an officer.  Shares are immediately forfeited if the officer is not an employee of the Company at the date that Rule 144 of the current rules of the Securities and Exchange Commission provides that the restrictions are removed and the restricted stock may be registered or otherwise qualified for sale.

On November 7, 2011, the same day as the receivable that was pledged as collateral as part of the note extension was received, payment in full was made on the $100,000 convertible promissory note dated June 20, 2011,

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

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

The Company has undergone a reorganization with the resignation of Mr. Anthony A. Maher as CEO and Chairman of the Board during the second quarter of fiscal year 2012.  Ms. Valerie L. Grindle, former CFO, assumed the role of Chief Executive Officer and Ms. Leann Gilberg was hired as CFO.  Ms. Grindle has begun utilizing her turn-around experience to focus the Company on specific goals and objectives.  Mr. Robert Grover has assumed a new role of President of the International SBU in addition to his prior role as CTO.  This allows Mr. Grover to concentrate on developing products for the global markets.  Ms. Gilberg is working towards improved internal controls and financial reporting.  The Company anticipates hiring other key executives in the future to further strengthen the team.

On September 14, 2011, we announced that we had entered into a five year content license and royalty agreement (the “Kindle License”) with Kindle Experiential Learning Private Ltd., an India domiciled and registered corporation (“KEL”) that was to be effective on the receipt of the first payment.  The contract requires payments of $150,000 based on certain milestones, plus ongoing royalties.  Of the $150,000, $25,000 is to be applied to future royalties.  The first payment for a milestone was received by wire transfer on October 3, 2011.  KEL is a start-up business whose founders have over 30 years of combined experience in the education field, with a business plan that anticipates opening learning centers at a conservative pace.  Future payments due under the License will be subject to the success of KEL in its planned endeavors and further subject to the risks inherent in enforcing international contracts, among other risks.

Results of Operations

Three-month period ended September 30, 2011, compared to three-month period ended September 30, 2010

The quarter ended September 30, 2011, resulted in revenue of $754,383 as compared to revenue during the quarter ended September 30, 2010 of $475,444.  This increase in revenue equals $278,939 or 59% percent.  This increase is due to the more targeted marketing and sales approach that the Company implemented this fiscal year.

Gross profit was up $170,538 or 63% for the quarter over the same quarter last year due to both the increase in sales and focus on cost control.  In addition, operating expenses decreased by $367,804 due to lowered legal expenses related to the civil lawsuit against the Company by the U.S. Securities and Exchange Commission (SEC), the absence of a large marketing initiative and decreased non-cash compensation costs.   This resulted in a 71% decrease in operating loss from ($761,460) for the second quarter of fiscal year 2010 to ($223,118) for the second quarter of fiscal year 2011.

Interest expense for the quarter increased by $83,719 associated with the short term notes payable.  The Company established a reserve in other expense during the quarter of ($78,000) to cover the anticipated cost of settling both the SEC lawsuit and the Class Action suit against the Company.  This was offset by other income primarily related to a reversal of a prior over-accrual for California sales/use tax payable and a gain on stock for services. The resulting net loss of ($295,802) for the quarter ended September 30, 2011 compares favorably to a net loss during the quarter ended September 30, 2010, of ($761,123).  The Basic Loss per Share for the quarter ended September 30, 2011, is ($0.01) which is an improvement from the ($0.02) loss per share for the three-month period ended September 30, 2010.

Six-month period ended September 30, 2011, compared to six-month period ended September 30, 2010

Revenues for the six-month period ended September 30, 2011 increased $357,488 to $1,318,173 as compared to revenue during the six-month period ended September 30, 2010 of $960,685.  With this 37% increase in sales, gross profit rose to $730,829 for the six-month period compared to $576,544 for the same period last year. The large increase in gross profit for the second quarter of fiscal year 2012 overcame the slight decrease that occurred during the first quarter of fiscal year 2012 resulting in this 27% increase in gross profit for the six-month period year over year.

 In addition, operating expenses for this six-month period decreased from $1,733,737 to $1,413,817 which was also attributable to the second quarter decrease relative to last fiscal year.   The resulting net operating loss of ($682,988) is a decrease of 41% or $474,205 for the first six months of fiscal year 2012 relative to the first six months of fiscal year 2011.

Interest expense for the six-month period increased by $228,796 year over year due to the discounting of debt and the issuance of warrants attached to financing associated with the short term notes payable issued.  The offsetting of other income and other expense from the second quarter carried through to the six-month period.  The resulting net loss of ($900,582) for the six months ended September 30, 2011 represents a 22% decrease compared to a net loss during the six months ended September 30, 2010, of ($1,156,497).  The Basic Loss per Share for the six months ended September 30, 2011, is ($0.02) which is an improvement from the ($0.03) loss per share for the six-month period ended September 30, 2010.

Liquidity

The Company ended the second quarter of fiscal year 2012 with $65,441 in cash, total current assets of $719,731 and total current liabilities of $1,191,763 resulting in a working capital deficit of $472,032 compared to positive working capital of $176,274 at September 30, 2010.  The Company had a current ratio at September 30, 2011 and 2010 of 0.6 and 1.3, respectively.  This decrease in liquidity was due primarily to continuing net losses which were partially financed through short term debt.

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

Effective September 12, 2011, Ms. Leann Gilberg assumed the position of Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2011, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

(i) The Company previously announced that on August 27, 2010, it obtained a copy of a complaint filed by the U.S. Securities and Exchange Commission (SEC) commencing a civil lawsuit against PCS, its former Chief Executive Officer Anthony A. Maher, and its former Chief Financial Officer Shannon Stith (“Parties”).  The complaint (Case 1:10-cv-00433-CWD) was filed in the United States District Court For The District Of Idaho.  The lawsuit involves disclosures made by the Company concerning its March 26, 2007 License Agreement with Global Techniques dba PCS Middle East (“PCS ME”).  The complaint alleges: 1) the Parties violated Section 10(b) of the Exchange Act [15 U.S.C. § 78j(b)] and Rule 10b-5 thereunder [17 C.F.R. § 240.10b-5], and, in doing so, the Parties are alleged to have committed fraud in connection with the purchase and sale of securities; 2) the Parties violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rules 12b-20, 13a-1, and 13a-11 thereunder [17 C.F.R. 240.12b-20, 240.13a-1, and 240.13a-11] by making alleged false filings with the SEC and aiding and abetting false filings with the SEC; and 3) Mr. Maher and Ms. Stith violated Section 13(a) of the Exchange Act [15 U.S.C. § 78m(a)] and Rule 13a-14 thereunder [17 C.F.R. § 240.13a-14] in making false certifications of an annual report.  The complaint seeks a permanent injunction, civil money penalties pursuant to Section 21(d)(3) of the Exchange Act, and a bar against Mr. Maher and Ms. Stith from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act. On April 28, 2011 and May 24, 2011, the Company participated in Court-ordered settlement conferences with representatives of the SEC and has reached a tentative agreement under which there will be no material financial impact to the Company.  On May 25, 2011, the Court entered a consent judgment against Ms. Stith: (1) permanently enjoining her from aiding and abetting any violation of Section13(a) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-11 promulgated thereunder, (2) permanently enjoining her from violating Section 13(a) of the Exchange Act and Rule 13a-14 promulgated thereunder, and (3) ordering her to pay a civil penalty pursuant to Section 21(d)(3) of the Exchange Act in an amount that will be determined by the Court.

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

(ii) Class Action Lawsuit:  The Company, along with its former CEO and former CFO, was named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  On February 24, 2011, the Court granted the motion of Moustafa Salem to serve as the lead plaintiff.  On June 8, 2011, the lead plaintiff filed a motion to voluntarily dismiss the former CFO without prejudice from the lawsuit, which the Court has granted.      In September, the Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  If the settlement receives final approval the Company and its insurance carrier are obligated to pay the sum of $665,000 in full settlement of the class action.  On October 5, 2011, the Court granted preliminary approval to the settlement, approved the notices that would be sent to potential class members and scheduled the Settlement Fairness Hearing for February 22, 2012, at which time the Court will decide whether to grant final approval.

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

The Company established a reserve in other expense during the quarter of ($78,000) to cover the anticipated cost of settling both the SEC lawsuit and the Class Action suit against the Company.

Item 2. Recent Sale of Unregistered Securities.

Name of Person or Group	Shares	Consideration
* Consultants	88,633	$19,405
* Legal Consultants	63,988	14,302
**Employee Benefits	184,111	39,765
	336,732	$73,472
	Warrants	Consideration
*Note Holders	200,000	Note Extension

* We issued these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506 of the SEC; and each person had prior access to all material information about us.  We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons, save for compliance with state notice and fee requirements, as may be applicable.

** Issued as Restricted Securities under the 2009 Equity Incentive Plan; the shares issuable thereunder are registered on Form S-8 of the SEC.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits.

Identification of Exhibit

31.1 31.2

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s chief accouniting officer.  Filed herewith.

32.1

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s chief accounting officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	November 14, 2011	By:	/s/Valerie L. Grindle
Valerie L. Grindle
Chief Executive Officer and Director

Dated:	November 14, 2011	By:	/s/Leann R. Gilberg
Leann R. Gilberg
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November14, 2011	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	November 14, 2011	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	November 14, 2011	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director

Dated:	November 14, 2011	By:	/s/Robert O. Grover
Robert O. Grover
Chief Technology Officer, President of PCS International, and Director

24

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits.

Identification of Exhibit

31.1 31.2

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officers. Filed herewith.

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officers. Filed herewith.

32.1

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officers pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2

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

PCS EDVENTURES!.COM, INC.

Dated:	November 14, 2011	By:	/s/Valerie L. Grindle
Valerie L. Grindle
Chief Executive Officer and Director

Dated:	November 14, 2011	By:	/s/Leann R. Gilberg
Leann R. Gilberg
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November14, 2011	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	November 14, 2011	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	November 14, 2011	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director

Dated:	November 14, 2011	By:	/s/Robert O. Grover
Robert O. Grover
Chief Technology Officer, President of PCS International, and Director