Form 10-Q
period 2011-12-31
PCS EDVENTURES COM INC
filed 2012-02-14
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

February 10, 2012: 44,484,821 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 29,318	$ 215,780
Accounts receivable, net of allowance for doubtful accounts of $3,279	129,560	277,983
Prepaid expenses	93,537	42,921
Finished goods inventory	94,224	108,459
Other receivable	550,470	78,345
Total Current Assets	897,109	723,488

FIXED ASSETS, net of accumulated depreciation of $223,480 and $208,577, respectively	87,465	108,490
EDUCATIONAL SOFTWARE, net of accumulated amortization of $307,117 and $267,508, respectively	136,026	199,450
GOODWILL	202,688	202,688

OTHER ASSETS
Mold cost	21,451	22,854
Deposits	7,811	7,835
Total Other Assets	29,262	30,689
TOTAL ASSETS	$ 1,352,550	$ 1,264,805

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 416,848	$ 323,893
Payroll liabilities payable	79,107	20,975
Accrued expenses	734,778	149,066
Deferred revenue	141,759	66,156
Convertible notes payable, net of discount	215,000	96,680
Note payable, net of discount	30,000	92,713
Line of credit payable	37,490	-
Total Current Liabilities	1,654,982	749,483
Total Liabilities	1,654,982	749,483

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	35,560,780	35,007,464
authorized shares, 44,451,654 and 42,699,529 shares issued and outstanding, respectively
Stock payable	54,705	74,418
Accumulated comprehensive income	(4,163)	13,420
Accumulated deficit	(35,913,754)	(34,579,980)
Total Stockholders' Equity (Deficit)	(302,432)	515,322
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,352,550	$ 1,264,805

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
REVENUES
Lab revenue	$ 358,030	$ 460,144	$ 1,654,604	$ 1,361,888
License revenue	10,713	15,916	32,312	74,858
Total Revenues	368,743	476,060	1,686,916	1,436,746

COST OF SALES	186,956	175,137	774,310	559,278

GROSS PROFIT	181,787	300,923	912,606	877,468

OPERATING EXPENSES
Salaries and wages	323,323	97,193	923,529	835,403
Depreciation and amortization	11,155	13,107	78,277	52,772
General and administrative expenses	273,621	520,583	1,020,110	1,476,446
Total Operating Expenses	608,099	630,883	2,021,916	2,364,621

OPERATING LOSS	(426,312)	(329,960)	(1,109,310)	(1,487,153)

OTHER INCOME AND EXPENSES
Interest income	2	402	125	2,303
Interest expense	(7,963)	-	(236,759)	-
Other income	5,419	202,893	85,091	202,893
Other expense	(4,328)	(12,391)	(72,921)	(13,596)
Total Other Income and Expenses	(6,870)	190,904	(224,464)	191,600

NET LOSS	(433,182)	(139,056)	(1,333,774)	(1,295,553)
Foreign currency translation	5,662	5,802	(17,583)	(4,601)
NET COMPREHENSIVE LOSS	$ (427,520)	$ (133,254)	$ (1,351,357)	$ (1,300,154)

Loss per Share Basic and Diluted	($0.01)	$0.00	($0.03)	($0.03)
Weighted Average Number of Shares Outstanding Basic and Diluted	43,834,405	41,303,774	43,224,154	40,782,295

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

 (Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity (Deficit)
Balance at 03/31/11	42,699,529	$ 35,007,464	$ 74,418	$ (34,579,980)	$ 13,420	$ 515,322

Stock for Services	1,235,653	166,303	(2,713)	-	-	163,590

Stock for RSU's	176,472	38,824	30,000	-	-	68,824

Warrant Expense		90,211				90,211

Exercise of Warrants	260,000	39,000	(39,000)	-	-	-

Option Expense	-	134,840	-	-	-	134,840

Stock for Cash	80,000	8,000	(8,000)	-	-	-

Debt Discount	-	76,138	-	-	-	76,138

Foreign Currency Translation	-	-	-	-	(17,583)	(17,583)

Net Loss through 12/31/2011	-	-	-	(1,333,774)	-	(1,333,774)

Balance at 12/31/2011 (unaudited)	44,451,654	$ 35,560,780	$ 54,705	$ (35,913,754)	$ (4,163)	$ (302,432)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,333,774)	$ (1,295,553)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	201,745	-
Depreciation and amortization	78,277	52,772
Common stock issued for services	175,597	339,779
(Gain) Loss on stock issued for services and compensation	(36,887)	10,388
Stock payable for service	54,705	-
Amortization of fair value of stock options	134,840	280,794
Warrants issued for extension of debt	90,211	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	148,423	11,423
(Increase) decrease in prepaid expenses	(50,616)	(31,900)
(Increase) decrease in receivable from insurance carrier	(549,265)	(13,953)
(Increase) decrease in inventories	14,235	52,041
(Increase) decrease in other assets	77,140	23,307
(Decrease) increase in accounts payable and accrued liabilities	198,332	-
(Decrease) increase in accrued liability for Class Action Settlement	549,265	80,033
Increase (decrease) in unearned revenue	75,603	(27,692)
Net Cash Used by Operating Activities	(172,169)	(518,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(3,200)	(17,411)
Net Cash Used by Investing Activities	(3,200)	(17,411)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of options	-	27,000
Proceeds from exercise of warrants	39,000	-
Proceeds from the purchase of stock	-	600,000
Proceeds from bank line of credit	39,050	-
Principal payments on bank line of credit	(1,560)	-
Proceeds from note payable	130,000	-
Principal payments on debt	(200,000)	-
Net Cash Provided by Financing Activities	6,490	627,000

Foreign currency translation	(17,583)	(4,601)
Net (Decrease) Increase in Cash	(186,462)	86,427
Cash at Beginning of Period	215,780	290,141
Cash at End of Period	$ 29,318	$ 376,568

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

	For the Nine Months Ended
	December 31,
	2011	2010
CASH PAID FOR:
Interest	$ 1,458	$ -
Income Taxes	$ 800	$ -

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2011, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2011. The March 31, 2011, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month and nine-month periods ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

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

During the fiscal year ended March 31, 2011, the Company continued to strengthen and develop its core line of Science, Technology, Engineering and Mathematics (“STEM”) products and services. The Academy of Robotics was updated and enriched through the development of new curriculum and major technical upgrades.  Additional volumes of curriculum in Pre-Algebra and Algebra I were completed.  This series was developed by experts in the field of mathematics and in cooperation with the Boise School District.  The development of robotics competition resources, including manuals, judging rubrics, and an overall competition framework, was completed and successfully launched with an international competition conducted in July 2010.  In addition, extensive

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

curriculum development around the Company’s early childhood materials and the BrickLab professional development programs were completed and enhanced, and additional research from the Meridian District – Boise State University research project was added to our research base for products. The Company was also successful in deploying additional education programs into Middle East partner sites including an expansion of the Al Riyadh Schools program in Saudi Arabia and the establishment of PCS programs in five experimental schools in Egypt.  Both of these programs help to establish a foundation for possible additional expansion into Egypt and the Kingdom of Saudi Arabia. The Company expanded its University partnerships with Idaho State University, the University of Idaho and Florida Gulf Coast University this past fiscal year ending March 31, 2011.

In the first three quarters of FY2012, PCS began the transition to a new marketing model that would address the challenges presented by the current budgetary cuts in the educational market.  PCS recognizes that its experience in operating learning centers combined with the chaos of our current national education crisis creates a unique opportunity to supplement the current PCS business model through opening learning centers in partnership with schools.  This approach combines PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of our existing direct sales efforts.  This marketing approach will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.  PCS developed a relationship with Sage International, a charter school based in Boise, to provide the facility and classroom for the afterschool program, and PCS, in exchange, will provide the equipment and support.  The school uses the material during the day as part of the curriculum, and PCS operates for-profit afterschool classes on weekends, evenings, and after the close of the school day.  PCS conducted successful market tests of holiday camps during November and December of 2011, refining and confirming basic assumptions related to the business plan. Also related to the transitional emphasis to the learning center business, PCS signed a license and royalty agreement with Kindle Experiential Learning of India (KEL). KEL will be utilizing PCS content and support services to build out a network of experiential learning centers in India.  PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs.  PCS also participated in a tender in the Kingdom of Saudi Arabia, introducing the educational fundamentals of the PCS learning system and the application of these fundamentals through experiential learning centers; presented learning center and licensing opportunities to a partner in Turkey; entered into preliminary discussions regarding commercial licensing of PCS content with a potential partner in Thailand; and presented learning center and licensing opportunities to a partner in Australia.   Continued product development resulted in upgrades to PCS intellectual property.  During the second quarter of FY 2012 ending September 30, 2011, the Company launched sales of its newest version of the controller for its robotics products, The Brain 4.0.

In addition to product enhancements and the transition to learning center operations, several management changes have been implemented to strengthen capabilities required for executing the marketing shift to learning centers.  Effective January 5, 2012 Robert O. Grover was appointed to serve as Chief Executive Officer.  He succeeds Valerie L. Grindle who resigned on January 4, 2012.  Mr. Grover has spent the last two decades with PCS designing, developing, and creating PCS learning programs and services intended to facilitate student-centered, experiential learning.  Mr. Grover has worked closely with partners and customers in the education industry over the past two decades and knows the complexities of the domestic and international educational marketspace very well.  Mr. Grover has traveled extensively throughout the world promoting PCS programs and developing International relationships for the Company. He was appointed to the Idaho District Export Council by the US Secretary of Commerce in January of 2012.  A Merit Scholar, Mr. Grover attended Michigan State University for course work in Astrophysics, Philosophy, Computer Science, and Religious Studies; he attended the University of Idaho for additional coursework in History, Religious Studies, and Philosophy; and graduated with a B.A. in English, Creative Writing and an A.A.S in Management from Boise State University in 1988.

To strengthen financial planning and control capabilities, and better address the reporting needs of a publicly held company, PCS initiated an extensive search for a skilled financial officer in Q2 of FY2012.  As a result, Ms. Leann Gilberg joined PCS in September 2011 as Chief Financial Officer.  Ms. Gilberg has held multiple high-level financial management roles including work with Albertson’s Inc, Resources Global Professionals and two of the

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

leading firms in the public accounting industry – KPMG LLP and ArthurAndersen LLP. She gained extensive business and accounting experience by serving publicly- traded and privately-owned companies and was a Senior Manager with KPMG LLP when she left public accounting in 2003. Her experiences have included audit and consulting engagements, work with internal controls, periodic filings with the SEC, assisting on an initial public offering (IPO), management reporting and financial analysis. Ms. Gilberg, a Certified Public Accountant, earned a Bachelor of Science Degree in Business Administration (Accounting Emphasis) from the University of Montana with a minor in Political Science in 1992. She is a past member and chairperson of the University of Montana Accounting Advisory Board.

To strengthen PCS operational capabilities PCS initiated a search in Q2 of FY2012 for a candidate to fill the role of Chief Operating Officer.  As a result, Mr. Brett Newbold joined PCS in January of 2012 as an operational advisor and active member of the executive management team.  Mr. Newbold has extensive executive management experience having served the role of CEO, COO, and CTO for a variety of companies both domestic and international over the past three decades.  Mr. Newbold served as a direct report to Larry Ellison for eight years as a Vice President of R&D with Oracle, managing many significant technology initiatives.  In addition, he has served as the Managing Director (CEO role) on several International startups, building them to successful levels and selling them after reaching profitability.  As President of OpenText Corporation, a publicly held company with over 1,000 employees, from February 1997 - October 1998, he tripled revenues and market cap.

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

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	December 31,	March 31,
	2011	2011
Computer/office equipment	$ 10,112	$ 6,912
Server equipment	173,478	182,800
Software	127,355	127,355
Accumulated depreciation	(223,480)	(208,577)
Total Fixed Assets	$ 87,465	$ 108,490

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

NOTE 6 - GOODWILL

The entire goodwill balance of $202,688 at December 31, 2011 and March 31, 2011, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition. The capitalized costs were incurred for accounting, consulting and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the Company’s products available for sale to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, gained additional cost optimization and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December 31,	March 31,
	2011	2011
Credit card debt	$ 57,108	$ 39,768
Class action settlement	627,265	-
Sales tax payable	20,131	105,377
Interest payable	20,293	1,000
Professional fees: legal, accounting & other	9,981	482
BOE printer payout	-	2,439
Total Accrued Expenses	$ 734,778	$ 149,066

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31,	March 31,
	2011	2011
Note Payable	$ 30,000	$ 100,000
Line of Credit	37,490	-
Convertible Notes Payable	215,000	215,000
Debt discount	-	(125,607)
Total Notes Payable	$ 282,490	$ 189,393

On April 11, 2011, the Company repaid that certain note dated March 7, 2011, in the amount of $101,458. The payment consisted of $100,000 in principal and $1,458 in interest. The interest paid included $1,000 that was accrued as of March 31, 2011, in Accrued Expenses and was expensed in the previous period.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

On June 20, 2011 the Company entered into a convertible promissory note in the amount of $100,000.  The note bears interest at ten percent (10.0%) per annum and includes attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares. The Note was due on August 20, 2011. At the Lender’s sole option, Lender may elect to receive payment of this Note and all accrued interest on the due date in restricted Rule 144 common stock of the Borrower at the price per share of said restricted Rule 144 common stock at same rate as the warrants. The warrants expire 36 months from date of agreement. The note was evaluated for embedded derivatives in accordance with ASC 815 and was found to not include any embedded derivatives.  The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $40,000.  The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $36,138.  On September 30, 2011 the due date of this note was extended to November 1, 2011 at the same ten percent (10.0%) per annum rate.  As part of the extension specific accounts receivable were pledged as collateral on the note and as consideration for the extension, additional warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares were granted to the Lender.  The attached warrants were valued using the Black Scholes Valuation Model, resulting in a fair value of $28,216 that was expensed at date of issue.  The note was repaid in full on November 7, 2011, the same day as the receivable that had been pledged as collateral was collected. However, the interest accrued on the note in the amount of $3,861 still remains outstanding and has been recorded in Interest Payable.

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

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,000.  The line of credit bears interest at 17.5% per annum.  The Company makes variable monthly payments. During the nine months ended December 31, 2011, the Company had repaid $1,560 of principal.

On October 27, 2011, the Company extended the due date on certain convertible Notes Payable in existence at March 31, 2011 in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  These notes were originally due on June 29, 2011 and subsequently extended to October 27, and November 27, 2011. In consideration for the first note extension, the Company issued an additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011.  The Company was in default on these Notes Payable at December 31, 2011.  Negotiations had been ongoing with the note holders since prior to the due date.  On February 10, 2012, the notes were extended to August 25, 2013, with repayments to be made quarterly beginning in May, 2012, in the amount of $40,000 per quarter with the remaining balance due in August 2013. No additional warrants were issued in connection with the subsequent extensions.

On December 30, 2011, the Company entered into a Note Payable in the amount of $30,000.  The note bears interest at ten percent (10%) per annum and is due on February 28, 2012.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012. Rent expense for the corporate offices was $32,791 and $34,048 for the quarter ended December 31, 2011 and 2010, and $95,960 and $60,270 for the nine months ended December 31, 2011 and 2010, respectively.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expires in June 2012. Rent expense for the warehouse was $4,200 for the quarters ended December 31, 2011 and 2010, and $12,600 and $13,536 for the nine months ended December 31, 2011 and 2010, respectively.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense for the six-month period ending September 30, 2010.  Effective October, 2010, LabMentors entered into a five year office lease.  The rent is to be paid in Canadian dollars.  Rent expense, converted to USD, for LabMentors was $4,459 for the quarter ending December 31, 2011 and $13,733 for the nine months then ended.

Minimum lease obligation
over the next 5 years

Fiscal Year	Amount (USD)
2012	$ 171,514
2013	50,522
2014	25,980
2015	28,146
2016	14,616

b. Litigation

(i)  On January 3, 2012, the U.S. District Court for the District of Idaho signed Final Judgment in the Securities and Exchange Commission (the “SEC”) case pursuant to the Consent that the Company and Mr. Anthony Maher, its former CEO, had previously executed.  Without admitting or denying the allegations of the Complaint, the Company and Mr. Maher consented to the entry of the Final Judgment which, among other things: permanently restrained and enjoined the Company from violations of, and permanently restrained and enjoined Mr. Maher from aiding and abetting violations of, Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-11 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 13(a) of the Exchange Act and Rule 13a-14 thereunder; barred Mr. Maher from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act, for a period of five years from the date of the entry of the Final Judgment; and ordered Mr. Maher to pay a civil penalty in the amount of $100,000 to be paid in equal quarterly amounts of $25,000. There were no monetary sanctions imposed against the Company.

(ii) Class Action Lawsuit:  The Company, along with its former CEO and former CFO, was named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  In September, the

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  On October 5, 2011, the Court granted preliminary approval to the settlement, approved the notices that were sent to potential class members and scheduled the Settlement Fairness Hearing for February 22, 2012, at which time the Court will decide whether to grant final approval.  If the settlement receives final approval the Company and its insurance carrier are obligated to pay the sum of $665,000 in full settlement of the class action.  The Company established a reserve in Other Expense during the quarter ended September 30, 2011 of ($78,000) to cover its anticipated portion of the proposed settlement of the Class Action suit against the Company.  The insurance carrier will pay the remainder of the balance due. The Company has recorded a receivable for the amount to be funded by the insurance carrier and the full amount of the anticipated settlement remaining to be funded.

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

c. Contingencies

During the nine months ended December 31, 2011, the Company worked with the State of California and a private consulting firm specializing in California State sales and use tax in relation to a review of sales and use tax for our California customers during the period April 1, 2002 through June 30, 2011.  During this period, there was an estimated $0.6 million in reportable sales in which the Company did not file or collect sales and use tax, as required by California State law. The review determined that approximately $60,000 in prior period sales and use tax, including interest and late fees, was due to the California State Board of Equalization (“BOE”) as of June 30, 2011. Of this amount the Company was successful in collecting approximately $41,000 from prior customers. A check in the amount of $41,473was mailed to the BOE on August 31, 2011 and applied against the liability leaving a balance of $7,146 in sales and use tax and $13,316 in interest. The Company was able to work with the BOE to have all penalties allotted, relieved from the account. The estimated recognized loss due to the inability to collect from customers was decreased to adjust the reported loss during fiscal year 2011 from $30,000 to approximately $7,100 during the quarter ending September 30, 2011.  The company was able to establish a payment plan with the Board of Equalization to begin payments starting February 20th, 2012 in the amount of $3,542 per month until the remaining balance is paid in full.

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

During the nine-month period ended December 31, 2011, the Company issued 1,235,653 shares of common stock for services, valued at $166,303, based on the closing price of the Company’s common stock on the date of grant.  The Company recognized a loss of $14,289 upon the issuance of these shares as the fair market value of the shares granted exceeded the value of services on the date of grant.  Of these 1,235,653 shares of common stock, 72,021 were issued for services prior to March 31, 2011 and were recognized as an expense and included in Stock Payable for the year ended March 31, 2011. These shares were valued at $13,918, based on the fair market value on

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

the date of grant.  The Company also accrued an amount of $24,705 during the period related to shares subscribed for services performed.  These shares were valued based on the fair market value on the date of grant and recognized in Stock Payable.

During the nine-month period ended December 31, 2011, the Company received $39,000 for the exercise of 260,000 outstanding warrants.

During the nine-month period ended December 31, 2011, the Company issued 50,000 shares of restricted Rule 144 common stock to an officer, at $0.10 per share. The officer purchased the restricted Rule 144 common stock for cash in fiscal year 2011 and the purchase was included in Stock Payable during the year ended March 31, 2011 in the amount of $5,000.

During the nine-month period ended December 31, 2011, the Company issued 30,000 shares of restricted Rule 144 common stock to a consultant at $0.10 per share. The consultant had purchased the restricted Rule 144 common stock for cash in fiscal year 2011 and the purchase was included in Stock Payable during the year ended March 31, 2011 in the amount of $3,000.

During the nine-month period ending December 31, 2011, the Company recognized $76,138 in debt discount. The debt discount was calculated upon issuance of a promissory note in the amount of $100,000 on June 20, 2011. See Note 8.

During the nine-month period ended December 31, 2011, the Company expensed amounts related to stock options granted in the current period as well as prior periods valued at $134,840.

During the nine-month period ended December 31, 2011, the Company expensed amounts related to warrants granted to holders of promissory notes as consideration in exchange for an extension of the maturity date of the notes valued at $90,211.

During the nine-month period ended December 31, 2011, the Company recognized $45,000 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit.  Each restricted stock unit is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant.  These restricted stock units were awarded to non-management directors in RSU agreements on September 23, 2010.  These agreements called for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  During the nine-month period ended December 31, 2011, 176,472 shares were issued in satisfaction of RSU’s for which the 12 month service and re-election requirements were met.  These shares were valued at the market value on the date these requirements were met, resulting in a value of $38,824.  Stock Payable was reduced by a total of $90,000, a portion of which ($52,500) was expensed in the period ended March 31, 2011.  A gain of $51,176 was recognized upon the settlement of the amount owed.  Similar agreements are expected to be awarded for fiscal year 2012. The Company accrued an amount of $30,000 during the period related to shares subscribed for services performed.

During the nine-month period ended December 31, 2011, the Company granted 200,000 shares of restricted stock to an officer.  Shares are immediately forfeited if the officer is not an employee of the Company at the date that Rule 144 of the current rules of the Securities and Exchange Commission provides that the restrictions are removed and the restricted stock may be registered or otherwise qualified for sale. The stock certificate was issued and is being held at PCS until the shares are fully vested in April 2012.  The shares vest over a six-month period and are valued at $.11 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  The value of the shares is being amortized over the vesting period in the amount of $3,667 per month.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

NOTE 11 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended December 31, 2011 and 2010, are based on 43,834,405 and 41,303,774 respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

Basic and diluted net loss per common share for the nine-month periods ended December 31, 2011 and 2010, are based on 43,224,154 and 40,782,295, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

NOTE 12 - DEPRECIATION AND AMORTIZATION EXPENSE

During the three-month period ended December 31, 2011 and 2010, the Company had depreciation and amortization expense of $11,155 and $13,107, respectively.  For the nine-month period ended December 31, 2011 and 2010, depreciation and amortization expense was $78,277 and $52,772, respectively.  These amounts were related to depreciation and amortization of fixed assets, educational software, and intellectual property for the quarter.

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2011	23,451,655	9,411,085	9,432,210	4,608,360	3,429,430	1,178,930

Warrants	1,280,000		260,000	1,020,000
Common Stock	275,000	990,000		(715,000)
Balance as of December 31, 2011	25,006,655	10,401,085	9,692,210	4,913,360	3,549,609	1,363,751

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

On May 31, 2011, the Company granted 275,000 incentive stock options to an officer.  The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 147.21% calculated using the Company stock price for a two-year period beginning May 31, 2010.  A risk free interest rate of 0.79% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $36,473.  The options vested over a six-month period and are

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

exercisable at $.17 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the nine months ended December 31, 2011, the value of the options was fully expensed as they were fully vested.

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

On June 29, 2011, the Company extended the due date on certain convertible Notes Payable in existence at March 31, 2011 in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  These notes were originally due on June 29, 2011, and were extended to October 27, 2011. In consideration for the note extension the Company issued an additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011. On February 10, 2012 the notes were extended to August 25, 2013 with repayments to be made quarterly beginning in May 2012 in the amount of $40,000 per quarter with the remaining balance due in August 2013. No additional warrants were issued in connection with the subsequent extensions.

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

On November 7, 2011, the Company paid a certain note dated June 20, 2011, in the amount of $100,000. The payment issued was for principal only and the accrued amount of interest of $3,861 remains payable as of December 31, 2011.

NOTE 15 - SUBSEQUENT EVENTS

On October 28, 2011, Anthony A. Maher, announced that he was taking medical leave from the Company. Mr. Maher, an employee of the Company, resigned as an Officer and a Director of the Company last summer and was given an Employment Contract that was filed with the Securities and Exchange Commission on October 12, 2011 on a Form 8-K Current Report dated October 10, 2011.  Mr. Maher had been assisting the Company in the

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

business development and finance areas. On January 16, 2012, Anthony A. Maher returned from medical leave. He will report to the CEO and CFO. His role will be advisory and an Amended Employment Agreement was executed effective January 1, 2012 rescinding effective December 31, 2011, the prior Employment Agreement dated August 26, 2011.  Under this Agreement, Mr. Maher receives a monthly salary of $7,500 plus standard insurance benefits available to all employees and is an at will employee of the Company.

On January 3, 2012, the U.S. District Court for the District of Idaho signed Final Judgment in the Securities and Exchange Commission (the “SEC”) case pursuant to the Consent that the Company and Mr. Anthony Maher, its former CEO, had previously executed.   Without admitting or denying the allegations of the Complaint, the Company and Mr. Maher consented to the entry of the Final Judgment which, among other things: permanently restrained and enjoined the Company from violations of, and permanently restrained and enjoined Mr. Maher from aiding and abetting violations of, Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-11 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 13(a) of the Exchange Act and Rule 13a-14 thereunder; barred Mr. Maher from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act, for a period of five years from the date of the entry of the Final Judgment; and ordered Mr. Maher to pay a civil penalty in the amount of $100,000 to be paid in equal quarterly amounts of $25,000.

On January 4, 2012, Ms. Valerie Grindle resigned as Chief Executive Officer and member of the Board.  On January 5, 2012, Mr. Robert O. Grover was appointed Chief Executive Officer, as reported on Form 8-K filed with the SEC on January 06, 2012.

On January 6, 2012, the Company entered into a Promissory Note Agreement in the principal amount of $35,000 at a rate of 10% per annum. The principal and interest on the unpaid principal amount of this note was due on or before March 6, 2012.  On January 26, 2012, the Company entered into a Promissory Note Agreement for a total principal amount of $175,000. When this agreement was executed $140,000 was transferred to PCS and the $35,000 from the note signed January 6, 2012 was applied to this note. The principal and interest on the unpaid principal amount of this note shall be paid in full on or before April 10, 2012.  In consideration for the Note, 175,000 Warrants were issued.  Each Warrant entitles the Warrant Holder to purchase one share of restricted Rule 144 common stock at a purchase price of $0.12 per share from the effective date forward for 18 months; any remaining unexercised warrants after the first 18 months the purchase price increases to $0.18.  The warrants expire January 26, 2015.

On January 13, 2012, the Company entered into a pair of Promissory Notes in the aggregate amount of $70,000, with two individuals for the benefit of the Company.  In conjunction with these promissory notes the individuals obtained a loan from a financial institution under which the individuals guaranteed the note and the Company will be responsible for repayment.  Monthly minimum payments of $100 or 1.5% of the loan balance, whichever is greater, are required to the financial institution on behalf of the two noteholders who guaranteed the note.  The balance is due in full on or before January 13, 2013.

On January 28, 2012, the Company successfully bound and acquired a 12 month renewal for its Directors & Officers Insurance.

On January 31, 2012 the Company issued 176,131 shares of common stock as benefits to employees, valued at $7,797 based on the closing price of the Company’s common stock on the date of grant.

On January 31, 2012, the Company issued 27,662 shares of common stock as an employee bonus, valued at $5,809, based on the closing price of the Company’s common stock on the date of the grant.

On January 31, 2012, the Company issued 75,296 shares of common stock for consulting services rendered valued at $3,764, based on the closing price of the Company’s common stock on the date of grant.

On February 10, 2012, the due dates on certain convertible Notes Payable dated March 31, 2011 in the aggregate amount of $215,000 were extended to August 25, 2013, with repayments to be made quarterly beginning in May 2012 in the amount of $40,000 per quarter with the remaining balance due in August 2013.  There are eight individual notes that comprise the balance ranging from $5,000 to$50,000 individually for a total of $215,000 in total. Quarterly payments will be made on the individual notes on a pro rata basis based on the principal amount advanced. No additional warrants were issued in connection with the subsequent extensions.

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

Plan of Operation

PCS is transitioning from a challenging period to a more capable and better positioned company.  We have the SEC case resolved and the class action matter is pending settlement; management has been strengthened and business plans have been refined to meet changing market demands domestically and internationally.  Shareholders, debt holders and employees have been and continue to be supportive.  Increasing revenue and capital financing are primary focuses of management to improve cash flow and liquidity.

The Company has undergone a reorganization with the resignation of Mr. Anthony A. Maher as CEO and Chairman of the Board during the second quarter of fiscal year 2012.  Effective January 5, 2012 Mr. Robert O. Grover was appointed to serve as Chief Executive Officer.  He succeeds Valerie L. Grindle who assumed the role of CEO upon Mr. Maher’s resignation and subsequently resigned on January 4, 2012.  Mr. Grover has spent the last two decades with PCS designing, developing, and creating PCS learning programs and services intended to facilitate student-centered, experiential learning.  Mr. Grover has worked closely with partners and customers in the education industry over the past two decades and knows the complexities of the domestic and international educational marketspace very well.  Mr. Grover has traveled extensively throughout the world promoting PCS programs and developing International relationships for the Company.  Ms. Leann Gilberg was hired as CFO in September 2011. Ms. Gilberg is working towards improved internal controls and financial reporting.  Mr. Brett Newbold joined PCS in January of 2012 as an operational advisor and active member of the executive management team.  Management and the Board of Directors believe the addition of Mr. Newbold will strengthen PCS operational capabilities.  Mr. Newbold has extensive executive management experience having served the role of CEO, COO, and CTO for a variety of companies both domestic and international over the past three decades.

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

During fiscal year 2012, we will continue to build upon the SBU foundations established in FY2011 and drive toward the establishment of synergies between these SBUs and our subsidiary, LabMentors. This effort will include a more focused approach to our web-based marketing efforts and tightened sales processes. In addition, during FY2011, PCS applied for and was awarded Trade Adjustment Assistance funds in the amount of $75,000 to apply to the development and promotion of PCS programs to improve our competitiveness against foreign imports. These matching funds were put on hold in November of 2011 due to budgetary cutbacks at the Federal level, but are anticipated to be restored in the spring of 2012.  If restored, these matching funds will be used in fiscal year 2013 to continue to improve and expand the PCS Robotics line of controllers, proprietary software, and curriculum solutions to take advantage of the rapidly growing robotics education market.  Continued product development resulted in upgrades to PCS intellectual Property as the Company launched sales of its newest version of the controller for its robotics products, The Brain 4.0.

In the first three quarters of FY2012, PCS began the transition to a new marketing model that would address the challenges presented by the current budgetary cuts in the educational market.  PCS recognizes that its experience in operating learning centers combined with the chaos of our current national education crisis creates a unique opportunity to supplement the current PCS business model through opening learning centers in partnership with schools.  This approach combines PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of existing SBU direct sales efforts.  This marketing approach focuses on the return to the business of operating experiential learning centers that will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.  PCS developed a relationship with Sage International, a charter school based in Boise, to provide the facility and classroom for the afterschool program, and PCS, in exchange, will provide the equipment and support.  The school uses the material during the day as part of the curriculum, and PCS operates for-profit afterschool classes on weekends, evenings, and after the close of the school day.  PCS conducted successful market tests of holiday camps during November and December of 2011, refining and confirming basic assumptions related to the business plan.  Also related to the transitional emphasis to the learning center business, PCS signed a license and royalty agreement with Kindle Experiential Learning of India (KEL). KEL will be utilizing PCS content and support services to build out a network of experiential learning centers throughout India.  PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs.  PCS also participated in a tender in the Kingdom of Saudi Arabia, introducing the educational fundamentals of the PCS learning system and the application of these fundamentals through experiential learning centers; presented learning center and licensing opportunities to a partner in Turkey; entered into preliminary discussions regarding commercial licensing of PCS content with a potential partner in Thailand; and presented learning center and licensing opportunities to a partner in Australia.

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

Results of Operations

Three-month period ended December 31, 2011, compared to three-month period ended December 31, 2010

The quarter ended December 31, 2011, resulted in revenue of $368,743 as compared to revenue during the quarter ended December 31, 2010 of $476,060.  The decrease in revenue was ($107,317) or 23% percent.  Sales were lower than projected primarily due to delays encountered in production of two of our primary curriculum components, BrickLabs and The Brain.  Production of these components was completed at the end of the quarter and orders are currently able to be fulfilled and shipped.  In addition, the quarter ended December 31 is historically a slower sales period due to school budgetary and funding cycles and the holiday breaks taken in educational institutions.

Gross profit decreased $119,136 or 40% for the quarter over the same quarter last year due to lower sales and orders that were only able to be partially fulfilled due to the delayed product manufacturing experienced. Operating expenses decreased by $22,784 due to lower legal expenses and overall cost control initiatives.  As a result of the decrease in sales and gross profit, which were only partially offset by the decrease in operating costs, the loss from operations increased from ($329,960) for the third quarter of fiscal year 2010 to ($426,312) or 29% for the third quarter of fiscal year 2011.

Net loss for the quarter ended December 31, 2011 increased to ($433,182) compared to a net loss during the quarter ended December 31, 2010, of ($139,056).  The Basic Loss per Share for the quarter ended December 31, 2011, is ($0.01) compared to the ($0.00) loss per share for the three-month period ended December 31, 2010.

Nine-month period ended December 31, 2011, compared to nine-month period ended December 31, 2010

Revenues for the nine-month period ended December 31, 2011 increased $250,170 to $1,686,916 as compared to revenue during the nine-month period ended December 31, 2010 of $1,436,746.  With this 17% increase in sales, gross profit rose to $912,606 for the nine-month period compared to $877,468 for the same period last year. Due to the increases in sales and gross profit experienced in the second quarter of fiscal year 2012 gross profit for the nine months ended December 31, 2011 increased slightly by 4% compared to the same period in fiscal year 2011.

Operating expenses for this nine-month period decreased from $2,364,621 to $2,021,916 which was primarily attributable to the second quarter decrease relative to last fiscal year.   The resulting net operating loss of ($1,109,310) is a decrease of 25% or $377,843 for the first nine months of fiscal year 2012 relative to the first nine months of fiscal year 2011.

Interest expense for the nine-month period increased by $236,759 year over year due to the discounting of debt and the issuance of warrants attached to financing associated with the short term notes payable issued.  The offsetting of other income and other expense from the second quarter carried through to the nine-month period.  The resulting net loss of ($1,333,774) for the nine months ended December 31, 2011 represents a 3% increase compared to a net loss during the nine months ended December 31, 2010, of ($1,295,553).  The Basic Loss per Share for the nine months ended December 31, 2011 and December 31, 2010 was ($0.03).

Liquidity

The Company ended the third quarter of fiscal year 2012 with $29,318 in cash, total current assets of $897,109 and total current liabilities of $1,654,982, resulting in a working capital deficit of ($757,873) compared to the working capital of ($25,995) at December 31, 2010.  The Company had a current ratio at December 31, 2011 and 2010 of 0.3 and 1.0, respectively.  This decrease in liquidity was due primarily to continuing net losses which were partially financed through short term debt.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

On March 24, 2011, Ms. Valerie L. Grindle was appointed Senior Vice President of Finance and Administration and Chief Financial Officer.

On July 31, 2011, Anthony A. Maher resigned as Chief Executive Officer and Chairman of the Board, as reported on Form 8-K filed with the SEC on July 28, 2011. Ms. Grindle was appointed to serve as Chief Executive Officer effective the same date and as a member of the Board of Directors.

Effective September 12, 2011, Ms. Leann Gilberg assumed the position of Chief Financial Officer.

On January 4, 2012, Ms. Grindle resigned as Chief Executive Officer and member of the Board.  On January 5, 2012, Mr. Robert O. Grover was appointed as Chief Executive Officer, as reported on Form 8-K filed with the SEC on January 06, 2012.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

(i)  On January 3, 2012, the U.S. District Court for the District of Idaho signed Final Judgment in the Securities and Exchange Commission (the “SEC”) case pursuant to the Consent that the Company and Mr. Anthony Maher, its former CEO, had previously executed.  Without admitting or denying the allegations of the Complaint, the Company and Mr. Maher consented to the entry of the Final Judgment which, among other things: permanently restrained and enjoined the Company from violations of, and permanently restrained and enjoined Mr. Maher from aiding and abetting violations of, Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-11 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 13(a) of the Exchange Act and Rule 13a-14 thereunder; barred Mr. Maher from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act, for a period of five years from the date of the entry of the Final Judgment; and ordered Mr. Maher to pay a civil penalty in the amount of $100,000 to be paid in equal quarterly amounts of $25,000.  There were no monetary sanctions imposed against the Company.

 (ii) Class Action Lawsuit:  The Company, along with its former CEO and former CFO, was named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  In September, the Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  On October 5, 2011, the Court granted preliminary approval to the settlement, approved the notices that were sent to potential class members and scheduled the Settlement Fairness Hearing for February 22, 2012, at which time the Court will decide whether to grant final approval.  If the settlement receives final approval the Company and its insurance carrier are obligated to pay the sum of $665,000 in full settlement of the class action.  The Company established a reserve in Other Expense during the quarter ended September 30, 2011 of ($78,000) to cover its anticipated portion of the proposed settlement of the Class Action suit against the Company.  The insurance carrier will pay the remainder of the balance due. The Company has recorded a receivable for the amount to be funded by the insurance carrier and the full amount of the anticipated settlement remaining to be funded.

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

Item 2. Recent Sale of Unregistered Securities.

Name of Person or Group	Shares	Consideration
*Consultants	240,572	$30,723
*Legal Consultants	195,310	25,129
*Warrant Exercise	260,000	39,000
**Employee Benefits	554,002	56,695
**Employee Bonus	200,000	22,000
	1,449,884	$173,547
	Warrants	Consideration
*Note Holders	200,000	Note Extension

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information.

Amended Employment Agreement of Anthony A. Maher

On October 28, 2011, Anthony A. Maher, announced that he was taking medical leave from the Company.  Mr. Maher, an employee of the Company, resigned as an Officer and a Director of the Company last summer and was given an Employment Contract that was filed with the Securities and Exchange Commission on October 12, 2011 on a Form 8-K Current Report dated October 10, 2011.  Mr. Maher had been assisting the Company in the business development and finance areas. January 16, 2012, Anthony A. Maher returned from medical leave. He will report to the CEO and CFO. His role will be advisory and an Amended Employment Agreement was executed effective January 1, 2012, rescinding effective December 31, 2011, the prior Employment Agreement dated August 26, 2011.  Under this Agreement, Mr. Maher receives a monthly salary of $7,500 plus standard insurance benefits available to all employees and is an at will employee of the Company.  A copy of the Amended Employment Agreement is attached hereto and incorporated herein by reference.  See Item 6, Exhibit 10.1.

Note Extensions

On October 27, 2011, the Company extended the due date on certain convertible Notes Payable in existence at March 31, 2011 in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  These notes were originally due on June 29, 2011 and subsequently extended to October 27, and November 27, 2011. In consideration for the first note extension, the Company issued an additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011. On February 10, 2012 the notes were extended to August, 2013, with repayments to be made quarterly beginning in May, 2012, in the amount of $40,000 per quarter, with the remaining balance due on or before August 31, 2013. There are eight individual notes that comprise the balance ranging from $5,000 to$50,000 individually for a total of $215,000 in total.  Quarterly payments will be made on the individual notes on a pro rata basis based on the principal amount advanced.  No additional warrants were issued in connection with the subsequent extensions.  See the 8-K Current Report dated March 31, 2011, filed with the Securities and Exchange Commission on April 7, 2011, and the 8-KA Current Reports filed on July 14, 2011, and December 16, 2011, for additional information. Also see Item 6, Exhibit 10.2.

Note and Warrants Issued

On January 6, 2012, the Company entered into a Promissory Note Agreement in the principal amount of $35,000 at a rate of 10% per annum. The principal and interest on the unpaid principal amount of this note was due on or before March 6, 2012.  On January 26, 2012, the Company entered into a Promissory Note Agreement for a total principal amount of $175,000. When this agreement was executed $140,000 was transferred to PCS and the $35,000 from the note signed January 6, 2012 was applied to this note. The principal and interest on the unpaid principal amount of this note shall be paid in full on or before April 10, 2012.  In consideration for the Note, 175,000 Warrants were issued.  Each Warrant entitles the Warrant Holder to purchase one share of restricted Rule 144 common stock at a purchase price of $0.12 per share from the effective date forward for 18 months; any remaining unexercised warrants after the first 18 months the purchase price increases to $0.18.  The warrants expire January 26, 2015.  See Item 6, Exhibits 10.3 and 10.4.

Item 6. Exhibits.

Identification of Exhibit

10.1 10.2 10.3 10.4 31.1 31.2

Anthony A. Maher Amended Employment Agreement

Form of Note Extensions dated February 10, 2012

Note Dated January 26, 2012

Warrant

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.

Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s chief accounting officer. Filed herewith.

32.1

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal chief accounting officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

PCS EDVENTURES!.COM, INC.

Dated:	February 14, 2012	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

Dated:	February 14, 2012	By:	/s/Leann R. Gilberg
Leann R. Gilberg
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 14, 2012	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	February 14, 2012	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	February 14, 2012	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director