Form 10-K/A
period 2011-03-31
PCS EDVENTURES COM INC
filed 2012-03-20
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Reason for Amendment:

Amendment No, 1 to reflect non-material change in FY2010 income statement.

Amendment No. 2 to further discuss the effectiveness of our disclosure controls and procedures as evaluated and concluded on by our principal executive and principle financial officers.  See Part II, Item 9A.

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

Shares issued for legal services:

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

NOTE 3 – ACCOUNTS RECEIVABLE – OTHER

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

NOTE 10 – GOODWILL

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None; not applicable.

Item 9(A). Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  The Company’s year-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Management recognizes that the change in leadership of the financial reporting area and the absence of experienced personnel near the end of the fiscal year negatively impacted the ability of the internal controls over the closing process to function as designed.   Also, management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  The Company is exploring restructuring of duties under the new Chief Financial Officer as well as continuing professional education for existing staff to mitigate the deficiency experienced at this year-end.

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

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2009-2011

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2009 through March 31, 2011.  During the fiscal year ended March 31, 2011, Ms. Grindle’s salary compromised less than 1% of the total compensation paid to all employees, Mr. Grover’s salary comprised 7.4%% of the total compensation paid to all employees, while Mr. Maher’s salary comprised 8.6% of the total compensation paid to all employees.

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

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units

				Total	Percentage Owned
	(3)				(2)
Anthony A. Maher (4) CEO and Chairman of the Board	2,296,524	183,355	-	2,479,879	5.81%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Dehryl A. Dennis Director	69,964	20,971	58,824	149,759	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Donald J. Farley Secretary	759,293	580,313	58,824	1,398,430	3.28%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Michael K. McMurray Director	297,182	74,466	58,824	430,472	1.01%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Valerie L. Grindle Sr. V.P. and CFO	3,037	-	-	3,037	Less than 1.0%%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Robert O. Grover, President, COO, and CTO	429,576	350,000	-	779,576	1.83%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
All officers and directors as a group	3,855,576	1,209,105	176,472	5,241,153	12.28%
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

 (ii)

Exhibit Number

Description

21	Subsidiaries of the Company
31.1	302 Certification
31.2	302 Certification
32.1	906 Certification
32.2	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 20, 2012	By:	/s/ Robert O. Grover
Robert O. Grover CEO

Dated:	March 20, 2012	By:	/s/Leann R. Gilberg
Leann R. Gilberg CFO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	March 20, 2012	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	March 20, 2012	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Dated:	March 20, 2012	By:	/s/Michael K. McMurray
Michael K. McMurray
Director