Form 10-Q/A
period 2011-12-31
PCS EDVENTURES COM INC
filed 2012-03-20
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Reason for Amendment:

Amendment to further discuss the effectiveness of our disclosure controls and procedures as evaluated and concluded on by our principal executive and principle financial officers. See Part I, Item 4.

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

To strengthen financial planning and control capabilities, and better address the reporting needs of a publicly held company, PCS initiated an extensive search for a skilled financial officer in Q2 of FY2012.  As a result, Ms. Leann Gilberg joined PCS in September 2011 as Chief Financial Officer.  Ms. Gilberg has held multiple high-level financial management roles including work with Albertson’s Inc, Resources Global Professionals and two of the leading firms in the public accounting industry – KPMG LLP and Arthur

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

Andersen LLP. She gained extensive business and accounting experience by serving publicly- traded and privately-owned companies and was a Senior Manager with KPMG LLP when she left public accounting in 2003. Her experiences have included audit and consulting engagements, work with internal controls, periodic filings with the SEC, assisting on an initial public offering (IPO), management reporting and financial analysis. Ms. Gilberg, a Certified Public Accountant, earned a Bachelor of Science Degree in Business Administration (Accounting Emphasis) from the University of Montana with a minor in Political Science in 1992. She is a past member and chairperson of the University of Montana Accounting Advisory Board.

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

During the nine-month period ended December 31, 2011, the Company issued 1,235,653 shares of common stock for services, valued at $166,303, based on the closing price of the Company’s common stock on the date of grant.  The Company recognized a loss of $14,289 upon the issuance of 446,537 shares that were issued to employees as part of their compensation at a discount.  The value of the services provided was based on historical salary amounts customarily paid in cash.  The value of the shares granted exceeded the value of services on the date of grant, resulting in the recognition of a loss on issuance.  Of these 1,235,653 shares of common stock, 72,021 were issued for services prior to March 31, 2011 and were recognized as an expense and included in Stock Payable for the

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2011

(Unaudited)

year ended March 31, 2011. These shares were valued at $13,918, based on the fair market value on the date of grant. The Company also accrued an amount of $24,705 during the period related to shares subscribed for services performed.  These shares were valued based on the fair market value on the date of grant and recognized in Stock Payable.

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

During the nine-month period ended December 31, 2011, the Company recognized $45,000 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit.  Each restricted stock unit is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant.  These restricted stock units were awarded to non-management directors in RSU agreements on September 23, 2010.  These agreements called for payment of current year director fees, $30,000 per non-management director, of which there were three, via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  The resulting expense of $90,000 was recognized ratably over the service period.    During the nine-month period ended December 31, 2011, 176,472 shares were issued in satisfaction of RSU’s for which the 12 month service and re-election requirements were met.  These shares were valued at the market value on the date these requirements were met, resulting in a value of $38,824.  Stock Payable was reduced by a total of $90,000, a portion of which ($52,500) was expensed in the period ended March 31, 2011.  A gain of $51,176 was recognized upon the settlement of the amount owed. The gain was calculated as the difference between the value of the stock on the date the service requirements were met, $38,824, and the amount expensed over the service period, $90,000.  Similar agreements are expected to be awarded for fiscal year 2012. The Company accrued an amount of $30,000 during the period related to shares subscribed for services performed.

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

On February 10, 2012, the due dates on certain convertible Notes Payable dated March 31, 2011 in the aggregate amount of $215,000 were extended to August 25, 2013, with repayments to be made quarterly beginning in May 2012 in the amount of $40,000 per quarter with the remaining balance due in August 2013.  There are eight individual notes that comprise the balance ranging from $5,000 to $50,000 individually for a total of $215,000 in total. Quarterly payments will be made on the individual notes on a pro rata basis based on the principal amount advanced.  No additional warrants were issued in connection with the subsequent extensions.

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

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, were effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 4. Mine Safety Disclosures.

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

Note Extensions

On October 27, 2011, the Company extended the due date on certain convertible Notes Payable in existence at March 31, 2011 in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  These notes were originally due on June 29, 2011 and subsequently extended to October 27, and November 27, 2011. In consideration for the first note extension, the Company issued an additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011. On February 10, 2012 the notes were extended to August, 2013, with repayments to be made quarterly beginning in May, 2012, in the amount of $40,000 per quarter, with the remaining balance due on or before August 31, 2013. There are eight individual notes that comprise the balance ranging from $5,000 to $50,000 individually for a total of $215,000 in total.  Quarterly payments will be made on the individual notes on a pro rata basis based on the principal amount advanced.  No additional warrants were issued in connection with the subsequent extensions.  See the 8-K Current Report dated March 31, 2011, filed with the Securities and Exchange Commission on April 7, 2011, and the 8-KA Current Reports filed on July 14, 2011, and December 16, 2011, for additional information. Also see Item 6, Exhibit 10.2.

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

Item 6. Exhibits.

Identification of Exhibit

10.1 10.2 10.3 10.4 31.1 31.2

Anthony A. Maher Amended Employment Agreement*

Form of Note Extensions dated February 10, 2012*

Note Dated January 26, 2012*

Warrant*

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

* Previously filed with our Quarterly Report on Form 10Q for the quarter ended December 31, 2011.

101.INS	XBRL Instance Document**
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.SCH	XBRL Taxonomy Extension Schema**

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	March 20, 2012	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

Dated:	March 20, 2012	By:	/s/Leann R. Gilberg
Leann R. Gilberg
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 20, 2012	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	March 20, 2012	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	March 20, 2012	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director