Form 10-K
period 2012-03-31
PCS EDVENTURES COM INC
filed 2012-07-12
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012.

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

Yes No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No X.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of FY2012 Q2: $6,663,654 as of September 30, 2011.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  As of July 5, 2012, the Registrant had outstanding 44,972,963 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

 PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the “Company”, “PCS”, “we”, ”our”, “us” or similar words) was incorporated in 1994 in the State of Idaho. In November 2005, we acquired PCS LabMentors, Ltd. (“PCS LabMentors”) based in Fredericton, New Brunswick, Canada, which is a wholly owned subsidiary of PCS Edventures!.com, Inc.

PCS is engaged in the business of developing, marketing, and distributing educational products and services for the PreK-16 market that are implemented in PCS private learning centers and sold to public and private schools and institutions.  These products include professional development, proprietary hardware and software, curriculum, and comprehensive learning labs bundled with related technologies and programs. Our products and technologies target public and private school classrooms for pre-kindergarten through college, as well as the afterschool market that includes YMCAs, Boys and Girls Clubs, and 21st Century Learning Centers.  Our products and technologies enable students ages 3 and up to explore the foundations of science, technology, engineering, and mathematics (“STEM”) through experiential-learning programs that embed 21st century skills.

PCS has developed a number of innovative technology-based educational products and programs directed to the pre-kindergarten through college educational market, as well as Professional Development STEM Institutes for educators. Our PCS BrickLab, ThinkBug, PCS Academy of Engineering™, PCS Academy of Electronics™, PCS Academy of Science™, PCS Academy of Robotics™, and Digital Media Labs (“Audio/Video/Photography”) products are sold to classrooms and afterschool learning programs.  The PCS Brain is a proprietary robotic microcontroller designed to facilitate educational robotic activities and the Cortex is a proprietary, progressive programming environment developed to manage the Brain and teach robotic programming concepts. Our online Learning Management System (“LMS”) supports our customers with online learning activities, support, assessment, file sharing, and social networking services for our customers. Our Professional Development STEM Institute offers a 30-hour professional development certification program in the areas of science, technology, engineering, and mathematics for elementary teachers.  Separately, and in combination, these products present a platform for delivering educational services and support to classrooms, and learning centers.  They help create a virtual community of learners on the web.  PCS also partners with several companies to represent their product lines including fischertechnik®, Valiant Technologies, LEGO® Education, and K’NEX® Education.  These companies offer products known for their hands-on, educational nature and PCS includes many of these products in our curriculum offerings. In addition, we have partnered with MINDS-i, Inc., of Liberty Lake, Washington, to combine their innovative construction system with the PCS robotic and controller programming solutions, which we believe offers a unique advantage over other competitors.

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology which is designed to provide hands-on experience to high school, community college and university students studying a variety of technical topics. These technical topics include programming, network management, security, operating systems, and other IT subjects. LabMentors’ technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (“LMS”) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server® 2008, Windows® 7, Exchange 2010, SharePoint® 2010, Linux® system administration, and various other applications without the associated overhead of owning and managing heterogeneous hardware and software platforms.

The Results of Operations discussed herein are on a consolidated basis.

Recent Developments.

The following are business developments during the fiscal year that ended March 31, 2012 (FY2012):

In addition to product enhancements and the beginning stages of phasing in learning center operations, several management changes have been implemented.  Effective January 5, 2012 Robert O. Grover was appointed to serve as

Chief Executive Officer.  He succeeds Valerie L. Grindle who resigned on January 4, 2012.  Mr. Grover has spent the last two decades with PCS designing, developing, and creating PCS learning programs and services intended to facilitate student-centered, experiential-learning.  Mr. Grover has worked closely with partners and customers in the education industry over the past two decades and knows the complexities of the domestic and international educational marketspace well.  Mr. Grover has traveled extensively throughout the world promoting PCS programs and developing International relationships for the Company. He was appointed to the Idaho District Export Council by the US Secretary of Commerce in January of 2012.  A Merit Scholar, Mr. Grover attended Michigan State University for course work in Astrophysics, Philosophy, Computer Science, and Religious Studies; he attended the University of Idaho for additional coursework in History, Religious Studies, and Philosophy; and graduated with a B.A. in English, Creative Writing and an A.A.S in Management from Boise State University in 1988.

To strengthen financial planning and control capabilities, and better address the reporting needs of a publicly held company, PCS initiated an extensive search for a skilled financial officer in Q2 of FY2012.  As a result, Ms. Leann Gilberg joined PCS in September 2011 as Chief Financial Officer.  Ms. Gilberg has held multiple high-level financial management roles including work with Albertson’s Inc, Resources Global Professionals and two of the leading firms in the public accounting industry – KPMG LLP and Arthur Andersen LLP. She gained extensive business and accounting experience by serving publicly- traded and privately-owned companies and was a Senior Manager with KPMG LLP when she left public accounting in 2003. Her experiences have included audit and consulting engagements, work with internal controls, periodic filings with the Securities and Exchange Commission (the “SEC”), assisting on an initial public offering (“IPO”), management reporting and financial analysis. Ms. Gilberg, a Certified Public Accountant, earned a Bachelor of Science Degree in Business Administration (Accounting Emphasis) from the University of Montana with a minor in Political Science in 1992. She is a past member and chairperson of the University of Montana Accounting Advisory Board.

To strengthen PCS operational capabilities PCS initiated a search in Q2 of FY2012 for a candidate to fill the role of Chief Operating Officer.  As a result, Mr. Brett Newbold joined PCS in January of 2012 as an operational advisor and active member of the executive management team.  In March 2012 he was appointed Chief Operating Officer for PCS.  Mr. Newbold has extensive executive management experience having served the role of CEO, COO, and CTO for a variety of companies both domestic and international over the past three decades.  Mr. Newbold served as a direct report to Larry Ellison for eight years as a Vice President of R&D with Oracle, managing many significant technology initiatives.  In addition, he has served as the Managing Director (CEO role) on several International startups, building them to successful levels and selling them after reaching profitability.  As President of OpenText Corporation, a publicly held company with over 1,000 employees, from February 1997 - October 1998, he tripled revenues and market cap.  We believe Mr. Newbold, whose extensive experience in detailed operating efficiencies, from development to product management to sales/marketing, will strengthen our bottom-line progressively.

During FY2012 the Company settled both the SEC case and the class action lawsuit that had been pending against the Company and certain of its former officers with no significant penalties or financial liabilities resulting.  On January 3, 2012, the U.S. District Court for the District of Idaho signed Final Judgment in the SEC case pursuant to the Consent that the Company and Mr. Anthony Maher, its former CEO, had previously executed.   Without admitting or denying the allegations of the Complaint, the Company and Mr. Maher consented to the entry of the Final Judgment.  In September, the Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  On February 22, 2012, the Court gave final approval to the settlement and entered the Final Judgment and Order of Dismissal With Prejudice.  The class action was settled for $665,000, with the Company’s insurance carrier providing most of the settlement funds.  Both of these matters were costly, financially and as a burden on management.  Settlement has allowed focus to return more completely to operations.

In November of 2011, we entered into an agreement with Colebrook Capital to assist with financial restructuring and raise capital.  No additional capital was raised under this arrangement.

In January of 2012, we restructured a defaulted note payable to eight note holders that established a payment plan and new terms for the notes eliminating the default.

In January of 2012, we renewed our D&O insurance on favorable terms for a one year period.

In February of 2012, we filed documents and released a private placement offer to raise capital using convertible notes.  Thus far no funding has been raised under this offering.

From January of 2012 going forward, we have researched and pursued potential capital investments through the EB5 foreign investment program.

In March of 2012, we successfully initiated the process required to expand our pool of authorized shares for the purposes of raising capital and compensating employees through our incentive stock option program.  These changes were approved by a vote of shareholders via proxy at a Special Meeting held on April 4, 2012.  Shareholders voted to increase our authorized no par value common stock from 60,000,000 shares to 90,000,000 and to increase the shares of common stock available for grants, incentive or other purposes under our 2009 Equity Incentive Plan from 4,000,000 shares to 8,000,000 shares.

We continued to explore potential partnerships during FY2012, seeking opportunities and values that would strengthen PCS Edventures and advance shareholder value through improved sales and marketing, development, or operational efficiency.

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

We formed a relationship with STEM Academy (“STEM 101”) in which PCS provides the robotics curriculum and Labs for their 6th and 8th grade programs, and are working on developing additional programs for their elementary and high school STEM solutions.

We executed a contract with Tatweer Holding Company, a Saudi entity charged with managing education reform activities defined by the Saudi Ministry of Education, to compete for STEM consulting services related to the design and implementation of a nationwide network of science centers in Saudi Arabia, as part of the King Abdullah Education Initiative.

We further expanded our statewide penetration of STEM programs into Idaho schools.  PCS is one of four state selected vendors for supplying a high school technical professional solution.

We further expanded our penetration into the Boys and Girls Clubs of America, a significant niche market for PCS afterschool products with over 5,000 sites across the United States.

Our LabMentors division partnered with Cengage Learning to develop and release two new titles in late fiscal year 2012.

PCS continues to strengthen and develop the core line of STEM products and services. Our Academy of Robotics™ was updated and improved through a major technical upgrade of the PCS Brain, our microcontroller, to version 4.0.  Improved supply chain and engineering resources are increasing our product margin and improving overall efficiencies in production and fulfillment.

Our relationship with Creya Learning of India was significantly strengthened through extended support, a two week visit from Creya business owners and educators to Boise for training and development.  Expanded market testing has enabled Creya to refine and improve their business plan for delivering experiential education to the Indian marketplace. Creya opened its first learning center in the spring.

PCS launched and managed a series of pilot programs related to the afterschool center model in partnership with Sage International Charter School located in Boise.  These programs went well and the offerings were extended to regularly scheduled afterschool offerings and summer programs.

Net Loss in Q4 FY2012 decreased nearly 68% from the same quarter FY2011 before inclusion of the impairment charge on the LabMentors assets. We anticipate that our new focus on operating efficiencies and increased revenue generation should continue to narrow that gap.

During fiscal year 2011, PCS applied for and was awarded Trade Adjustment Assistance funds in the amount of $75,000 to apply to the development and promotion of PCS programs to improve our competitiveness against foreign imports.  These matching funds are being used to improve and expand the PCS Robotics line of controllers, proprietary software, and curriculum solutions to take advantage of the rapidly growing robotics education market.  Trade Adjustment Assistance funds suffered budgetary cutbacks in FY2012.  PCS is continuing to apply for additional project assistance.

Strategy.

Our strategy is to continue to design and develop brain-based learning educational products and services for the PreK-16 market that emphasize STEM topics and develop contemporary skills for the 21st century learner.  These skills include critical thinking, problem solving, innovation, creativity and communications.   These products, PCS will deploy in experiential-learning centers which will serve as direct revenue generating entities as well as product and service showrooms that will improve our sales, service, and support to school districts around the country.

Our strategy consists of:

•

Using licensing and partnerships to drive the development of a global network of experiential-learning centers that will generate revenues and act as a sales and support network for PCS products and services;

•

Relentless commitment to making our products friendly and helpful for educators.  If our products make their job easier, our products will be more and more popular;

•

The continued emphasis on forward looking development of products and services, recognizing the challenges that educators will be facing in several years, and preparing our products to help them meet those challenges early.  We strive to be seen as thought leaders in the space;

•

Building PCS brand recognition and market appeal through a network of learning centers and strong commitment to customer loyalty;

•

Continuing to incorporate the latest in brain-based research to improve the effectiveness of our curriculum and content product;

•

Using the Internet and other digital technologies to bring our products and services to other areas, persons, and markets, to increase market penetration;

•

Leveraging our expertise in K-12 and educational robotics to expand our robotics offerings and capture market share in the K-12 educational and afterschool robotics space; and

•

Expanding our STEM professional development programs for K-6 classrooms to take advantage of market conditions that represent demand for these solutions.

Foreign Currency Exchange Rate Risk.

The Company promotes many of our products in the international market, as well as having established operations in Canada as a result of the acquisition of LabMentors. As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds used through the parent company being held in U.S. dollars. In accordance with SFAS 52, “Foreign Currency Translation”, all assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). While our Canadian subsidiary provided approximately 14% of our revenue in fiscal year 2012, the sales and receivables are transacted in USD$ and thus there is not a significant exchange risk associated with those transactions.

Backlog.

Our unearned revenue was $117,314 at March 31, 2012. At the end of fiscal year 2012, the entire amount of unearned revenue is expected to be earned during fiscal years 2013 and 2014. Of the total listed in unearned revenue at March 31, 2012, $4,058 is for orders prepaid by customers, $25,000 and $68,750 are advanced royalties and license fees resulting from our agreement with Creya Learning of India, and the remaining amount is for license fees paid but that have yet to be fully used by our domestic customers.  PCS, as part of the agreement with Creya Learning, will receive ongoing royalties on the tuition charged to students attending PCS based programs and royalties will be amortized as earned.  Each month, the license fees are amortized according to the length of the subscription/license.

Seasonality.

Our quarterly operating results fluctuate as a result of a number of factors, including, but not limited to, the funding of customers, timing of product development and release, availability and timeliness of items required for assembly of the products, budget cycles, buying patterns of our customers, period ending dates, and the general health of the economy.  Our learning center strategy is designed to offset these factors and smooth cash flow and revenue predictability over time.

Principal Products or Services and Their Markets.

The primary goal of the products we develop for the education industry is to make teaching STEM easier for the classroom teacher.  To this end, we have developed and are currently marketing a number of innovative technology-based educational programs for the pre-kindergarten through university (“PreK-16”) classroom market, the K-12 afterschool market, the private learning center market, and the home school market.  In addition, the virtual lab programs from our LabMentors division are currently marketed to the collegiate level. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

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

•

Provide exciting, hands-on, inquiry based instruction, which is aligned by standards produced by The National Science Teachers Association, the American Association for the Advancement of Science, Project 2061, the National Curriculum of the UK, the Core, Knowledge, Sequence, the National Association for the Education of Young Children (“NAEYC”), and many more depending on grade level or subject focus;

•

Help increase test scores and understanding in STEM standards;

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

The products we are currently marketing are applicable and useful to a variety of educational market segments. These product lines have been designed to stand-alone as well as integrate with one another to create contiguous, systemic solutions:

ThinkBug

The ThinkBug product line includes an Alphabet Builder Curriculum, a Number Builder Curriculum, PCS Big Bricks, and an optional mobile furniture unit.  Designed around the most current brain and block play research, ThinkBug brings a comprehensive manipulative based literacy and numeracy STEM solution to early childhood and kindergarten educators

PCS BrickLab®

The PCS BrickLab® is a remarkably effective system of building blocks combined with PCS curriculum resources that addresses technology, math, construction engineering, communication, and science principles at the early primary grades.  Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education.  PCS currently has over six volumes of curriculum that support the BrickLab manipulative package addressing needs for students in the elementary and afterschool setting.

PCS Professional Development STEM Institutes

The PCS STEM institutes offer a 30 hour professional development program for elementary teachers that develops student-centered learning environments, improves student academic performance, promotes 21st century skills in students, and improves teacher comfort and competence in teaching science, technology, engineering, and mathematics (STEM) across the curriculum.  Our institutes use products such as Bricklab to make STEM education approachable, less intimidating, and easier for the teacher.

PCS Digital Media Labs

Designed for today's “digital native” youth, PCS Digital Media Labs transform educational settings into technology-driven environments that use digital photography, video, and podcasting to make daily lesson plans more engaging. The curriculum is aligned with technology standards from the International Society for Technology Education (“ISTE”) and the International Technology Education Association (“ITEA”). Each Digital Media Lab contains hands-on lesson plans, a hard cover mobile case, digital cameras, camcorders or voice recorders, accessories, and a teacher guide. It is currently available in Elementary and Secondary versions for classrooms and afterschool programs.

PCS Academy of Engineering™

The PCS Academy of Engineering™ Lab is a STEM program designed for use within tech-ed programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the PCS Academy of Engineering™ students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current PCS Academy of Engineering™ product includes three primary volumes of mechanical engineering activities.  The Tech Ed configuration of the Academy of Engineering uses fischertechnik constructs for hands-on activities.  The Academy of Engineering includes online assessment and support tools as well as access to an online competition framework that enables all lab students to share information and compete.  The AOE is currently marketed to middle and junior high schools.

Academy of Robotics™

The Academy of Robotics™ Lab is a STEM program that is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the Academy of Robotics™ students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations. The current Academy of Robotics™ product for the classroom setting includes three primary volumes of robotics curriculum covering the basics of mobility, structural integrity, motorization, end effectors, working envelopes, programming, sensor integration, and more.  In addition, three volumes of applied mathematics activities, Pre-Algebra, Algebra Book 1, and Algebra Book 2, have been developed to provide real world applications and illustrations of mathematics. The Tech Ed configuration of the Academy of Robotics uses fischertechnik constructs for hands-on activities.  Fischertechnik solutions are typically used in more rigorous applications at the high school or university level. We also have the Academy of Robotics™ Lab Afterschool Edition available. With the use of LEGO® building elements, we have created an in-depth robotics program that was designed specifically for use in afterschool programs. Using the Academy of Robotics™ Afterschool Edition, students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations.  It’s a great way to introduce students outside the classroom to the importance of robotics and STEM, so they will look forward to these subjects within their regular school day.  Academy of Robotics™ Labs include online assessment and support tools as well as access to an online competition framework that enables all lab students to share information and compete in exciting virtual challenges. Also available is a smaller package called the Robotic Educator Pack (REP), which bundles the Academy of Robotics Challenge with a starter inventory of manipulatives from fischertechnik at a lower price point.  We recommend our AOR labs for students in grades 5-12.

Academy of Electronics™

The PCS Academy of Electronics™ Lab is designed for use within Tech Ed programs and is scalable using 10 student modules that include hardware, software, lab furniture and curriculum. Using the Academy of Electronics™ students develop, design, and produce exciting hands-on projects ranging from simple analog circuits demonstrating resistance to advanced digital logic projects using a variety of industry standard integrated circuits. The current Academy of Electronics™ product includes two primary volumes of electronics curriculum covering the basics of analog and digital electronics.  Academy of Electronics™ modules use standard electronic components and breadboards as constructs for hands-on activities.

PCS Academy of Science®

The PCS Academy of Science® is an integrated chemistry-physical science solution designed for use within Tech Ed and science programs and is scalable using 10 student modules that include hardware, software, and curriculum. The unique, hands-on science packages within the PCS Academy of Science® combine curriculum and simple, effective apparatus that enable teachers to quickly and easily demonstrate complex science concepts.  Various configurations of the products enable it to be effective as an afterschool or classroom solution and the curriculum is aligned with National and State science standards. The products can be purchased in a lab format or individually based on the specific needs of the customer. The AOS is currently marketed to classrooms and afterschool programs for a variety of age groups.

PCS Discover STEM Lab

The PCS Discover STEM Lab is a modular, easy to present program that provides activities for afterschool facilitators in the areas of STEM.  Modules include hands-on activities that utilize PCS robotics, engineering, digital media, applied math activities and more.   This cost-effective lab is the perfect fit into any afterschool program, and has been a great addition to our afterschool product line.

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

There is increasing focus and importance being placed on the role of technology in both public and private education. Educators and parents are not only striving to integrate technology into the educational experiences of students, but also needing to increase student’s performance in technology-based subjects such as Engineering, Mathematics and Science, creating STEM. Public schools are trying to increase their ability to deliver technology education effectively to students.  The increased value being placed on technology in the classroom has also led to an increase in growth for private, charter, and magnet school alternatives, because of their very nature, that can offer better programs for STEM education. Growth of extended learning programs continues as well.  Federally funded STEM programs that include before, after and summer school programs have also remained an important educational focus and are also expected to meet demands for technology.

PCS’ core curriculum strength is based on STEM principles. In order to increase market penetration and continued growth PCS has identified the following as key target markets:

1)

K6 Programs for the elementary classroom

2)

Tech Ed Programs for grades 6-12

3)

Afterschool Programs

4)

Products and Services adapted to provide K-16 educational solutions for the international market

5)

Virtual labs for grades 10-16

PCS’ understanding of the complexities of STEM subjects and our progressive methodologies give us a unique ability to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms and afterschool settings. Here is a briefing of our current Strategic Business Units (SBU) and their markets:

K6 Strategic Business Unit

With over 50,000 public elementary schools alone, the elementary classroom in the United States represents one of the largest markets in the education industry. We are currently developing new marketing strategies to reach elementary teachers and district leaders in the U.S. While this is a newer SBU, we feel that we are gaining great traction and believe we will continue to thrive throughout the years. PCS K-6 programs for the elementary classroom consist of professional development and classroom resources that promote student centered learning, inquiry, and STEM topics.  K-6 products include ThinkBug, PCS BrickLab®, Academy of Robotics™ and Digital Media Labs.

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

Afterschool Strategic Business Unit

Targeting the domestic afterschool marketplace, the PCS Afterschool SBU offers products that were specifically designed for the unique needs of the afterschool enrichment environment.  The market for afterschool programs in the United States is significant with specific market segments such as the Boys and Girls Clubs (4,000 sites) and the $1B 21st Century Community Learning Centers program. It continues to be one of our more successful markets and we believe that this trend will continue.  Afterschool products include the PCS BrickLab®, Discover STEM Lab, the Academy of Robotics ™ afterschool version, MINDS-i packages with PCS robotics and the PCS Digital Media Labs.

International Strategic Business Unit

Internationally, PCS programs have a great deal of appeal  from the perspective of STEM education needs, and also as a catalyst for developing student-centered learning environments that emphasize 21st century skills such as problem solving, critical thinking, communications, and collaboration skills. PCS continues to explore opportunities in foreign markets. PCS takes great pride in being able to adapt its products to meet the diverse and unique needs of the international market place.

LabMentors

PCS LabMentors is the exclusive provider of a proprietary virtual lab technology which is designed to provide hands-on experience to high school, community college and university students studying a variety of technical topics. These technical topics include programming, network management, security, operating systems and other IT subjects. LabMentors' technology provides students with the ability to manage and configure any hardware/software platform remotely, through a proprietary client accessed remote server farm. Also embedded within the LabMentors system is a Learning Management System (LMS) that enables the delivery and tracking of curriculum and tasks to students. Using LabMentors' complete solution, any school or institution can offer advanced IT training topics in any number of areas such as Windows Server® 2008, Windows® 7,Exchange 2010, SharePoint® 2010, Linux system administration and various other applications without the associated overhead of owning and managing heterogeneous hardware and software platforms.

Marketing and Other Agreements.

(i) In March of 2010 PCS successfully completed a pilot robotics competition program in Cairo, Egypt, partnering with the Integrated Care Society and Bibliotech Alexandria.  In December 2010 and January 2011, PCS completed shipments for lab implementations into five experimental schools in Egypt.  Political turmoil slowed implementation and training programs in January and February, but the programs are now in place and operational in five Egyptian Governorates.

(ii) In order to facilitate future revenue growth, PCS engaged in an in-depth review of our “go to market” strategy during FY2012, which resulted in a shift to re-focus the delivery of our unique capabilities to meet the needs of the market. We have ceased direct sales based on geographical regions and have moved into four Strategic Business Units (“SBUs”), in addition to our wholly owned subsidiary LabMentors.  We currently have three in-house sales employees, consisting of sales managers covering specific products in specific territories. In addition, there are two marketing support roles providing advertising, trade show support, online SEO, social networking, and other lead generation programs.

(iii) In June 2011, we entered into a licensing agreement with Kindle Education, now Creya Learning, for the country of India and have provided support, curriculum, and training for their experiential learning programs.

(v) In April 2012, we entered into a distribution agreement with STEMfinity, an online source for a variety of STEM products.

(vi) In May 2012, we entered into an agreement with Cultural Innovations, a British museum consulting company, to provide STEM education consulting services related to the King Abdullah Education Initiative in Saudi  Arabia.  The King Abdullah initiative, launched in 2007, is a sweeping reform program designed to transform the Saudi education system and includes a strong emphasis on student centered learning and STEM education.

Distribution Methods of the Products or Services.

All products except the virtual labs produced by LabMentors are drop shipped from the manufacturer or shipped through a preferred provider from our warehouse to the specified customer. The virtual labs produced by LabMentors are delivered on the Internet through server farms located off-site.

Status of any Publicly Announced New Product or Service.

PCS continues to strengthen and develop the core line of STEM products and services. The Discover STEM lab afterschool product line was created and the first section completed. Robotics was updated and enriched through the development and partnering with a new heavy-duty manipulative system and many advanced peripherals. Additional volumes of curriculum in Pre-Algebra and Algebra I were completed. This series was developed by experts in the field of mathematics and in cooperation with the Boise School District. The development of robotics competition resources including manuals, judging rubrics, and overall competition framework was completed and successfully launched with an International competition conducted in July 2010. In addition, curriculum development around PCS early childhood materials and the BrickLab professional development programs were completed and enhanced, and additional research from the Meridian District/Boise State University research project was added to our research base for products.

In August of 2010, PCS successfully completed an entirely new set of BrickLab curriculum for first through sixth grade and added heavily to the already extensive BrickLab Institute professional development materials. The new curriculum was designed to be more lesson-plan friendly for the classroom. The previous incarnation of the BrickLab became the lead for the afterschool BrickLab market. A body of research produced by Boise State University in the Idaho SySTEMic Institute has helped to drive the research-based improvements to the overall process and experience for educators.

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

Winter of 2010 focused on creating a new STEM afterschool lab offering. Using the already existing Discover Lab name, a new modular STEM product was created for grades 4-6. Offering 12 activities in each subject area Science, Technology, Engineering and Math, the lab could support sixteen students working in pairs.

In January 2011, PCS began designing a comprehensive experiential education solution for afterschool centers in the Kingdom of Saudi Arabia, potential domestic application, and for other locations worldwide. The solution uses the PCS Merit System to facilitate student use of PCS curriculum programs such as PCS BrickLab®, the Academy of Robotics™, PCS Academy of Engineering™, Digital Media Labs, and integrated hands-on, project based learning approaches.   From January through May of 2011, PCS presented this solution to a number of potential partners from India (Kindle Learning), Saudi Arabia, Turkey, the United Arab Emirates, and Oman.

In the Summer of 2011, PCS completed its efforts to migrate manufacturing and production for portions of its PCS robotics line to a new supplier, Qingdao Smart Robot Technologies Co. Limited, in China.

From November of 2011, through March of 2012, PCS launched and managed a series of pilot programs related to the afterschool center model in partnership with Sage International Charter School located in Boise.

In January of 2012, PCS recruited a new operations advisor, now COO, Brett A. Newbold who assumed direction of product development.  In Q4 of FY 2012 the primary development focus was the improvement and refining of key PCS Robotics products including the Robotics Educator Pack (“REP”) and the PCS Brain and Cortex programming environment.

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry

and Methods of Competition.

The education industry is highly competitive, fragmented, and is rapidly evolving around the STEM disciplines. We expect the industry to continue to undergo significant and rapid technology change.  The Nationwide economic difficulties are causing budget deficits, teacher layoffs, and program reductions, which may impede industry growth.

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

Experiential learning centers - We believe the establishment of a network of experiential learning centers, based on our curriculum, products and expertise in afterschool programs, will yield us a significant competitive advantage through improved presence in key markets for both sales and support.  The establishment of these centers, in addition to providing revenues from operations, creates a dynamic showroom that can be used for sales demonstrations, product training and support activities, and promotional events within the targeted community.

Professional development - Our BrickLab professional development institute conducted from 2008-2010 resulted in the successful deployment of this product into hundreds of Idaho elementary classrooms and the production of University authored research now available for educators and administrators through the American Association of Engineering Education (ASEE).  This research documents the effectiveness of the Bricklab Institute in improving teacher attitudes and their comfort level in conducting STEM activities in the elementary classroom. The network of active teachers also provides PCS with a strong community of program advocates from which PCS can leverage and expand the program.  Since elementary teachers are typically more comfortable with language arts than STEM topics, the BrickLab Institute provides a proven solution to a prevalent problem for elementary principals across the country.

Robotics programs - Our PCS Robotics programs are specifically designed to accommodate needs in the education marketplace that were identified through years of experience with K12 robotics.  The result is less expensive, more flexible robotics solution that has the ability to integrate into every robotic educator’s classroom.  Specific examples of this flexibility include a multi-level programming environment that naturally evolves in complexity to match the needs of the student, an open physical architecture that provides hooks for all major manipulative manufacturers including fischertechnik®,  LEGO®, K’NEX®, MINDS-i, VEX, erector, and even industry standard R/C components.  The open physical architecture of our microcontroller and its basis on the highly popular Atmel AVR platform provides educators and robotic enthusiasts direct hardware access and the ability to use a variety of programming environments.

Our framework - Our unique experiential learning framework is designed for managing and facilitating non-formal education provides us with in-house capabilities unavailable through other channels.  Initially designed over a decade ago, the PCS Merit System is a non-formal learning framework that provides flexibility, adaptability, and a variety of unique characteristics that create a highly effective pedagogical model unavailable elsewhere.

Forward looking processes - Our forward looking educational development processes include mapping our curriculum and products against future trends such as the upcoming Next Generation Science Standards, the Common Core, and the NAEP’s mandated technology and engineering literacy assessment to be implemented nationwide in the US in 2014.

Our use of the Internet as a delivery and support mechanism for the programs - By leveraging our expertise in Internet technology, PCS believes it can achieve the following significant advantages: (1) a high level of program control and protection; (2) the building of a significant data model regarding program usage; and (3) a direct channel to our users who are migrating towards digital e-reading devices. Each of these advantages provides tangible long-term benefits to the Company.

Organic expansion of program offerings - After implementing and proving a successful program model, PCS believes it can leverage its high level of customer satisfaction to expand current and additional programs designed to integrate seamlessly into the already deployed sites. This creates a long-term growth strategy that includes new and residual sales to an ever-growing list of customers.

The flexibility of products and staff to align STEM solutions to multiple types of users - Our in-house intellectual capital has experience in a variety of educational environments and has demonstrated an ability to create highly effective solutions for specific niche markets.  This extensive experience of almost 25 years in STEM education provides PCS with an advantage over competitors with less experience in STEM education.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers.

We currently do not manufacture the products that accompany our curriculum and are dependent on vendors for our supply of these products.  We believe that efficient purchasing is a key factor in maintaining our competitiveness.  The following is a list of vendors for our key products:  I.B.A., MINDS-i, fischertechnik, K’NEX, QSmart Robotics Technologies, Educator’s Resource and Ingram Micro.

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

We currently have curriculum royalty agreements with GibsonTech. The agreement with Gibson Tech, which was renewed this past year, is for cash royalty payments based on sales of our PCS Academy of Electronics™ product.  An agreement with Jackie DeLuna,that was for cash royalty payments based on sales of our Digital Photography lab product(s) expired March 31, 2012.

Need for any Government Approval of Principal Products or Services.

None, not applicable.

Effect of Existing or Probable Governmental Regulations on the Business.

 Exchange Act.

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the Securities and Exchange Commission (the “SEC”).  Compliance with these requirements of the Exchange Act also substantially increase our legal and accounting costs.

Smaller Reporting Company.

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes-Oxley Act.

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act substantially increases our legal and accounting costs.

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

Number of Total Employees and Number of Full Time Employees.

We employ approximately 15 full-time employees, while our LabMentors subsidiary has four full-time employees. We will hire part-time and additional full-time employees on an “as-needed” basis. We have not experienced a shortage of qualified employees.  None of our employees are a party to a collective bargaining unit and we believe that our relationship with our employees is good.

Item 1A - Risk Factors.

Smaller reporting companies are not required to provide this information; however, you should be aware that an investment in the Company is highly speculative and subject to numerous risks.  You should consider the following most notable risk factors together with all the other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock.  This list is not to be considered all inclusive.

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

Item 1B-Unresolved Staff Comments.

None, not applicable.

Item 2. Property.

Location.

The Company leases its Principal executive offices in Boise, Idaho. These offices consist of approximately 7,300 square feet of office space. Rent obligations are currently $10,266/month under a non-cancelable operating lease that expired May 31, 2012.  The lease was extended effective June 1, 2012, at a rate of $8,680/month for 13 months.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,400/month under a non-cancelable operating lease that expired June 30, 2012. The lease was extended effective July 1, 2012, at a rate of $1,325/month for 24 months.

Effective October, 2010, the Company entered into a five year office lease for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. This space consists of approximately 1,700 square feet.  Rent obligations in Canadian dollars (CAD) were $1,713/month through September 30, 2011, and $1,894/month through September 30, 2012.  This lease was cancelled effective July 1, 2012.  Employees will be working from their respective homes until a new lease is negotiated.

Investment Policies.

None, not applicable.

Description of Real Estate and Operating Data.

None, not applicable.

Item 3. Legal Proceedings.

(i)  On January 3, 2012, the U.S. District Court for the District of Idaho signed the Final Judgment in the Securities and Exchange Commission (the “SEC”) case pursuant to the Consent that the Company and Mr. Anthony Maher, its former CEO, had previously executed.  Without admitting or denying the allegations of the Complaint, the Company and Mr. Maher consented to the entry of the Final Judgment which, among other things: permanently restrained and enjoined the Company from violations of, and permanently restrained and enjoined Mr. Maher from aiding and abetting violations of, Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-11 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 13(a) of the Exchange Act and Rule 13a-14 thereunder; barred Mr. Maher from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act, for a period of five years from the date of the entry of the Final Judgment; and ordered Mr. Maher to pay a civil penalty in the amount of $100,000 to be paid in equal quarterly amounts of $25,000.  There were no monetary sanctions imposed against the Company.

 (ii) Class Action Lawsuit:  The Company, along with its former CEO and former CFO, was named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  In September, the Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  On October 5, 2011, the Court granted preliminary approval to the settlement, and approved the notices that were sent to potential class members. At the Settlement Fairness Hearing on  February 22, 2012, the Court gave final approval to the settlement and entered the Final Judgment and Order of Dismissal With Prejudice.  The class action was settled for $665,000 with the Company’s insurance carrier providing most of the settlement funds.  In accordance with the Court ordered settlement, all settlement funds were paid on or before February 29, 2012.

Item 4. Mine Safety Disclosures

None; not applicable.

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

Stock Quotations.

Quarter Ended	High	Low
June 30, 2010	$ 0.85	$ 0.54
September 30, 2010	0.75	0.30
December 31, 2010	0.42	0.11
March 31, 2011	0.26	0.11
June 30, 2011	0.51	0.16
September 30, 2011	0.30	0.13
December 31, 2011	0.20	0.01
March 31, 2012	0.10	0.03

Holders.

As of March 31, 2012, we had approximately 245 stockholders of record through our transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

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

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	908,534	$ 0.56	592,523
Equity compensation plans not approved by security holders	-	$ -	-
Total	908,534	$ 0.56	592,523

On April 4, 2012, the Board adopted and the shareholders approved an Amendment to an increase in the number of shares of common stock available for grants, incentive or other purposes under the Company’s 2009 Equity Incentive Plan from 4,000,000 shares to 8,000,000 shares.

Recent Sales of Unregistered Securities

During the last three years, we sold the securities listed below in unregistered transactions. Each of the sales was sold in reliance on the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No underwriting fee or other compensation was paid in connection with the issuance of shares.

	Number of
Name of Person or Group	Shares	Consideration	Note
* Consultants	695,431	$ 181,824	1
Legal Consultants	439,217	120,501	2
Private Investors	1,785,414	608,000	3
Private Investors: Warrants	370,000	105,000	4
*Employees: Benefits	1,178,704	240,734	5
*Employees: Bonus	147,701	65,908	6
*Employee Options: cash	105,699	38,149	7
*Employees Options: cashless	520,130	-	8
*Board of Directors: RSU’s	282,354	180,000	9
	5,524,650	$ 1,540,116

* Issued as Restricted Securities under the 2009 Equity Incentive Plan.

1.

Shares issued to consultants for services:

	Shares			Value
	Fiscal Year			Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	13,893	12,624	56,339	$ 11,593	$ 11,415	$ 16,134
Q2	12,302	23,210	111,550	8,010	14,060	21,800
Q3	11,973	43,798	218,253	14,565	11,565	22,575
Q4	16,130	67,606	85,350	15,675	9,698	4,500

2.

Shares issued for legal services::

	Shares			Value
	Fiscal Year				Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	24,371	-	10,361	$ 24,371	$ -	$ 3,906
Q2	30,900	10,961	53,627	19,303	7,422	10,396
Q3	-	28,303	131,322	-	6,879	10,827
Q4	30,588	17,723	101,061	28,934	2,531	5,932

3.

Shares issued to private investors for cash purchase:

	Shares			Value
	Fiscal Year			Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	-	750,000	80,000	$ -	$ 450,000	$ 8,000
Q2	-	-	-	-	-	-
Q3	-	955,414	-	-	150,000	-
Q4	-	-	-	-	-	-

        4.

Shares issued to private investors for the purchase of warrants:

	Shares			Value
	Fiscal Year			Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	-	-	-	$ -	$ -	$ -
Q2	-	-	-	-	-	-
Q3	-	-	260,000	-	-	39,000
Q4	-	-	-	-	-	-

5                                                      5. Shares issued to employees for benefits:

	Shares			Value
	Fiscal Year			Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	8,267	25,415	66,843	$ 5,868	$ 20,434	$ 18,514
Q2	27,410	31,090	167,524	22,537	19,147	32,449
Q3	17,870	54,940	419,833	25,591	17,452	29,703
Q4	21,425	114,478	223,609	20,038	17,614	11,387

                                                      6. Shares issued to employees for bonuses:

	Shares			Value
	Fiscal Year			Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	-	16,308	-	$ -	$ 14,102	$ -
Q2	31,160	9,538	-	24,015	5,723	-
Q3	6,882	10,000	-	8,259	2,000	-
Q4	-	46,151	27,662	-	6,000	5,809

7.

Shares issued to employees for the purchase of options for cash:

	Shares			Value
	Fiscal Year			Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	20,000	-	-	$ 2,600	$ -	$ -
Q2	25,841	-	-	9,154	-	-
Q3	24,858	-	-	7,895	-	-
Q4	-	-	-	-	-	-

8                                                        8.      Purchase of options by employees in a cashless transaction:

	Shares			Value
	Fiscal Year			Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	214,976	-	-	$ -	$ -	$ -
Q2	233,601	-	-	-	-	-
Q3	54,886	-	-	-	-	-
Q4	-	-	-	-	-	-

9                                                           9.      Shares issued to Company’s Board of Directors for Restricted Stock Units:

	Shares			Value
	Fiscal Year			Fiscal Year
	2010	2011	2012	2010	2011	2012
Q1	-	-	-	$ -	$ -	$ -
Q2	-	-	176,472	-	-	90,000
Q3	-	-	-	-	-	-
Q4	-	105,882	-	-	90,000	-

Securities Act of 1933, as amended (the “Securities Act”) Registration Exemption Relied Upon

Unless otherwise exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), we issued these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506 of the SEC; and each person had prior access to all material information about us.  We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities Exchange Commission.  Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons, save for compliance with state notice and fee requirements, as may be applicable.  Shares issued under the 2009 Plan have been registered on Form S-8 of the SEC; however, in many instances, shares issued or granted under the 2009 Plan were issued as “restricted securities” under Board of Director resolutions as indicated above.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2012, from the sale of registered securities.

Purchase of Equity Securities by Us and Affiliated Purchasers

During the year ended March 31, 2012, the Company made no purchases of its outstanding equity securities.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

None, not applicable.

Item 6. Selected Financial Data.

None, not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform  Act of 1995:

Except for historical facts, all matters discussed in this report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe”, “expect”, “anticipate”, “estimate”, “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government  action, weather conditions and other uncertainties, including those detailed in the Company’s SEC filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with Item 1A, “Risk Factors” of this report beginning on page 18 and our audited consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data of this report.

Plan of Operation.

In fiscal year 2013, PCS will expand its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies through the deployment of Centers for STEM Education starting in Boise, Idaho.   PCS implemented a new Strategic Business Unit (SBU) and subsidiary structure in fiscal year 2011 that targeted sales efforts to the following markets:

1) K6 programs for the elementary classroom

2) Tech Ed programs for grades 6-12

3) Afterschool programs

4) Services that provide K-16 educational solutions for the international market

5) Virtual labs for community colleges and universities

Fiscal year 2012 was the second year of implementation of the K6 and Tech Ed SBUs and saw PCS programs becoming well accepted in the core classroom market as evidenced by our presence in over 350 Idaho classrooms, classroom deployments of our programs in Texas, Illinois Florida, California, Maryland, and many other states.  Despite the challenges presented by a discouraging economy and school budget landscape, we feel we have clearly demonstrated our ability to move beyond the afterschool market.  Additional progress was made in terms of establishing district and university relationships, expanding the pilot programs, compiling research, developing grant partnerships, and refining the products and services for the classroom through continued application and testing.

During fiscal year 2013 we will continue to build upon the SBU foundations established in FY2011 and drive toward the establishment of synergies between these SBUs and our subsidiary, LabMentors.  This will include a more focused approach to our web-based marketing efforts and tightened sales processes. The PCS Centers for STEM Learning are a key strategic addition to our plan for FY2013 as they will serve the following purposes: 1) R&D test bed for product improvement and refinement; 2) Revenue generation through afterschool and summer course fees.  This course revenue stream will be more predictable and consistent compared to the seasonal revenues associated with education budgets; 3) The centers will serve as showrooms for PCS products in strategic locations and key districts around the country.  We believe this will provide PCS with significant competitive advantages over other solution providers since administrators and educators can visit local centers for support, training, and demonstrations of our products in action; 4) Revenues from experiential retail.  We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the courses will provide a boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame.

To capitalize on the expansion of the Learning Centers, we are actively pursuing funding vehicles such as EB5 foreign investment capital as well as private equity and licensing arrangements.  Our plan is to refine operations in our first center in Boise, then deploy a second program in Eagle Idaho in Q3 of 2012, and a third in a yet to be determined market in Q4 of FY2013.  The establishment of this initial network of centers will enable more rapid expansion in FY2014 and beyond.  We believe the strategic deployment of PCS Learning Centers to be a viable and sound approach based on our initial trial programs.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2012 resulted in a net loss of ($1,966,526) as compared to the net loss during the fiscal year ended March 31, 2011 of ($1,901,031). This is an increase in net loss of $65,495, or approximately 3%, from the net loss for the fiscal year ended March 31, 2011. The Basic Loss per Share for fiscal year 2012 and 2011 was ($0.05).  Details of changes in revenues and expenses can be found below.  The impairment charge on LabMentors goodwill, intangibles and fixed assets accounted for $322,291 of the loss.

Operating Results Revenues.

Consolidated revenues for the twelve-month period ended March 31, 2012, were $2,329,665, an increase of $490,462 or 27%, as compared to $1,839,203 for the twelve-month period ended March 31, 2011. The increase in consolidated revenues is due to the parent company’s increase in revenue of $560,372.  PCS’s subsidiary, LabMentors, experienced a decrease in revenue of 17%.

Operating Results Cost of Goods Sold/Cost of Sales.

Consolidated cost of goods sold for the twelve-month period ended March 31, 2012, increased $374,705 or 52% to $1,091,585 as compared to $716,880 for the twelve-month period ended March 31, 2010. Included in PCS’ cost of goods sold are variable costs including sales commissions, shipping expenses and product royalty payments.  In addition, LabMentors has minimal variable costs.  Cost of goods sold for FY2012 as a percent of revenues increased to 47% as compared to 39% in FY2011 due to higher costs and resulting lower margins.

Operating Results Operating Expenses.

Operating expenses for the twelve-month period ended March 31, 2012, decreased by $234,065 (7%) to $2,914,120 as compared to $3,148,185 for the twelve-month period ended March 31, 2011.   The table below identifies the year over year changes:

Operating Expenses
Impairment of goodwill	202,688	(1)
Impairment of long lived assets	119,603	(2)
Contract labor	(162,643)	(3)
Depreciation	71,984	(4)
Employee related expenses	(178,492)	(5)
Legal	(72,129)	(6)
Marketing	(112,834)	(7)
Options expense	(95,451)	(8)
Other, net	(6,791)
	($234,065)

1)

Impairment of goodwill.

2)

Impairment of LabMentors fixed assets and educational software.

3)

Contract labor decreased due to termination of the relationship with the public relations firm and business development consultant.

4)

Depreciation increased due to additional depreciation taken on LabMentors assets developed in prior years.

5)

Employee expenses decreased due to lower stock compensation paid, reduced  employee health insurance costs due to increased portions being paid by employees, and lower hiring and training expenses.

6)

Decrease in legal expense due to negotiated settlement with insurance carrier as related to the SEC investigation. See Item 3(ii).

7)

Marketing costs decreased due fewer trade shows attended and fewer lead generation campaigns.

8)

Option Warrant expense decreased due to older grants expiring and fully vesting.

Operating Results – Other Income/Expenses.

Total other income (expense) for fiscal years 2012 and 2011 was ($290,486) and $124,831, respectively.  The change was primarily due to interest expense recorded in FY2012 resulting from the discounting of debt and the issuance of warrants attached to financing associated with the short term notes payable issued.  In FY2011 other income included a one-time reimbursement of prior year’s legal fees as a result of our settlement with Navigator’s Insurance partially offset by a write-down of slow moving/obsolete inventory.

Liquidity.

As of the fiscal year ended March 31, 2012, we had $15,780 in cash, with total current assets of $518,788 and total current liabilities of $1,416,726. We have an accumulated deficit of ($36,546,506) and shareholder’s equity of ($817,356).

The Company has a working capital deficit of $897,938 at March 31, 2012. The working capital deficit for the fiscal year ended March 31, 2011 was $25,995. The Company has a current ratio at March 31 of 0.37 and 0.97 for fiscal years 2012 and 2011, respectively.  This decrease in liquidity was due primarily to the fiscal year 2012 net loss which was partially financed through short term debt and minimal equity financing.

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

During the fiscal year ended March 31, 2012, the Company had sales to one major customer that accounted for 10% of total consolidated revenue. See Note 4 to the financial statements for additional information.

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

Intellectual Property.

The Company’s intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by the Company. In accordance with generally accepted accounting principles as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for sale. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs were amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform that was determined to be 60 months. As of March 31, 2012 Intellectual Property was fully amortized.

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

We account for goodwill and other intangible assets in accordance with the financial accounting standards issued by the FASB pertaining to “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that impairment might have occurred. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process.  The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value exceeds the fair value, the goodwill is considered to be impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The Company’s evaluation of goodwill and intangible assets completed at March 31, 2012, resulted in a full impairment.  This impairment was recorded as an operating expense of $202,688 with respect to the goodwill.  As of March 31, 2012, amortizable intangible assets were comprised of educational software being amortized over the estimated useful life of the program or exercise, generally 24 to 48 months.  The Company recognized $92,468 of impairment of intangible assets pertaining to the education software acquired with and subsequently developed at LabMentors.  For the year ended March 31, 2012, the Company recorded amortization of our intangible assets of $101,379.

Despite the goodwill and intangible asset impairments described, the Company’s Lab Mentors subsidiary has continuing operations and continues to produce revenue.

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

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of March 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None, not applicable.

 Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011

Consolidated Statements of Operations for the years ended March 31, 2012 and 2011

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheets of PCS Edventures!.com, Inc. and Subsidiary (the “Company”) as of March 31, 2012 and 2011 and the related statements of operations, shareholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary as of March 31, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 11, 2012

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	March 31, 2012	March 31, 2011

CURRENT ASSETS
Cash	$ 15,780	$ 215,780
Accounts receivable, net of allowance for doubtful accounts of $4,805 and $3,279, respectively	362,748	277,983
Prepaid expenses	58,309	42,921
Finished goods inventory	55,335	108,459
Other receivable	26,616	78,345
Total Current Assets	518,788	723,488

FIXED ASSETS, net of accumulated depreciation of $234,682 and $208,577, respectively	56,892	108,490
EDUCATIONAL SOFTWARE net of accumulated amortization of $361,279 and $267,508, respectively	-	199,450
GOODWILL	-	202,688

OTHER ASSETS
Mold Cost	15,868	22,854
Deposits	7,822	7,835
Total Other Assets	23,690	30,689
TOTAL ASSETS	$ 599,370	$ 1,264,805

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	March 31, 2012	March 31, 2011

CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 459,672	$ 323,893
Payroll liabilities payable	100,967	20,975
Accrued expenses	103,770	149,066
Deferred revenue	117,314	66,156
Convertible notes payable, net of discount	215,000	96,680
Note payable, net of discount	383,668	92,713
Lines of credit payable	36,335	-
Total Current Liabilities	1,416,726	749,483
Total Liabilities	1,416,726	749,483

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 60,000,000	35,630,855	35,007,464
authorized shares, 44,889,336 and 42,699,529 shares issued and outstanding, respectively
Stock payable	93,741	74,418
Accumulated comprehensive loss	4,554	13,420
Accumulated deficit	(36,546,506)	(34,579,980)
Total Stockholders' Equity	(817,356)	515,322
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 599,370	$ 1,264,805

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Year Ended
March 31,
	2012	2011
REVENUES
Lab revenue	$ 2,286,956	$ 1,751,176
License revenue	42,709	88,027
Total Revenues	2,329,665	1,839,203

COST OF SALES	1,091,585	716,880

GROSS PROFIT	1,238,080	1,122,323

OPERATING EXPENSES
Salaries and wages	1,221,611	1,368,396
Depreciation and amortization expense	137,989	66,005
Impairment of long lived assets	119,603	-
Impairment of goodwill	202,688	-
General and administrative expenses	1,232,229	1,713,784
Total Operating Expenses	2,914,120	3,148,185

OPERATING LOSS	(1,676,040)	(2,025,862)

OTHER INCOME AND (EXPENSES)
Interest income	128	2,663
Interest expense	(274,114)	(6,803)
Other income	50,746	203,468
Other expense	(67,246)	(74,497)

Total Other Income and Expenses	(290,486)	124,831

NET LOSS	(1,966,526)	(1,901,031)
Foreign currency translation	(8,866)	(1,005)
NET COMPREHENSIVE LOSS	$ (1,975,392)	$ (1,902,036)

NET LOSS ATTRIBUTABLE TO COMMON	$ (1,975,392)	$ (1,902,036)
STOCKHOLDERS

Loss per Share Basic and Diluted	$ (0.05)	$ (0.05)
Weighted Average Number of Shares Outstanding, Basic and Diluted	43,588,970	41,170,487

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 3/31/2010	39,700,831	$ 33,526,490	$ 88,745	$ (32,678,949)	$ 14,425	$ 950,711

Stock for Services	707,876	233,251	(14,521)	-	-	218,730

Stock for RSU's	105,882	20,118	-	-	-	20,118

Exercise of Options - Cash	50,000	27,000	-	-	-	27,000

Exercise of Options-Cashless	149,819	-	-	-	-	-

Employee Bonus	279,707	129,107	(7,806)	-	-	121,301

Option Expense	-	339,088	-	-	-	339,088

Stock for Cash	1,705,414	600,000	8,000	-	-	608,000

Debt Discount	-	132,410		-	-	132,410

Foreign Currency Translation	-	-	-	-	(1,005)	(1,005)

Net Loss through 03/31/2011	-	-	-	(1,901,031)	-	(1,901,031)

Balance at 03/31/2011	42,699,529	35,007,464	74,418	(34,579,980)	13,420	515,322

Stock for Services	1,673,335	193,932	27,323	-	-	221,255

Stock for RSU's	176,472	38,824	-	-	-	38,824

Warrant Expense	-	90,211	-	-	-	90,211

Exercise of Warrants	260,000	39,000		-	-	39,000

Option Expense	-	147,058	-	-	-	147,058

Stock for Cash	80,000	8,000	(8,000)	-	-	-

Debt Discount	-	106,366		-	-	106,366

Foreign Currency Translation	-	-	-	-	(8,866)	(8,866)

Net Loss through 03/31/2012	-	-	-	(1,966,526)	-	(1,966,526)

Balance at 03/31/2012	44,889,336	$ 35,630,855	$ 93,741	$ (36,546,506)	$ 4,554	$ (817,356)

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,966,526)	$ (1,901,031)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	231,973	6,803
Depreciation and amortization	137,989	66,005
Common stock issued for services	165,725	341,340
Amortization of fair value of stock options	147,058	339,088
(Gain)/Loss on stock issued for services and compensation	(36,413)	(55,609)
Stock payable for services	131,241	74,418
Warrants issued for debt	90,211	-
Impairment of long lived assets	119,603	-
Impairment of goodwill	202,688	-
Increase/(Decrease) in inventory reserve	(5,837)	43,000

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(99,849)	(22,137)
(Increase) decrease in prepaid expenses	(15,388)	(25,329)
(Increase) decrease in inventories	58,961	55,673
(Increase) decrease in other current assets	66,813	(47,594)
(Increase) decrease in other assets	-	1,325
(Decrease) increase in accounts payable and accrued liabilities	176,857	156,887
Increase (decrease) in unearned revenue	51,158	(39,513)
Net Cash Used by Operating Activities	(543,736)	(1,006,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(6,401)	(16,682)
Net Cash Used by Investing Activities	(6,401)	(16,682)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of options	-	27,000
Proceeds from exercise of warrants	39,000	-
Proceeds from the purchase of stock	-	608,000
Proceeds from bank line of credit	39,050	-
Principal payments on bank line of credit	(2,715)	-
Proceeds from notes payable	485,000	315,000
Principal payments on debt	(201,332)	-
Net Cash Provided by Financing Activities	359,003	950,000

Foreign currency translation	(8,866)	(1,005)
Net Decrease in Cash	(200,000)	(74,361)
Cash at Beginning of Year	215,780	290,141
Cash at End of Year	$ 15,780	$ 215,780

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	March 31,
NON-CASH INVESTING & FINANCING ACTIVITIES	2012	2011

Common stock issued for services (stock payable)	$ 13,918	$ 35,427
Common stock issued for conversion of RSUs (stock payable)	52,500	-
Debt Discount	106,366	132,410
Common stock issued for cash (stock payable)	8,000	-

	For the Twelve Months Ended
	March 31,
	2012	2011
CASH PAID FOR:
Interest	$ 3,754	$ -
Income taxes	1,680	20

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2012 and 2011

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

During the fiscal year ended March 31, 2012, PCS began the transition to a new marketing model that would address the challenges presented by the current budgetary cuts in the educational market.  PCS recognizes that its experience in operating learning centers combined with the chaos of our current national education crisis creates a unique opportunity to supplement the current PCS business model through opening learning centers in partnership with schools. This approach combines PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of our existing direct sales efforts.  This marketing approach will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.  PCS developed a relationship with Sage International, an International Baccalaureate charter school based in Boise, to provide the facility and classroom for the afterschool program, and PCS, in exchange, will provide the equipment and support.  The school uses the material during the day as part of the curriculum, and PCS operates for-profit afterschool classes on weekends, evenings, during breaks and after the close of the school day.  PCS conducted successful market tests of holiday camps during November and December of 2011 and in March of 2012, refining and confirming basic assumptions related to the business plan.

The business plan proposes the opening of three learning centers in FY2013, two located in the Boise market, partnering with local schools, and a third opening in a market of strategic importance yet to be determined.  The premise of the business plan is two-fold: 1) learning center revenues will be more consistent and predictable for the company to plan and manage cash and growth; and 2) an established network of learning centers will serve as highly effective

“showrooms” for sales of PCS products and services into neighboring districts.   Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on  a regular basis.

Also related to the transitional emphasis to the learning center business, PCS signed a license and royalty agreement with Creya Learning of India (CL). CL will use PCS content and support services to implement experiential learning curriculums into Indian schools and to build out a network of experiential learning centers in India that will function as premier afterschool locations as well as product showrooms.  PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs.  PCS also participated in a tender in the Kingdom of Saudi Arabia, introducing the educational fundamentals of the PCS learning system and the application of these fundamentals through experiential learning centers; presented learning center and licensing opportunities to a partner in Turkey; entered into preliminary discussions regarding commercial licensing of PCS content with a potential partner in Thailand; and presented learning center and licensing opportunities to a partner in Australia.   PCS will continue to pursue additional international opportunities to offset the continued challenges to the domestic economy and to take advantage of global market needs for PCS type products and services.

In addition to implementing improvements to operations and our business model, PCS successfully settled an ongoing SEC investigation, effective January 5th, with no negative outcomes against PCS, signifying the end of a multi-year distraction and drain on PCS resources. Further, on February 22nd, PCS concluded an associated shareholders’ class action lawsuit.  Executive management feels that the conclusion of these issues greatly improves the ability of the company to focus on the core needs of the business going forward.

Continued product development throughout FY2012 resulted in upgrades to PCS intellectual property, most notably PCS Robotics curriculum, software, and hardware.

In addition to the transition to learning center operations, closure of distractions related to the SEC investigation, and product enhancements, several management changes have been implemented to strengthen capabilities required for executing the marketing shift to learning centers.  Effective January 5, 2012 Robert O. Grover was appointed to serve as Chief Executive Officer.  He succeeds Valerie L. Grindle who resigned on January 4, 2012.  Mr. Grover has spent the last two decades with PCS designing, developing, and creating PCS learning programs and services intended to facilitate student-centered, experiential learning.  Mr. Grover has worked closely with partners and customers in the education industry over the past two decades and knows the complexities of the domestic and international educational marketspace well.  Mr. Grover has traveled extensively throughout the world promoting PCS programs and developing International relationships for the Company. He was appointed to the Idaho District Export Council by the US Secretary of Commerce in January of 2012.  A Merit Scholar, Mr. Grover attended Michigan State University for course work in Astrophysics, Philosophy, Computer Science, and Religious Studies; he attended the University of Idaho for additional coursework in History, Religious Studies, and Philosophy; and graduated with a B.A. in English, Creative Writing and an A.A.S in Management from Boise State University in 1988.

To strengthen financial planning and control capabilities, and better address the reporting needs of a publicly held company, PCS initiated an extensive search for a skilled financial officer in Q2 of FY2012.  As a result, Ms. Leann Gilberg joined PCS in September 2011 as Chief Financial Officer.  Ms. Gilberg has held multiple high-level financial management roles including work with Albertson’s Inc, Resources Global Professionals and two of the leading firms in the public accounting industry – KPMG LLP and Arthur Andersen LLP. She gained extensive business and accounting experience by serving publicly- traded and privately-owned companies and was a Senior Manager with KPMG LLP when she left public accounting in 2003. Her experiences have included audit and consulting engagements, work with internal controls, periodic filings with the SEC, assisting on an initial public offering (IPO), management reporting and financial analysis. Ms. Gilberg, a Certified Public Accountant, earned a Bachelor of Science Degree in Business Administration (Accounting Emphasis) from the University of Montana with a minor in Political Science in 1992. She is a past member and chairperson of the University of Montana Accounting Advisory Board.

                 To strengthen PCS operational capabilities PCS initiated a search in Q3 of FY2012 for a candidate to fill the role of Chief Operating Officer.  As a result, Mr. Brett A. Newbold joined PCS in January of 2012 as an operational advisor and active member of the executive management team. In April 2012 he was appointed COO of PCS.  Mr. Newbold has extensive executive management experience having served the role of CEO, COO, and CTO for a variety of companies both domestic and international over the past three decades.  Mr. Newbold served as a direct report to Larry Ellison for eight years as a Vice President of R&D with Oracle, managing many significant technology initiatives.  In addition, he has served as the Managing Director (CEO role) on several International startups, building them to successful levels and selling them after reaching profitability.  As President of OpenText Corporation, a publicly held company with over 1,000 employees, from February 1997 - October 1998, he tripled revenues and market cap.

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

NOTE 3 – ACCOUNTS RECEIVABLE - OTHER

	March 31,	March 31,
	2012	2011
California Sales Tax	$ -	$ 75,000
Canadian SRED Credit Receivable	15,084	-
GST tax receivable (subsidiary)	2,251	1,281
Employee advance	9,281	2,064
Total Other receivable	$ 26,616	$ 78,345

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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $4,805 and $3,279 for the years ended March 31, 2012 and 2011, respectively.

During the last two fiscal years ending March 31, 2012 and March 31, 2011, the following major customers exceeded 10% of revenue:

	For the Years Ended
	March 31,
	2012		2011
Customer A	$229,992	10%	$315,006	17%

Customers with accounts receivable greater than 10% of total accounts receivable at March 31, 2012 and March 31, 2011, were as follows:

	For the Years Ended
	March 31,
	2012	2011
Customer A	$ 13,728 4%	$ 26,275 9%
Customer B	207,719 57%	130,926 47%

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, notes payable, and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2012 on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)
Goodwill	$ -	$ -	$ -	$ (202,688)

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2011 on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)
	$ -	$ -	$ -	$ -

The standard issued by the FASB concerning the fair value option for financial assets and liabilities became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended March 31, 2012 and 2011 there were no applicable items on which the fair value option was elected.

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

The entire goodwill balance of $202,688 at March 31, 2012, which is not deductible for tax purposes due to the purchase being completed through the exchange of stock, is related to the Company’s acquisition of PCS LabMentors in November 2005. Included within this amount of goodwill are capital costs associated with the acquisition.

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

The Company undertook a Goodwill impairment review during fiscal years 2012 and 2011.  The Company’s evaluation of goodwill completed at March 31, 2012, resulted in a full impairment of the goodwill due to continued operating losses and lack of growth of the subsidiary.  This impairment was recorded as an operating expense of $202,688. No impairment was recorded at March 31, 2011.

Despite the goodwill impairments described, the Company’s Lab Mentors subsidiary has continuing operations and continues to produce revenue.

h. Business Combinations

There were no business combinations during the fiscal years ended March 31, 2012 and 2011.

i. Principles of Consolidation

The accompanying consolidated financial statements consolidate the accounts of the parent company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated through consolidation.

j. Provision for Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recorded net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and results of recent operations.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related taxing authority.  The Company has no uncertain tax positions to disclose.

Net deferred tax assets and liabilities consist of the following components as of March 31, 2012 and 2011:

	March 31,
	2012	2011
Deferred Tax Assets
NOL carryover	$ 5,254,964	$ 4,167,380
Deferred revenue	45,752	42,607
Accrued expenses	25,944	25,801
Idaho ITC	10,558	10,558
Allowance for Bad Debt	1,874	993
Gross deferred tax assets	5,339,092	4,247,339
Valuation allowance	(5,319,531)	(4,152,784)
Net deferred tax asset	$ 19,561	$ $94,555

Deferred Tax Liabilities
Accumulated depreciation	$ (19,561)	$ (94,555)
Other	-	-
Gross deferred tax liabilities	$ (19,561)	$ (94,555)

Net deferred tax assets (liabilities)	$ -	$ -

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	March 31,
	2012	2011
Book income	$ (668,615)	$ (740,569)
State taxes	(98,329)	-
Stock for services/expense	5,758	84,125
Penalties/dues	3,287	4,204
Options expense	95,018	132,244
Goodwill	79,048	-
Other	896	7,849
NOL utilization	-	-
Valuation allowance	582,937	512,147
	$ -	$ -

At March 31, 2012 the Company had a net operating loss carry-forward of approximately $13,474,267 that may be offset against future taxable income.  No tax benefit has been reported in the March 31, 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry-forward may be limited as to use in future years.

The Company and its subsidiary file income tax returns in the United States, Canada, the State of Idaho and the State of California. The statute of limitations on a Federal tax return is the due date of the tax return plus three years.  In the case of NOLs, the year in which the NOL was generated remains open up to the amount of the NOL until the statute of limitations expires on the year it was used.  PCS Edventures first filed a tax return in 1994. Therefore no statutes have closed.  The Company does not have any unrecognized tax benefits to report in the current period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Canadian tax laws allow a company to recoup a significant amount of research and development costs. As a result, the Company has continued to conduct its research and development within Fredericton, New Brunswick and continue to apply for such tax incentives. In addition, income taxes are/will be prepared in accordance with Revenue Canada guidelines so as to maximize additional incentives, when available.

k. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements in accordance with generally accepted accounting standards. Diluted loss per share is equal to basic loss per share as the result of the anti-dilutive nature of the stock equivalents.

	For the Years Ended
	March 31,
	2012	2011
Basic loss per share from operations:
Numerator – loss	$ (1,966,526)	$ (1,901,031)
Denominator - weighted average number of shares outstanding	43,588,970	41,170,487
Loss per share	$ (0.05)	$ (0.05)

l. Recently Issued Accounting Pronouncements

During the year ended March 31, 2012, the Company adopted the following:

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on April 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on April 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. When determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not the reporting unit’s goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Adoption of this ASU did not have a material impact on our financial statements.

m. Educational Software

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

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company will perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment.

The Company reassessed the acquired assets at March 31, 2012 and recognized $92,468 of impairment of intangible assets pertaining to the education software acquired with and subsequently developed at LabMentors.  For the year ended March 31, 2012, the Company recorded amortization of these intangible assets of $101,379.

Despite the asset impairments described, the Company’s Lab Mentors subsidiary has continuing operations and continues to produce revenue.

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

The Company has granted options and warrants to purchase PCS Edventures!.com common stock.  These instruments have been valued using the Black-Scholes model and are fully detailed in Note 12.

NOTE 5 - FIXED ASSETS

Assets and depreciation for the period are as follows:

	March 31,
	2012	2011
Computer/office equipment	$ 10,112	$ 6,912
Server equipment	154,107	182,800
Software	127,355	127,355
Accumulated depreciation	(234,682)	(208,577)
Total Fixed Assets	$ 56,892	$ 108,490

               Fixed Asset depreciation expense for the years ended March 31, 2012 and 2011 was $25,930 and $40,842, respectively.

Due to continued operating losses and lack of growth of the Canadian subsidiary, LabMentors, the Company recognized an impairment charge in the amount of $26, 731 to write down server equipment.

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

Common Stock

During the fiscal year ended March 31, 2012, the Company issued 877,810 shares of common stock as additional compensation to employees. The per share value ranged from $0.03 to $0.49 for a net value of $92,052 based on the closing price of the Company’s common stock on the date of grant. Of the 877,810 shares issued 45,546 were issued in payment of amounts accrued as of March 31, 2011, with a value of $8,623. As of March 31, 2012, a shares payable in the amount of $2,426 has been accrued, representing 48,522 shares that will be issued in future periods.

During the fiscal year ended March 31, 2012, the Company issued 27,662 shares of common stock as a bonus to employees. The per share value was $0.21 for a net value of $5,809 based on the closing price of the Company’s common stock on the date of grant.

During the fiscal year ended March 31, 2012, the Company issued 767,863 shares of common stock for services. The per share value ranged from $0.03 to $0.45 for a net value of $96,068 based on the closing price of the Company’s common stock on the date of grant. Of the 767,863 shares issued, 26,475 were issued in payment of amounts accrued at March 31, 2011 with a value of $5,295.  During the period, $107,255 has been accrued in stock payable, and shares valued at $96,068 have been issued from stock payable for a net reduction in stock payable for services the amount of $11,187. As of March 31, 2012, a shares payable in the amount of $16,481 has been accrued, representing 329,627 shares that will be issued in future periods.

               During the fiscal year ended March 31, 2012, the Company received $39,000 for the exercise of 260,000 outstanding warrants.

During the fiscal year ended March 31, 2012, the Company issued 50,000 shares of restricted Rule 144 common stock to an officer, at $0.10 per share. The officer purchased the restricted Rule 144 common stock for cash in fiscal year 2011 and the purchase was included in Stock Payable during the year ended March 31, 2011 in the amount of $5,000.

During the fiscal year ended March 31, 2012, the Company issued 30,000 shares of restricted Rule 144 common stock to a consultant at $0.10 per share. The consultant had purchased the restricted Rule 144 common stock for cash in fiscal year 2011 and the purchase was included in Stock Payable during the year ended March 31, 2011 in the amount of $3,000.

During the fiscal year ending March 31, 2012, the Company recognized $106,366 in debt discount as an increase to stockholders’ equity pursuant to the terms of convertible promissory notes issued with attached warrants.  The debt discount consists of a beneficial conversion feature and attached warrants.  See Note 7.

During the fiscal year ended March 31, 2012, the Company expensed amounts related to stock options granted in the current period as well as prior periods valued at $147,058.

During the fiscal year ended March 31, 2012, the Company expensed amounts related to warrants granted to holders of promissory notes as consideration in exchange for an extension of the maturity date of the notes valued at $90,211.

During the fiscal year ended March 31, 2012, the Company recognized restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit.  Each restricted stock unit is valued at $0.85, based on the closing price of the Company’s common stock at the date of grant.  These restricted stock units were awarded to non-management directors in RSU agreements on September 23, 2010.  These agreements called for payment of current year director fees, $30,000 per non-management director, of which there were three, via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  The resulting expense of $90,000 was recognized ratably over the service period.  During the fiscal year ended March 31, 2012, 176,472 shares were issued in satisfaction of RSU’s for which the 12 month service and re-election requirements were met.  These shares were valued at the market value on the date these requirements were met, resulting in a value of $38,824.  Stock Payable was reduced by a total of $90,000, a portion of which ($52,500) was expensed in the period ended March 31, 2011.  A gain of $51,176 was recognized upon the settlement of the amount owed. The gain was calculated as the difference between the value of the stock on the date the service requirements were met, $38,824, and the amount expensed over the service period, $90,000.  A similar award was made for fiscal year 2012. The Company accrued an amount of $52,500 during the period related to shares subscribed for services performed.

During the fiscal year ended March 31, 2012, the Company granted 200,000 shares of restricted stock to an officer.  Shares are immediately forfeited if the officer is not an employee of the Company at the date that Rule 144 of the current rules of the Securities and Exchange Commission provides that the restrictions are removed and the restricted stock may be registered or otherwise qualified for sale. The stock certificate was issued and is being held at PCS until the shares are fully vested in April 2012.  The shares vest over a six-month period and are valued at $.11 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  The value of the shares is being amortized over the vesting period in the amount of $3,667 per month.

During the fiscal year ended March 31, 2011, the Company issued 50,000 shares of common stock upon exercise of employee stock options and received cash proceeds of $27,000.

During the fiscal year ended March 31, 2011, the Company issued 149,819 shares of common stock upon exercise of employee stock options issued in cashless transactions.

During the fiscal year ended March 31, 2011, the Company issued 279,707 shares of common stock as additional compensation to employees. The per share value ranged from $0.13 to $0.90 for a net value of $129,107 based on the closing price of the Company’s common stock on the date of grant.  Of the 279,707 shares issued 9,312 were issued in payment of amounts accrued as of March 31, 2010, with a value of $7,806.

 During the fiscal year ended March 31, 2011, the Company issued 707,876 shares of common stock for services. The per share value ranged from $0.12 to $0.81 for a net value of $233,251 based on the closing price of the Company’s common stock on the date of grant.  Of the 707,876 shares issued, 33,196 were issued in payment of amounts accrued at March 31, 2010 with a value of $28,439.  During the period, $194,124 has been accrued in stock payable, and shares valued at $208,645 have been issued from stock payable for a net reduction in stock payable for services the amount of $14,521.   As of March 31, 2011, a shares payable in the amount of $13,918 has been accrued, representing 72,021 shares that will be issued in future periods.

During the year ended March 31, 2011, the Company issued 1,705,414 shares of common stock for $600,000 in cash. For every three shares of the first 750,000 shares of common stock purchased, the purchaser received one warrant that entitles the holder to purchase one share of common stock at a price of $0.60 per share and expires two years from the date issued.  For every 2.55 shares of the next 955,414 shares of common stock purchased, the purchaser received one PCS warrant that entitles the holder to purchase one share of common stock at a price of $0.20 per share and expires two years from the date issued.  A total of 625,000 warrants were issued, with a relative fair market value of $115,109.  The warrants were valued using the Black Scholes Valuation Model using the stock price on the date of grant, discount rates ranging from 0.46% to 0.81%, and volatility ranging from 102% to 116%.

During the year ended March 31, 2011, the Company expensed amounts related to stock options granted in the current and prior periods totaling $339,088.

During the fiscal year ended March 31, 2011, the Company converted 105,882 restricted stock units (“RSUs”) to common stock for non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each common stock share is valued at $0.85, based on the closing price of the Company’s common stock at the date of RSU grant. In addition, the non-management directors were issued new RSU agreements on September 23, 2010.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2011, $52,500 is accrued under Stock payable.

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

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2012 there are no preferred shares issued or outstanding.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2012 and March 31, 2011

	March 31,
	2012	2011
Notes Payable	$ 283,668	$ 100,000
Line of Credit	36,335	-
Convertible Notes	315,000	215,000
Debt discount	-	(125,607)
Total Notes Payable	$ 635,003	$ 189,393

Notes Payable

On April 11, 2011, the Company repaid that certain note dated March 7, 2011, in the amount of $101,458. The payment consisted of $100,000 in principal and $1,458 in interest. The interest paid included $1,000 that was accrued as of March 31, 2011, in Accrued Expenses and was expensed in the previous period.  The interest rate was fifteen percent (15%) per annum.  The note was accompanied by a warrant to purchase 100,000 shares of restricted Rule 144 common stock at $0.17 per share.  The warrant expires 36 months from date of funding. This fair value of the warrant was recorded as a debt discount and amortized over the term of the loan using the effective interest method.  The warrant was evaluated for embedded derivatives in accordance with ASC 815 and was found to not include any embedded derivatives.  The warrant was valued using the Black Scholes Valuation Model.  The total value of the discount pertaining to this note was $10,931.

On December 30, 2011, the Company entered into a Note Payable in the amount of $30,000.  The note bears interest at ten percent (10%) per annum and was due on February 28, 2012.  This note was subsequently extended to July 31, 2012.

On January 6, 2012 the Company entered into a promissory note in the amount of $35,000.  The note paid interest at ten percent (10.0%) per annum.  The note was due and payable with accrued interest on or before March 6, 2012 and was secured by certain accounts receivable of the Company.  Upon collection of the pledged receivables the amount was rolled into a new Promissory Note dated January 26, 2012 in the aggregate amount of $175,000 with interest payable at fifteen percent (15%) per annum.  This note was due and payable on or before April 10, 2012.  The aggregate amount of $175,000 plus accrued interest was paid in full on April 18, 2012 upon receipt of the receivable related to the pledged purchase order used to secure the January 26, 2012 note.  The January 26, 2012 note included attached warrants to purchase 175,000 shares of restricted Rule 144 common stock at a rate of $0.12 per share for the first 18 months and $0.18 per share for the remaining 18 months.  The warrants expire 36 months from date of agreement. . The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $8,006.

On January 13, 2012 the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000.  The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013.  Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution.  Principal payments of $1,332 had been paid as of March 31, 2012.

On March 14, 2012 the Company entered into a promissory note for $10,000.  The note bears interest at ten percent (10%) and is due and payable on or before April 30, 2012.  This note was subsequently extended and is due and payable on or before July 31, 2012.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum.  The Company makes variable monthly payments. During the twelve months ended March 31, 2012, the Company had repaid $2,715 of principal.

Convertible Notes

On March 31, 2011, the Company entered into several convertible promissory notes in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  The notes bear interest at ten percent (10.0%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 430,000 restricted Rule 144 common shares. The Notes were due on June 29, 2011, and are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the Note bears to the fair market value of all Intellectual Property of the Borrower.  “Intellectual Property” of the Borrower is defined to mean all trademarks, registered or unregistered, marks, logos, business names, proprietary computer software, curriculum, copyrighted material, registered or unregistered, trade names, patents and patent applications, and all general intangibles relating to the foregoing.  Notwithstanding the foregoing, Intellectual Property shall not include any license, property or contract right the granting of a security in which would be prohibited by law or contract.  The warrants expire 36 months from date of agreements. The notes were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $58,000.  The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $63,479.

The Company extended the due date on the Convertible Notes Payable dated March 31, 2011 in the aggregate amount of $215,000. These notes were originally due on June 29, 2011 and subsequently extended to October 27, and November 27, 2011. In consideration for the first note extension, the Company issued an additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011.  On February 10, 2012, the notes were extended to August 25, 2013, with repayments to be made quarterly beginning in May, 2012, in the amount of $40,000 per quarter with the remaining balance due in August 2013. No additional warrants were issued in connection with the subsequent extensions.  The May 2012 payments have not been paid and at this time the payments on the Notes are past due.  No notice of default has been executed and the Company is negotiating with the Note Holders with respect to these payments.  At the Lender’s sole option, Lenders may elect to receive payment of their respective Note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants.

On June 20, 2011 the Company entered into a convertible promissory note in the amount of $100,000.  The note paid interest at ten percent (10.0%) per annum and included attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares. The Note was due on August 20, 2011. At the Lender’s sole option, Lender could elect to receive payment of this Note and all accrued interest on the due date in restricted Rule 144 common stock of the Borrower at the price per share of said restricted Rule 144 common stock at same rate as the warrants. The warrants expire 36 months from date of agreement. The note was evaluated for embedded derivatives in accordance with ASC 815 and was found to not include any embedded derivatives.  The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $63,862.  The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $36,138.  On September 30, 2011 the due date of this note was extended to November 1, 2011 at the same ten percent (10.0%) per annum rate.  As part of the extension specific accounts receivable were pledged as collateral on the note and as consideration for the extension, additional warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares were granted to the Lender.  The attached warrants were valued using the Black Scholes Valuation Model, resulting in a fair value of $28,216 that was expensed at date of issue.  The note was repaid in full on November 7, 2011, the same day as the receivable that had been pledged as collateral was collected.

On February 29, 2012 the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000.  The notes bear interest at ten percent (10.0%) per annum and are due on May 30, 2012.  At the sole option each respective Lender, the outstanding balance of the Notes may be converted into shares of Rule 144 Restricted Common Stock of the Borrower at a price per share of $ .05.  In the event Lender elects to convert any outstanding balance due under this Note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise.  At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the Note.  In such event, the remaining balance of principal and interest shall be converted as provided under the Note agreement.  The notes were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  Two Notes in an aggregate amount of $50,000 were extended and are now due and payable on July 31, 2012.  On June 14, 2012 the third Note, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the Convertible Promissory Note.

The total amount of the debt discounts calculated upon issuance of all promissory notes during fiscal years 2012 and 2011 were $106,366 and $132,410, respectively.  Total amortization of the debt discount of $231,973 and $6,803 was charged to interest expense during the years ended March 31, 2012 and 2011, respectively.  Amortization of the debt discount is calculated using the effective interest method.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in May 2012. Rent expense for the corporate offices was $127,251 and $120,875 for the years ended March 31, 2012 and 2011, respectively, under this lease arrangement.  This lease was extended for 13 months beginning June 1, 2012.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expires in June 2012.  Rent expense for the warehouse was $16,800 and $17,736 for the years ended March 31, 2012 and 2011, respectively.  This lease was extended for 24 months beginning July 1, 2012.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense during that period.  Effective October 2010 LabMentors entered into a five year office lease.  The rent is to be paid in Canadian dollars (CAD).  Rent expense, converted to USD, for LabMentors was $18,457 and $8,373 for the years ended March 31, 2012 and 2011, respectively.  This lease was cancelled effective July 1, 2012.  Employees will be working from their respective homes until a new lease is negotiated.

Minimum lease obligation
over the next 5 years

Fiscal Year	Amount (USD)
2013	128,402
2014	41,941
2015	3,975
2016	-
2017	-

b. Litigation

(i)  On January 3, 2012, the U.S. District Court for the District of Idaho signed the Final Judgment in the Securities and Exchange Commission (the “SEC”) case pursuant to the Consent that the Company and Mr. Anthony Maher, its former CEO, had previously executed.  Without admitting or denying the allegations of the Complaint, the Company and Mr. Maher consented to the entry of the Final Judgment which, among other things: permanently restrained and enjoined the Company from violations of, and permanently restrained and enjoined Mr. Maher from aiding and abetting violations of, Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-11 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 13(a) of the Exchange Act and Rule 13a-14 thereunder; barred Mr. Maher from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act, for a period of five years from the date of the entry of the Final Judgment; and ordered Mr. Maher to pay a civil penalty in the amount of $100,000 to be paid in equal quarterly amounts of $25,000. There were no monetary sanctions imposed against the Company.

(ii) Class Action Lawsuit:  The Company, along with its former CEO and former CFO, was named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  In September, the Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  On October 5, 2011, the Court granted preliminary approval to the settlement, and approved the notices that were sent to potential class members. At the Settlement Fairness Hearing on February 22, 2012, the Court gave final approval to the settlement and entered the Final Judgment and Order of Dismissal With Prejudice.  The class action was settled for $665,000, with the Company’s insurance carrier providing most of the settlement funds. In accordance with the Court ordered settlement, all settlement funds were paid on or before February 29, 2012.

c. Contingencies

During the year ended March 31, 2012, the Company worked with the State of California and a private consulting firm specializing in California State sales and use tax in relation to a review of sales and use tax for our California customers during the period April 1, 2002 through June 30, 2011.  During this period, there was an estimated $0.6 million in reportable sales in which the Company did not file or collect sales and use tax, as required by California State law. The review determined that approximately $60,000 in prior period sales and use tax, including interest and late fees, was due to the California State Board of Equalization (“BOE”) as of June 30, 2011. Of this amount the Company was successful in collecting approximately $41,000 from prior customers. A check in the amount of $41,473was mailed to the BOE on August 31, 2011 and applied against the liability leaving a balance of $7,146 in sales and use tax and $13,316 in interest. The Company was able to work with the BOE to have all penalties allotted, relieved from the account. The estimated recognized loss due to the inability to collect from customers was decreased to adjust the reported loss during fiscal year 2011 from $30,000 to approximately $7,100 during the quarter ending September 30, 2011.  The company was able to establish a payment plan with the Board of Equalization to begin payments starting February 20th, 2012 in the amount of $3,542 per month until the remaining balance is paid in full.  The final payment is expected to be paid in July 2012.

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

NOTE 10 – GOODWILL

The entire goodwill balance of $202,688 at March 31, 2011, which was related to the Company’s acquisition of PCS LabMentors in November 2005 was impaired as of March 31, 2012. The goodwill was not deductible for tax purposes due to the purchase being completed through the exchange of stock, Included within the amount of goodwill were capital costs associated with the acquisition. The capitalized costs were incurred for accounting, consulting and legal fees associated with the transaction. With the acquisition of PCS LabMentors, the Company gained LabMentors’ significant interest in the technical college market and increased the Company’s products available for sale to educational outlets. The Company also obtained the information technology and programming expertise of LabMentors’ workforce, gained additional cost optimization and gained greater market flexibility in optimizing market information and access to collegiate level sales.

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

                The Company undertook a goodwill impairment review during fiscal years 2012 and 2011. After reviewing current operating losses and future growth potential of the subsidiary, the Company determined that a full impairment of the goodwill was necessary as of March 31, 2012.  This impairment was recorded as an operating expense of $202,688.  No impairment was recorded at March 31, 2011.

Despite the goodwill impairments described, the Company’s Lab Mentors subsidiary has continuing operations and continues to produce revenue.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2012 and March 31, 2011.

	March 31,	March 31,
	2012	2011
Credit card debt	$ 56,872	$ 39,768
Interest payable	31,915	1,000
Sales tax payable	14,030	105,377
Professional fees: legal, accounting & other	953	482
BOE printer payout	-	2,439
Total accrued expenses	$ 103,770	$ 149,066

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2010	20,759,370	7,871,085	8,955,196	3,933,089	3,578,589	354,500

Warrants	1,155,000			1,155,000
Common Stock	1,537,285	2,290,000	737,014	(1,489,729)
Balance as of March 31, 2011	23,451,655	10,161,085	9,692,210	3,598,360	2,419,430	1,178,930

Warrants	1,455,000		260,000	1,195,000
Common Stock	275,000	623,751		(348,751)
Balance as of March 31, 2012	25,181,655	10,784,836	9,952,210	4,444,609	3,337,109	1,107,500

During the year ended March 31, 2011, the Company had 737,014 common stock options exercised by employees, for per share exercise prices ranging from $0.50 to $0.54. Of this amount, 149,819 were issued in a cashless exercise.  No common stock options were exercised during the year ended March 31, 2012.

During the year ended March 31, 2012 and 2011, the Company had 623,751 and 2,290,000 common stock options cancelled or expired, respectively. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being purchased prior to the stated expiration date.

During the year ended March 31, 2012, the Company had 260,000 warrants exercised at a price of $0.15 per share.

On March 31, 2011, the Company issued short term notes payable in the aggregate amount of $215,000 for interest at 10% per annum and purchase warrants of 430,000 shares of common stock.  The aggregate notes are collateralized by the Intellectual Property of the Company whereby the collateral is equal to the portion of the IP that the ratio of the principal bears to the fair market value of all Intellectual Property of the Company. The stock purchase warrants expire in 36 months and allow the warrant holders to purchase shares of the Company’s common stock at a price of $0.15 per share. The per share  price represented a 25% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the note.  The warrants’ computed volatility is 130.17%.  A risk free interest rate of 1.29% was used to value the warrants. The Company extended the due date on these Convertible Notes Payable and in consideration for the first note extension the Company issued an additional 430,000 in restricted Rule 144 common stock warrants under the same terms and conditions as the original warrants..

On April 27, 2011, the Company issued contingent warrants to purchase an aggregate of 200,000 shares of restricted Rule 144 common stock at $0.35 per share. The conversion of the warrants to common stock is based upon the successful creation of a predetermined sales or distribution agreement that generates recognized revenue in an amount no less than $250,000. The warrant expires 36 months from date of warrant. Due to the fact that these warrants are contingently exercisable and the contingency is not resolved, no amount has been recorded for these warrants.

On May 31, 2011, the Company granted 275,000 incentive options to an officer.  These options were issued as additional incentive compensation. The options vest over a six month period and are exercisable at $0.17 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.   The options were valued using the Black-Scholes valuation model.   The options have an expected volatility rate of 147.21% calculated using the Company stock price for a two-year period beginning June 24, 2010.  A risk free interest rate of 0.79% was used to value the options.  The total value of these options of $36,473.

On June 20, 2011, the Company entered into a convertible promissory note in the amount of $100,000.  The note included attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares. The warrants expire 36 months from date of agreement. The per share  price represented an 11.7% discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the note.  The warrants’ computed volatility is 159.30%.  A risk free interest rate of 0.68% was used to value the warrants using the Black Scholes Model.  The beneficial conversion feature pertaining to the promissory note and attached warrants were valued and a debt discount of $100,000 was recorded.  On September 30, 2011 the due date of this note was extended and as consideration for the extension, additional warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for a total of 200,000 restricted Rule 144 common shares were granted to the Lender.  The per share  price represented an 11.7 % discount from the closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the note.  The warrants’ computed volatility is 164.98%.  A risk free interest rate of 0.42% was used to value the warrants using the Black Scholes Model.  The value of the warrants issued for the extension of the maturity date was expensed.

On June 29, 2011, the Company granted a stock purchase agreement to a consultant for 250,000 stock purchase warrants. Each purchase warrant is convertible into one share of restricted Rule 144 common stock at $0.17 per share. The purchase warrant is contingent upon the delivery of a signed distribution agreement and receipt of revenue by the Company in an amount of no less than $250,000 (USD). The warrant expires 36 months from the effective date. Due to the fact that these warrants are contingently exercisable and the contingency is not resolved, no amount has been recorded for these warrants.

On January 26, 2012, the Company entered into a promissory note in the amount of $175,000.  The note included attached warrants to purchase 175,000 shares of restricted Rule 144 common stock at a rate of $0.12 per share for the first 18 months and $0.18 per share for the remaining 18 months.  The warrants expire 36 months from date of agreement. The per share  price represented a premium  on the $0.05 closing price of the Company’s common stock on the OTC Bulletin Board on the commencement date of the note.  The warrants’ computed volatility is 220.47%.  A risk free interest rate of 0.31% was used to value the warrants using the Black Scholes Model.  The value calculated was recorded as a debt discount and amortized over the term of the loan.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2012, the Company converted 176,472 restricted stock units (“RSUs”) payable to common stock for non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each common stock share is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. In addition, the non-management directors were issued new RSU agreements on September 14, 2011.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.20, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2012, $52,500 is accrued under Stock payable.

During the fiscal year ended March 31, 2012, the Company granted 200,000 shares of restricted stock to an officer.  Shares are immediately forfeited if the officer is not an employee of the Company at the date that Rule 144 of the current rules of the Securities and Exchange Commission provides that the restrictions are removed and the restricted stock may be registered or otherwise qualified for sale. The stock certificate was issued and is being held at PCS until the shares are fully vested in April 2012.  The shares vest over a six-month period and are valued at $.11 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  The value of the shares is being amortized over the vesting period in the amount of $3,667 per month.

During the year ended March 31, 2012 and 2011, the Company issued 27,662 and 69,868, shares of common stock, respectively, to J. Khoury, an officer of LabMentors, our wholly owned subsidiary, for bonuses for a net value of $5,809 and $23,906, based on the closing price of our common stock at the grant dates.

On January 1, 2012, the Company executed an at will employment agreement with Anthony Maher, former CEO and Board member, which rescinds a previous employment agreement dated August 26, 2011.  Maher’s responsibility as an employee of the Company shall be to assist the Company, its Chief Executive Officer, Chief Financial Officer and

Board of Directors in Business Development, Strategic Planning related thereto, the EB-5 Immigration Program, Corporate Finance, and such other responsibilities as the Company, its Board of Directors, Chief Executive Officer and Chief Financial Officer may request from time to time with a monthly salary of $7,500 with standard benefits.

On March 16, 2012, the Company executed an employment agreement with Brett A. Newbold as the Company’s new Chief Operating Officer.  The agreement is at will after six-months, unless terminated for cause.  Mr. Newbold’s responsibility are to increase operating efficiencies, reduce costs as appropriate, direct product development and increase sales and marketing to support the strategic plan as defined by the Board of Directors and executive management team. Mr. Newbold will be paid a salary of $5,000 per month with standard benefits.  In conjunction with the employment agreement, the Company granted Mr. Newbold 100,000 shares of restricted common shares of PCS stock.  Said shares are fully vested immediately.  In addition to the monthly salary and the aforementioned 100,000 shares of common restricted stock, the Company will issue to Newbold 150,000 shares of Incentive Stock Options, at the closing price on the date this agreement is effective.  Said ISOs shall vest 12 months from the date of this agreement, contingent upon Newbold’s continued employment with the Company and the Company reaching the incentive defined goal of increasing revenue, increasing operations efficiencies and reducing costs resulting in PCS achieving a cash flow positive position.

During the fiscal year ended March 31, 2012, the Company entered into various loan transactions with members of the Board of Directors, shareholders and an employee.  The loans were done at arms length and are fully disclosed in Note 7.

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

During the year ended March 31, 2011, the Company had 70,255 common stock options exercised in a cashless transaction by an officer. The per share values ranged from $0.50 to $0.54, for a net value of $36,946.

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

NOTE 14 – ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 30 to 45 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The allowance is based on the prior three-year historical uncollectable accounts as a percentage of sales.  Total bad debt allowance as of March 31, 2012 and 2011, was $4,805 and $3,279, respectively.  The bad debt expense for the year ending March 31, 2012 and 2011 was $1,526 and $12,541, respectively.

NOTE 15 – OTHER ASSETS

During the year ended March 31, 2009, the Company contracted for the production of a plastic mold (a covering for the third generation proprietary electronic controller, “The Brain”). The Brain is incorporated into the AORC and AOR products.  The cost of the mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2012, the Company had amortized 2,805 units.  Due to usage of the mold being slower than anticipated an additional amortization charge of $4,592 was recorded during the year ended March 31, 2012 to better approximate straight-line depreciation.  Amortization of the mold is included in cost of sales.

NOTE 16 – OTHER INCOME

Other income is made up of the following at March 31, 2012 and March 31, 2011.

	2012	2011
Reimbursement of legal fees (i)	$ -	$ 202,820
State of California BOE settlement true-up	23,070	-
SR&ED refund	15,134	-
Recovery of previously written off receivables	10,186
Other	2,356	648
Total Other Income	$ 50,746	$ 203,468

(i)

Refund for prior year legal expenses related to PCS’ directors and officers insurance carrier’s denial of coverage. See Item 3. Legal Proceedings or Note 8 (b)(ii).

NOTE 17 - SUBSEQUENT EVENTS

On April 4, 2012, the Company reconvened the Special Meeting of Shareholders which was adjourned on March 14, 2012, due to lack of a quorum present.  Two proposals were submitted to and approved by the Company’s shareholders.  The holders of 24,537,546 shares of common stock, representing 55.16% of the outstanding shares entitled to vote as of the record date and which constituted a quorum, were represented at the meeting in person or by proxy.  Proposal No. 1 increased our authorized no par value common stock from 60,000,000 to 90,000,000.  Proposal No. 2 increased the shares of common stock available for grants, incentive or other purposes under our 2009 Equity Incentive Plan from 4,000,000 shares to 8,000,000.

The Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company were filed with the Secretary of State, of the State of Idaho effective April 9, 2012.

On April 27, 2012, a Registration Statement on Form S-8 was filed adding the additional 4,000,000 shares to the 2009 Equity Compensation Plan (the “Plan”) of PCS Edventures!.com, Inc. (the “Company”) and incorporates by reference all of the information contained in the Company’s S-8 Registration Statement filed with the Securities and Exchange Commission on November 19, 2009 (SEC File No. 333-163232), related to the registration of the initial 4,000,000 shares authorized by the Company’s Board of Directors and stockholders for grants, awards and stock issuances under the Plan.

On April 18, 2012, we agreed to enter into a Promissory Note with Anthony A. Maher for $25,000 at an annual rate of 7.5% interest.  The balance is due in full on or before April 18, 2017.

On April 23, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc. a Delaware corporation (“Asher”) , whereby we issued an 8% Convertible Promissory Note in an aggregate amount of $32,500, convertible into shares of Common Stock of the Company at the expiration of six months, at a discount to market of 42% of the Market Price, which means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  The Convertible Promissory Note has a due date of January 26, 2013; can be pre-paid, subject to varying Optional Prepayment Date payments ranging from 125% if prepaid during the first 30 days to 150% if prepaid prior to the expiration of 180 days.  Conversion is restricted so that Asher’s conversions will not result in an ownership of more than 4.99% of the outstanding Common Stock of the Company.  The Company is at all times required to reserve at least four times the amount of shares that may be subject to conversion at any time for issuance on conversion.  Asher also has a first right of refusal on any additional funding of up to $100,000.

The Asher documents contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle Asher to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Promissory Note.

Asher is an “accredited investor” as that term is defined in Rule 501 of Regulation D of the Securities and Exchange Commission.  These securities were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant Section 4(2) thereof.

On June 5, 2012, we entered into a second Securities Purchase Agreement with Asher whereby we issued an 8% Convertible Promissory Note in an aggregate amount of $28,750, convertible into shares of Common Stock of the Company under the same terms as the first note dated April 23, 2012.

On June 7, 2012, Leann R. Gilberg, Robert O. Grover and Brett A. Newbold, three of our officers, as well as one employee shareholder, and one additional shareholder, each converted his/her respective $2,400 Convertible Promissory Note dated May 3, 2012, into 60,288 shares of our “restricted” common stock in accordance with the terms of said Convertible Promissory Notes.  Form 4’s were filed for the three officers on June 12, 2012.

On June 13, 2012, our $15,000 Convertible Promissory Note with Anthony A. Maher and our $35,000 Convertible Promissory Note with Maher Family Partnership, LLP,  dated February 29, 2012, were extended from the original respective due dates of May 31, 2012, to July 31, 2012, under the terms and conditions of the original Promissory Notes.

On June 14, 2012, a Convertible Promissory Note Holder and one of our shareholders, converted a $50,000 Convertible Promissory Note dated February 29, 2012, into 1,028,770 shares of our “restricted” common stock in accordance with the terms of his Convertible Promissory Note.

On June 14, 2012, we executed a Promissory Note with a Note Holder and one of our shareholders, for $60,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The Promissory Note is due on or before August 14, 2012.  There is no conversion feature associated with this Promissory Note.

For the period April 1, 2012, through July 9, 2012, the Company issued 48,522 shares of common stock to employees as additional benefits. The per share price was determined based upon the closing price on the date of the grant. The price per share for these issuances was $0.05 for a valuation of $2,426.24. Of the 48,522 shares issued, all shares were issued in payment of amounts accrued at March 31, 2012 with a value of $2,426.24.

For the period April 1, 2012, through July 9, 2012, the Company issued 281,027 shares of common stock to consultants for services rendered. The per share price was determined based upon the closing price on the date of the grant. The price per share for these issuances was $0.05 for a valuation of $14,051.35. Of the 281,027 shares issued, all shares were issued in payment of amounts accrued at March 31, 2012 with a value of $14,051.35.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  The Company’s year-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  In addition, two personnel positions turned over in the finance area just prior to year-end and training new personnel has taken time.

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  As a result of its review, management identified a material weakness in the internal control over financial reporting.  This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Based on this evaluation, our management, with the participation of the principal executive officer, concluded that, as of March 31, 2012, our internal control over financial reporting was not effective.  Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  In addition, two personnel positions turned over in the finance area just prior to year-end and training new personnel has taken time.

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

Effective September 12, 2011, Ms. Leann Gilberg assumed the position of Chief Financial Officer.

On January 4, 2012, Ms. Grindle resigned as Chief Executive Officer and member of the Board.  On January 5, 2012, Mr. Robert O. Grover was appointed as Chief Executive Officer, as reported on Form 8-K filed with the SEC on January 6, 2012.

Item 9(B). Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Position
Robert O. Grover	49	Chief Executive Officer
Leann R. Gilberg	42	Chief Financial Officer
Brett A. Newbold	59	Chief Operating Officer
Donald J. Farley	64	Secretary
Michael K. McMurray	66	Director
Dehryl A. Dennis	71	Director

Term of Office.

The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held no later than September of each year. The annual meeting of the

Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.

Robert O. Grover.  On January 5, 2012, Mr. Grover was appointed Chief Executive Officer,  Mr. Grover became Executive Vice President in May 1996 and served as President, Chief Operating Officer, and Chief Technology Officer from March 2010 until January 2012. Mr. Grover has been instrumental in the continued development and growth of the PCS family of products. Mr. Grover joined PCS at its inception.  Mr. Grover graduated from Boise State University in 1987 with a Bachelor of Arts degree in English and an A.A.S. in Business Management.

Leann R. Gilberg.  Ms. Gilberg joined PCS in September 2011 as Chief Financial Officer.  She has held multiple high-level financial management roles.  From March 2010 – September 2011 she was a Consultant with Resources Global Professionals.  She worked as an independent accounting consultant for publicly held clients from April 2005 – March 2010, and served as Financial Reporting Manager with Albertson’s Inc, from November 2003 – April 2005.  From 1992-2003 she worked with two of the leading firms in the public accounting industry – KPMG LLP and Arthur Andersen LLP. She gained extensive business and accounting experience by serving publicly- traded and privately-owned companies and was a Senior Manager with KPMG LLP when she left public accounting in 2003. Ms. Gilberg, a Certified Public Accountant, earned a Bachelor of Science Degree in Business Administration (Accounting Emphasis) from the University of Montana with a minor in Political Science in 1992.

Brett A. Newbold.  On March 16, 2012, Mr. Newbold was hired as the Chief Operating Officer.  He joined PCS Edventures!.com, Inc. (“PCS”) as an operations consultant in January of 2012.  He has extensive executive management experience having served in the roles of CEO, COO, and CTO for a variety of companies, both domestic and international, over many years. Mr. Newbold served as a direct report to Larry Ellison (Oracle, ORCL) for eight years as a Vice President of R&D managing market and technology initiatives.  For the last two years, he worked as a Digital Signal Processing Research Manager at Transparent Language Inc. and for the two prior years, he was CTO at Cooler, Inc.

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

Involvement in Certain Legal Proceedings.

With the exception of the consent judgment involving the Company’s former Chief Financial Officer Ms. Stith and the Final Judgment involving the Company’s former Chief Executive Officer Mr. Maher in the Securities and Exchange Commission (the “SEC”) case discussed in Note 8(b), during the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

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

Compliance with Section 16(a) of the Exchange Act.

Based solely on review of the copies of such forms furnished to us, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors were timely filed during fiscal year 2012 with the exception of the below:

Form 3 filed for Officer, Brett A. Newbold on June 13, 2012 to report initial Restricted Stock Award approved upon hire, issued on April 9, 2012.

Form 4’s filed for non-management Directors, Dehryl A Dennis, Donald J. Farley and Michael K. McMurray on June 7, 2012, for the Restricted Stock Awards granted with a transaction date of September14, 2011.

Form 4’s filed for Officers, Leann R. Gilberg, Robert O. Grover and Valerie L. Grindle on January 3, 2012, for Restricted Stock issued for services rendered with a transaction date of December 15, 2011.

Code of Ethics.

We adopted a Code of Ethics and it was attached as Exhibit 14 to our 2004 Annual Report. The Code was revised in 2010 and is available on our web site at https://edventures.com.

Nominating Committee.

No changes have been made to the process by which shareholders may nominate a person or persons to serve as a member of the Company’s Board of Directors.

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Michael K. McMurray and Dehryl A. Dennis. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC on during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2010-2012

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2010 through March 31, 2012.  During the fiscal year ended March 31, 2012, Mr. Grover’s salary comprised 13.5% of the total compensation paid to all employees, Ms. Gilberg’s salary comprised 5.1% of the total compensation paid to all employees and Mr. Newbold’s salary comprised less than 1% of the total compensation paid to all employees. While Ms. Grindle’s salary comprised 13.4% of the total compensation paid to all employees, and Mr. Maher’s salary comprised 10.8% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	Total ($)
				($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert O. Grover, CEO	3/31/2012	(iii) 100,000	5,300	22,000	-	-	-	(i)	127,300
	3/31/2011	(iii) 99,133	-	-	180,000	-	-	(i)	279,133
	3/31/2010	(iii) 81,667	-	18,333	-	-	-	(i)	100,000
Leann R. Gilberg, CFO (ii)	3/31/2012	(iii) 48,815	-	-	-	-	-	(i)	48,815
	3/31/2011	-	-	-	-	-	-	(i)	-
	3/31/2010	-	-	-	-	-	-	(i)	-
Brett A. Newbold, COO (ii)	3/31/2012	2,500	-	-	-	-	-	(i)	2,500
	3/31/2011	-	-	-	-	-	-	(i)	-
	3/31/2010	-	-	-	-	-	-	(i)	-
Valerie L. Grindle, Former CEO and Sr. V.P. of Finance and Administration, CFO (ii)	3/31/2012	(iii) 80,833	-	-	46,750	-	-	(i)	127,583
	3/31/2011	(iii) 2,429	-	-	-	-	-	(i)	2,429
	3/31/2010	-	-	-	-	-	-	(i)	-
Anthony A. Maher Former CEO, Former Chairman of the Board	3/31/2012	(iii) 102,500	-	-	-	-	-	(i)	102,500
	3/31/2011	(iii) 114,785	-	-	82,510	-	-	(i)	197,295
	3/31/2010	(iii) 106,000	-	14,000	-	-	-	(i)	120,000

(i) Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

(ii) Ms. Gilberg’s compensation is pro-rated based on a hire date of September 15, 2011. Mr. Newbold’s compensation is pro-rated based on a hire date of March 16, 2012.  Ms. Grindle’s compensation is pro-rated based on her resignation effective January 04, 2012.

(iii) 80% of Salary paid in cash and 20% of salary paid in Restricted Rule 144 Stock under the 2009 Equity Incentive Plan through January 15, 2012.

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2012

The following table outlines the equity-based awards granted to our executive officers for the fiscal year ended March 31, 2012.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Robert O. Grover, CEO	10/31/2011	N/A	N/A	N/A	N/A	N/A	N/A	200,000	N/A	$0.11
Leann R. Gilberg, CFO	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Brett A. Newbold, COO	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Anthony A. Maher, Former CEO, Former Chairman	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Valerie L. Grindle Former, CEO and Senior V.P. of Finance and Administration, CFO	05/03/2011	N/A	N/A	N/A	N/A	275,000	275,000	N/A	N/A	0.17

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert O. Grover	-	-	300,000	$ 0.60	06/17/15	-	-	200,000	22,000
Leann R. Gilberg	-	-	N/A	N/A	N/A	-	-	N/A	N/A
Brett A. Newbold	-	-	N/A	N/A	N/A	-	-	N/A	N/A
Valerie L. Grindle	275,000	-	N/A	$ 0.17	05/31/16	-	-	N/A	N/A
Anthony A Maher	183,355	-	N/A	$ 0.45	09/27/20	-	-	N/A	N/A

                Effective May 2009, in an effort to reduce cash outflow, the officers assumed a 20% cash compensation reduction and receive the 20% in restricted Rule 144 common stock.  This was in effect through January 15, 2012. The Company also makes available medical and dental insurance coverage for its officers and other U.S. employees.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Robert O. Grover	-	-	200,000 (i)	N/A
Leann R. Gilberg	-	-	N/A	N/A
Brett A. Newbold	-	-	N/A	N/A
Anthony A. Maher	-	-	N/A	N/A
Valerie L. Grindle	-	-	N/A	N/A

(i)

During the fiscal year ended March 31, 2012, the Company granted 200,000 shares of restricted stock to Mr. Grover.  Shares are immediately forfeited if the officer is not an employee of the Company at the date that Rule 144 of the current rules of the Securities and Exchange Commission provides that the restrictions are removed and the restricted stock may be registered or otherwise qualified for sale. The stock certificate was issued and is being held at PCS until the shares are fully vested in April 2012.  The shares vest over a six-month period and are valued at $.11 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  The value of the shares is being amortized over the vesting period in the amount of $3,667 per month.

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Michael K. McMurray and Dehryl A Dennis. Mr. McMurray is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Compensation of Directors.

Effective October 1, 2009, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board to be $30,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines.  Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. As of March 31, 2012, the Company had accrued $52,500 of director fees. The CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board.

The following table shows awards and payments to outside Directors of our Board for fiscal year 2012 as compensation..

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dehryl Dennis	0	30,000	0	0	0	0	30,000
Donald Farley	0	30,000	0	0	0	0	30,000
Michael McMurray	0	30,000	0	0	0	0	30,000

Employment Agreements

We have written employment agreements with three employees:

Brett A. Newbold, Chief Operating Officer - The contract with Mr. Newbold provides for a six-month Employment Agreement whereby he is to be paid $5,000 in cash and an additional 5,000 shares per month in restricted stock awards.  The Employment Agreement cannot be terminated by PCS during the six-month period without cause.  Mr. Newbold received 100,000 shares of restricted stock as a signing bonus.  He was also granted options to purchase 150,000 shares of PCS common stock under the PCS 2009 Equity Incentive Plan, with an exercise price of $0.04 per share based on the market value of the stock on the date of the grant.  Mr. Newbold is also eligible for standard benefits provided to all employees.

Anthony A. Maher, Former Chief Executive Officer and Former Director of the Company - Mr. Maher, an employee of the Company, resigned as an Officer and a Director of the Company last summer and was given an Employment Contract that was filed with the Securities and Exchange Commission on October 12, 2011 on a Form 8-K Current Report dated October 10, 2011.  Mr. Maher had been assisting the Company in the business development and finance areas.  January 16, 2012, Anthony A. Maher returned from medical leave.  An Amended Employment Agreement was executed effective January 1, 2012, rescinding effective December 31, 2011, the prior Employment Agreement dated August 26, 2011.  Under this Agreement, Mr. Maher receives a monthly salary of $7,500 plus standard insurance benefits available to all employees and is an at will employee of the Company. He will report to the CEO and CFO and his role will be advisory.

Joseph A. Khoury, our subsidiary President - The contract with Mr. Khoury was effective December 1, 2005 and expires after six months. The contract automatically renews for twelve-month periods, but may be terminated with ninety (90) days written notice by either party. The contract provides for a salary of $60,000 (Canadian dollars) per year, as well as issuance of Rule 144 stock if certain performance goals are met by the subsidiary as established by the Board.

Stock Option Plans and Other Incentive Compensation Plans.

On August 27, 2009, the Board of Directors adopted and the shareholder’s approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan was designed to replace the existing 2004 Nonqualified

Stock Option Plan (“2004 Plan”). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those if the shareholders and to motivate, attract, and retain its employees and provide an incentive for outstanding performance. An 8K was filed on November 19, 2009 registering the Plan. On April 4, 2012, the Board adopted and the shareholders approved an Amendment to an increase in the number of shares of common stock available for grants, incentive or other purposes under the Company’s 2009 Equity Incentive Plan from 4,000,000 shares to 8,000,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management.

CERTAIN BENEFICIAL OWNERS

 The following table outlines information provided to the Company as of March 31, 2012 regarding beneficial ownership of PCS Common Stock by the Company’s directors, executive management, and any beneficial owners.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units

				Total	Percentage Owned
	(4)				(3)
Robert O. Grover, CEO	612,583	300,000	200,000	1,112,583	2.48%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Leann R. Gilberg CFO	127,555	-	-	127,555	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Brett A. Newbold COO	-	-	100,000 (2)	100,000	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Dehryl A. Dennis Director	135,788	20,971	150,000	306,759	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Donald J. Farley Secretary	818,117	330,313	150,000	1,298,430	2.89%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Michael K. McMurray Director	356,006	74,466	150,000	580,472	1.29%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
Anthony A. Maher (5) Former CEO and Chairman of the Board	2,485,117	183,355	-	2,668,472	5.94%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
All officers and directors as a group	4,535,166	909,105	750,000	6,194,271	13.80%
(seven persons)

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

(2)

Restricted Stock Award granted April 9, 2012

(3)

Based upon 44,889,336 shares issued and outstanding as of March 31, 2012.

(4)

This is the amount exercisable by the directors and executive officers as of March 31, 2012.

(5)

Includes (i) 2,628,972 shares owned of record by Mr. Maher; (ii) 9,500 shares which are beneficially owned by Sullivan Maher, LLC, for which Mr. Maher acts as a manager; (iii) 30,000 shares owned by the Maher Family Partnership LLP.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

During the year ended March 31, 2012, the Company converted an aggregate 176,472 restricted stock units (“RSUs”) payable to common stock to three non-management directors, A. Dennis, M. McMurray, and D. Farley, for services rendered at a rate of one share of common stock for each restricted stock unit. Each non-management director received 58,824 shares of common stock.  Each common stock share is valued at $0.51, based on the closing price of the Company’s common stock at the date of grant. In addition, the non-management directors were issued new RSU agreements on September 14, 2011.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and re-election at the next annual shareholder meeting.  Each restricted stock unit is valued at $0.20, based on the closing price of the Company’s common stock at the date of grant. As of March 31, 2012, $52,500 is accrued under Stock payable.

During the fiscal year ended March 31, 2012, the Company granted 200,000 shares of restricted stock to R. Grover, an officer and member of the board of directors.  Shares are immediately forfeited if the officer is not an employee of the Company at the date that Rule 144 of the current rules of the Securities and Exchange Commission provides that the restrictions are removed and the restricted stock may be registered or otherwise qualified for sale. The stock certificate was issued and is being held at PCS until the shares are fully vested in April 2012.  The shares vest over a six-month period and are valued at $.11 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  The value of the shares is being amortized over the vesting period in the amount of $3,667 per month.

During the year ended March 31, 2012 and 2011, the Company issued 27,662 and 69,868, shares of common stock, respectively, to J Khoury, an officer of LabMentors, our wholly owned subsidiary, for bonuses for a net value of $5,809 and $23,906, based on the closing price of our common stock at the grant dates.

On January 1, 2012, the Company executed an at will employment agreement with A. Maher, former CEO and former Board member, which rescinds a previous employment agreement dated August 26, 2011.  Maher’s responsibility as an employee of the Company shall be to assist the Company, its Chief Executive Officer, Chief Financial Officer and Board of Directors in Business Development, Strategic Planning related thereto, the EB-5 Immigration Program, Corporate Finance, and such other responsibilities as the Company, its Board of Directors, Chief Executive Officer and Chief Financial Officer may request from time to time with a monthly salary of $7,500 with standard benefits.

On March 16, 2012, the Company executed an employment agreement with B. Newbold as the Company’s new Chief Operating Officer.  The agreement is at will after six-months, unless terminated for cause.  Mr. Newbold’s responsibility are to increase operating efficiencies, reduce costs as appropriate, direct product development and increase sales and marketing to support the strategic plan as defined by the Board of Directors and executive management team.  Mr. Newbold will be paid a salary of $5,000 per month with standard benefits.  In conjunction with the employment agreement, the Company granted Mr. Newbold 100,000 shares of restricted common shares of PCS stock.  Said shares are fully vested immediately.  In addition to the monthly salary and the aforementioned 100,000 shares of common restricted stock, the Company will issue to Newbold 150,000 shares of Incentive Stock Options, at the closing price on the date this agreement is effective.  Said ISOs shall vest 12 months from the date of this agreement, contingent upon Newbold’s continued employment with the Company and the Company reaching the incentive defined goal of increasing revenue, increasing operations efficiencies and reducing costs resulting in PCS achieving a cash flow positive position.

During the fiscal year ended March 31, 2012, the Company entered into various loan transactions with members of the Board of Directors (D. Farley), shareholders (T. Hackett) and an employee (A. Maher).  The loans were done at arms length and are fully disclosed in Note 7.

Parents.

None, not applicable.

Promoters and Control Persons.

None, not applicable

Director Independence.

We believe that all members of our Board of Directors with the exception of our Chief Executive Officer, Robert O. Grover, are independent based on the following definition of NASDAQ, which is quoted below from Rule 5605(a)(2):   “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For purposes of this rule, “Family Member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. The following persons shall not be considered independent:

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

Our Board of Directors has adopted this definition of an “independent director” even though we are not required to have independent directors.

Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Fee Category	FY2012	FY2011

Audit Fee	$ 59,625	$ 53,875
Audit Related Fee
All Other Fees
Total Fees	$ 59,625	$ 53,875

Pre-approval and Policies

The Audit Committee must approve all audit and non-audit engagements of our independent public accounting firm in writing.

Part IV

Item 15. Exhibits.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit 3.1            Second Amended and Restated Articles of Incorporation Filed October 2, 2006.

Exhibit 3.2

Articles of Amendment to Second Amended and Restated Articles of Incorporation filed April 4, 2012.

Exhibit 3.2

Third Amended By-Laws.

Exhibit 14

Code of Ethics.

Exhibit 10.1

Form of Promissory Note, 8-K filed May 9, 2012.

Exhibit 10.2

Securities Purchase Agreement, 8-K filed April 30, 2012.

Exhibit 10.3

Convertible Promissory Note, 8-K filed April 30, 2012.

Exhibit 10.4

Form of Promissory Note, 8-K filed April 4, 2012.

Exhibit 10.5

Stipulation of Settlement, 8-K filed October 12, 2011.

Exhibit 10.6

Court Order, 8-K filed October 12, 2011.

Exhibit 10.7

Form of Extension, 8-K filed October 6, 2011.

Exhibit 10.8

Form of Extension, 8-K filed October 6, 2011.

Exhibit 10.9

Form of Additional Warrants, 8-K filed October 6, 2011.

Exhibit 10.10

Memorandum of Understanding, 8-K filed September 6, 2011.

Exhibit 10.11

Form of Extension, 8-K filed July 14, 2011.

Exhibit 10.12

Promissory Note, 8-K filed June 22, 2011.

Exhibit 10.13

Warrant, 8-K filed June 22, 2011.

Exhibit 10.14

Form of Promissory Note, 8-K filed April 7, 2011.

Exhibit 10.15

Form of Security Agreement, 8-K filed April 7, 2011.

Exhibit 10.16

Form of Warrant, 8-K filed April 7, 2011.

Exhibit 21

Subsidiaries of the Company

Exhibit 31.1

302 Certification.

Exhibit 31.2

302 Certification.

Exhibit 32.1

906 Certification.

Exhibit 32.2

906 Certification.

101 INS

XBRL Instance Document*

101 PRE

XBRL Taxonomy Extension Presentation Linkbase Document*

101 LAB

XBRL Taxonomy Extension Label Linkbase Document*

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document*

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document*

101 SCH

XBRL Taxonomy Extension Schema Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 11, 2012	By:	/s/ Robert O. Grover
Robert O. Grover CEO

Dated:	July 11, 2012	By:	/s/Leann R. Gilberg
Leann R. Gilberg CFO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	July 11, 2012	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	July 11, 2012	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Dated:	July 11, 2012	By:	/s/Michael K. McMurray
Michael K. McMurray
Director