Form 10-Q
period 2012-06-30
PCS EDVENTURES COM INC
filed 2012-08-20
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

August 15, 2012: 47,153,704 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	June 30, 2012 (Unaudited)	March 31, 2012

CURRENT ASSETS
Cash	$ 24,678	$ 15,780
Accounts receivable, net of allowance for doubtful accounts of $4,805 and $4,805, respectively	266,191	362,748
Prepaid expenses	35,718	58,309
Finished goods inventory	113,555	55,335
Other receivable	17,946	26,616
Total Current Assets	458,088	518,788

FIXED ASSETS, net of accumulated depreciation of $239,361 and $234,682, respectively	52,213	56,892

OTHER ASSETS
Mold Cost	14,980	15,868
Deposits	7,371	7,822
Total Other Assets	22,351	23,690
TOTAL ASSETS	$ 532,652	$ 599,370

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY

	June 30, 2012 (Unaudited)	March 31, 2012

CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 583,770	$ 459,672
Payroll liabilities payable	42,041	100,967
Accrued expenses	93,284	103,770
Deferred revenue	203,483	117,314
Convertible notes payable, net of discount	266,651	315,000
Derivative liabilities	112,017	-
Note payable, net of discount	167,151	283,668
Lines of credit payable	35,233	36,335
Total Current Liabilities	1,503,630	1,416,726

Note payable, long term	25,000	-
Total Long Term Note Payable	25,000	-

Total Liabilities	1,528,630	1,416,726

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 90,000,000	35,732,460	35,630,855
authorized shares, 45,418,885 and 44,889,336 shares issued and outstanding, respectively
Stock payable	175,883	93,741
Accumulated comprehensive loss	(1,997)	4,554
Accumulated deficit	(36,902,324)	(36,546,506)
Total Stockholders' Equity	(995,978)	(817,356)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 532,652	$ 599,370

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,
	2012	2011
REVENUES
Lab revenue	$ 358,799	$ 503,317
International service revenue	107,518	-
LabMentors revenues	77,664	48,467
Learning Center revenues	11,907	-
License revenue	9,144	12,006
Total Revenues	565,032	563,790

COST OF SALES	274,340	275,431

GROSS PROFIT	290,692	288,359

OPERATING EXPENSES
Salaries and wages	308,350	304,237
Depreciation and amortization	4,679	55,340
General and administrative expenses	241,663	388,652
Total Operating Expenses	554,692	748,229

OPERATING LOSS	(264,000)	(459,870)

OTHER INCOME AND EXPENSES
Change in fair value of derivatives	(77,227)	-
Interest income	-	77
Other income	7,504	1,251
Interest expense	(22,095)	(145,077)
Other expense	-	(1,161)
Total Other Income/(Expense)	(91,818)	(144,910)

NET LOSS	(355,818)	(604,780)
Foreign currency translation	(6,551)	(2,340)
NET COMPREHENSIVE LOSS	$ (362,369)	$ (607,120)

Loss per Share Basic and Diluted	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding Basic and Diluted	45,284,144	42,829,001

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity

 (Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders'
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/12	44,889,336	$35,630,855	$93,741	$(36,546,506)	$4,554	$(817,356)

Stock for Services	329,549	16,477	(2,920)	-	-	13,557

Stock for Bonuses	200,000	22,000	(934)	-	-	21,066

Stock for RSU's	-	-	22,500	-	-	22,500

Conversion of Notes Payable	-	-	63,496	-	-	63,496

Option Expense	-	26,779	-	-	-	26,779

Change in Derivative Liability due to Debt Conversion	-	36,349	-	-	-	36,349
Foreign Currency Translation	-	-	-	-	(6,551)	(6,551)

Net Loss through 06/30/2012	-	-	-	(355,818)	-	(355,818)

Balance at 06/30/2012 (unaudited)	45,418,885	$35,732,460	$175,883	$(36,902,324)	$(1,997)	$ (995,978)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (355,818)	$ (604,780)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	11,540	139,336
Depreciation and amortization	4,679	55,340
Change in fair value of derivative liabilities	77,227	-
Common stock issued for services	57,124	24,636
Stock payable for service	-	52,849
Amortization of fair value of stock options	26,779	46,537
Warrants issued for extension of debt	-	61,995

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	96,557	(6,817)
(Increase) decrease in prepaid expenses	22,591	(134,477)
(Increase) decrease in inventories	(58,219)	35,066
(Increase) decrease in other current assets	8,670	54,174
(Increase) decrease in other assets	1,339	-
(Decrease) increase in accounts payable and accrued liabilities	53,561	99,531
Increase (decrease) in unearned revenue	86,169	107,593
Net Cash Provided (Used) by Operating Activities	32,199	(69,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(3,200)
Net Cash Used by Investing Activities	-	(3,200)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	158,250	100,000
Principal payments on debt	(175,000)	(100,000)
Net Cash Used by Financing Activities	(16,750)	-

Foreign currency translation	(6,551)	(2,340)
Net Increase (Decrease) in Cash	8,898	(74,557)
Cash at Beginning of Period	15,780	215,780
Cash at End of Period	$ 24,678	$ 141,223

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended
	June 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2012	2011
Common stock issued for services (stock payable)	$ 16,478	$ 13,918
Common stock issued for employee bonus (stock payable)	18,333	-
Common stock issued for cash (stock payable)	-	8,000
Conversion of debt	63,496	-
Adjustment to derivative liability due to debt conversion	36,349	-
Debt discount	71,139	-

	For the Three Months Ended
	June 30,
	2012	2011
CASH PAID FOR:
Interest	$ 9,950	$ 1,458
Income Taxes	800	-

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2012

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The June 30, 2012, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2012. The March 31, 2012, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.

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

During the fiscal year ended March 31, 2012, PCS began the transition to a new marketing model that would address the challenges presented by the current budgetary cuts in the educational market.  PCS recognizes that its experience in operating learning centers combined with the chaos of our current national education crisis creates a unique opportunity to supplement the current PCS business model through opening learning centers in partnership with schools.  This approach combines PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of our existing direct sales efforts.  This marketing approach will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.  PCS developed a relationship with Sage International, an International Baccalaureate charter school based in Boise, to provide the facility and classroom for the afterschool program, and PCS, in exchange, provides the equipment and support.  The school uses the material during the day as part of the curriculum, and PCS operates for-profit afterschool classes on weekends, evenings, during breaks and after the close of the school day. PCS conducted successful market tests of holiday camps during November and December of 2011 and in March of 2012, refining and confirming basic assumptions related to the business plan, and opened for afterschool and summer programs in April of 2012.  The PCS Learning Center at Sage generated $11,907 in revenue and $16,052 in expenses for the fiscal quarter ended June 30, 2012 for a net loss of $4,145.

The business plan proposes the continued promotion and growth of the PCS Learning Center at Sage to further demonstrate proof of the concept, and the opening of two additional learning centers in FY2013, one more located in the Boise market, partnering with another local school, and a third opening in a market of strategic importance yet to be determined.  The premise of the business plan is two-fold: 1) learning center revenues will be more consistent and predictable for the Company to plan and manage cash and growth; and 2) an established network of learning centers will serve as highly effective “showrooms” for sales of PCS products and services into neighboring districts.   Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on a regular basis.

Also related to the transitional emphasis to the learning center business, PCS signed a license and royalty agreement with Creya Learning of India (CL). CL will use PCS content and support services to implement experiential learning curriculums into Indian schools and to build out a network of experiential learning centers in India that will function as premier afterschool locations as well as product showrooms.  PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs.  In Q1, FY2013, PCS also executed a STEM consulting agreement with Cultural Innovations for science center and STEM consulting services in the Kingdom of Saudi Arabia and concluded work associated with a tender competition contract initiated in Q2 of FY2012 with Tatweer Holding Company of Saudi Arabia.   PCS will continue to pursue additional international opportunities to offset the continued challenges to the domestic economy and to take advantage of global market needs for PCS type products and services.

Product development in Q1 focused on continued improvements and refinements to PCS products and curriculum, primarily PCS Robotics related materials.  Executive management continues in its conviction that the K12 educational robotics market represents a significant market opportunity for PCS.

Management changes initiated in Q4 of FY2012 have proven effective with the executive management team, comprised of Robert Grover, CEO, Leann Gilberg, CFO, and Brett Newbold, COO, working well together to refine operations, improve cash management, and direct the Company in a new direction that will stabilize revenues and position the Company for growth both domestically and in partner countries around the world.

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

NOTE 4 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	June 30, 2012	March 31, 2012
Computer/office equipment	$ 10,112	$ 10,112
Server equipment	154,107	154,107
Software	127,355	127,355
Accumulated depreciation	(239,361)	(234,682)
Total Fixed Assets	$ 52,213	$ 56,892

                                                                          11

Fixed Asset depreciation expense for the three months ended June 30, 2012 and 2011 was $4,679 and $6,930, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30, 2012	March 31, 2012
Credit card debt	$ 58,089	$ 56,872
Interest payable	30,785	31,915
Sales tax payable	4,410	14,030
Other	-	953
Total accrued expenses	$ 93,284	$ 103,770

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

June 30, 2012		March 31, 2012
Notes Payable - Current	$ 167,151	$ 283,668
Notes Payable - Long Term Line of Credit	25,000 35,233	- 36,335
Convertible Notes	326,250	315,000
Debt Discount	(59,599)	-
Total Notes Payable	$ 494,035	$ 635,003

Notes Payable

On December 30, 2011, the Company entered into a note payable in the amount of $30,000.  The note bears interest at ten percent (10%) per annum and was due on February 28, 2012.  This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012.

On January 6, 2012, the Company entered into a promissory note in the amount of $35,000.  The note paid interest at ten percent (10%) per annum.  The note was due and payable with accrued interest on or before March 6, 2012, and was secured by certain accounts receivable of the Company.  Upon collection of the pledged receivables the amount was rolled into a new promissory note dated January 26, 2012, in the aggregate amount of $175,000 with interest payable at fifteen percent (15%) per annum.  This note was due and payable on or before April 10, 2012.  The aggregate amount of $175,000 plus accrued interest was paid in full on April 18, 2012, upon receipt of the receivable related to the pledged purchase order used to secure the January 26, 2012 note.  The January 26, 2012 note included attached warrants to purchase 175,000 shares of restricted Rule 144 common stock at a rate of $0.12 per share for the first 18 months and $0.18 per share for the remaining 18 months.  The warrants expire 36 months from date of the agreement.  The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $8,006, the balance of which was fully amortized as of March 31, 2012.

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000.  The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013.  Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution.  Principal payments of $2,849 had been paid as of June 30, 2012.

On March 14, 2012, the Company entered into a promissory note for $10,000.  The note bears interest at ten percent (10%) per annum and is due and payable on or before April 30, 2012.  This note was subsequently extended and is due and payable on or before July 31, 2012. On July 30, 2012, the Company repaid this note in the amount of $10,380.83. The payment consisted of $10,000 in principal and $380.83 in accrued interest. The interest paid included $46.58 that was accrued in Interest Payable and expensed as of March 31, 2012.

On April 18, 2012, we agreed to enter into a promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum.  The balance is due in full on or before April 18, 2017.

On June 14, 2012, we executed a promissory note with a note holder and one of our shareholders, for $60,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The promissory note is due on or before August 14, 2012.  There is no conversion feature associated with this promissory note.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050.  The line of credit bears interest at 17.5% per annum.  The Company makes variable monthly payments. As of June 30, 2012, the Company has paid $3,817 in principal leaving a balance of $35,233 payable.

Convertible Notes

On March 31, 2011, the Company entered into several convertible promissory notes in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  The notes bear interest at ten percent (10%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 430,000 restricted Rule 144 common shares. The notes were due on June 29, 2011, and are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the note bears to the fair market value of all Intellectual Property of the Borrower.  “Intellectual Property” of the Borrower is defined to mean all trademarks, registered or unregistered, marks, logos, business names, proprietary computer software, curriculum, copyrighted material, registered or unregistered, trade names, patents and patent applications, and all general intangibles relating to the foregoing.  Notwithstanding the foregoing, Intellectual Property shall not include any license, property or contract right the granting of a security in which would be prohibited by law or contract.  The warrants expire 36 months from date of agreements. The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $58,000.  The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $63,479, the balance of which was fully amortized as of June 30, 2011.

The Company extended the due date on the convertible notes payable dated March 31, 2011 in the aggregate amount of $215,000. These notes were originally due on June 29, 2011 and subsequently extended. In consideration for the first note extension, the Company issued an additional 430,000 in restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011.  On February 10, 2012, the notes were extended to August 25, 2013, with repayments to be made quarterly beginning in May, 2012, in the amount of $40,000 per quarter, with the remaining balance due in August 2013. No additional warrants were issued in connection with subsequent extensions.

On August 1, 2012, the Company issued amendments to the convertible note agreements and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates March 31, 2017.  Not all Lenders have executed the amended agreements at the time of this filing, although the terms were agreed upon prior to issuance of the extension documents and they are all expected to execute.  The May 2012 payments have not been paid and until the amendments are executed by the Lenders the May 2012 payments on the notes are past due.  No notice of default has been executed or received.  At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants.

On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000.  The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012.  At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05.  In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise.  At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note.  In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement.  On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note.  A second extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of October 31, 2012.

On April 23, 2012, we entered into a Securities Purchase Agreement whereby we issued an 8% convertible promissory note in an aggregate amount of $32,500, convertible into shares of common stock of the Company at the expiration of six months, at a discount to market of 42% of the Market Price, which means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  The Company recognized a discount on the debt issued related to the derivative liability.  The Company measured the derivative liability using a lattice model as described in Note 7, of which $2,311 was amortized during the three months ended June 30, 2012.

The convertible promissory note has a due date of January 26, 2013; can be pre-paid, subject to varying Optional Prepayment Date payments ranging from 125% if prepaid during the first 30 days to 150% if prepaid prior to the expiration of 180 days.  Conversion is restricted so that conversions will not result in an ownership of more than 4.99% of the outstanding common stock of the Company by the note holder.  The Company is at all times required to reserve at least four times the amount of shares that may be subject to conversion at any time for issuance on conversion.  The note holder also has a first right of refusal on any additional funding of up to $100,000.

The agreements contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle the note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the convertible promissory note.

The note holder is an “accredited investor” as that term is defined in Rule 501 of Regulation D of the Securities and Exchange Commission.  These securities were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant Section 4(2) thereof.

On June 4, 2012, we entered into a second Securities Purchase Agreement with the same party as the April 23, 2012 agreement, whereby we issued an 8% convertible promissory note in an aggregate amount of $28,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012. The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $28,750, of which $2,045 was amortized during the three months ended June 30, 2012.

On June 7, 2012, Leann R. Gilberg, Robert O. Grover and Brett A. Newbold, three of our officers, as well as one employee shareholder, and one additional shareholder, each converted his/her respective $2,400 convertible promissory note dated May 3, 2012, into 60,288 shares of our “restricted” common stock in accordance with the terms of said convertible promissory notes.  Forms 4 were filed for the three officers on June 12, 2012.   The Company recognized a discount on the debt issued related to the embedded beneficial conversion feature.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value was calculated as $9,889, of which $7,184 was amortized during the three months ended June 30, 2012, at the time of conversion with the remaining balance included in the gain on redemption at conversion.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock. The convertible notes include fluctuating conversion rates. The Company uses a lattice model for valuation of the derivative. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued at each reporting date, with changes in the fair value reported in income in accordance with ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

As discussed in Note 6 under convertible notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of June 30, 2012, the number of shares of common stock issuable upon conversion of promissory notes and warrants could exceed the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.  The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $112,017 at June 30, 2012. The change in fair value of the derivative liabilities for the three months ended June 30, 2012 resulted in a loss of $77,227, which was reported as other income/(expense) in the consolidated statements of operations.

The following presents the derivative liability value by instrument type at June 30, 2012:

June 30,
2012
Convertible Notes	$ 106,073
Common Stock Warrants	5,944
$ 112,017

The fair market value determined for the derivative liability is $112,017.  A total of $71,139 were recorded as a debt discount up to the face value of the note and the excess of $1,040 was expensed.

The following is a summary of changes in the fair market value of the derivative liability during the three months ended June 30, 2012:

Derivative Liability Total
Balance, April 23, 2012
Increase in derivative value due to issuances of convertible notes and tainting of other convertible notes and warrants	$ 108,905
Promissory notes converted during the period	(36,349)
Change in fair market value of derivative liabilities due to mark to market adjustments	39,461
Balance, June 30, 2012	$ 112,017

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended June 30, 2012:

•

The projected volatility curve for each valuation period was based on the historical volatility of the Company.

•

The stock price would fluctuate with the Company projected volatility.

•

An event of default for the convertible note would occur 5% of the time, increasing 1.00% per month to a maximum of 10%.

•

Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%.

•

The monthly trading volume would average $3,136,330 in the period and would increase at 5% per month.

•

The Holder would automatically convert the notes at the greater of two times the conversion price or stock price if the registration was effective and the Company was not in default.

•

The Holder would exercise the warrant at maturity if the stock price was above the exercise price.

•

The Holder would exercise the warrant at target prices starting at the greater of two times the exercise price or the stock price; and lowering such target as the warrants approached maturity.

•

The Holder would automatically convert all of the shares at a stock price of price equal to the target price.

•

The Holder would convert on a monthly basis in amounts not to exceed the average quarters trading volume based on historical performance, assuming the volume would increase by 5% each month.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
	Level 1	Level 2	Level 3	Gain/(loss)
Liabilities
Derivative Liabilities	$ -	$ -	$ 112,017	$(77,227)
	$ -	$ -	$ 112,017	$(77,227)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. Rent expense for the corporate offices was $29,591 and $30,879 for the three months ended June 30, 2012 and 2011, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  Rent expense for the warehouse was $4,200 and $4,200 for the three months ended June 30, 2012 and 2011, respectively.  This lease was extended for 24 months beginning July 1, 2012.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense during that period.  Effective October 2010 LabMentors entered into a five year office lease.  Rent expense, converted to USD, for LabMentors was $4,983 and $4,673 for the three months ended June 30, 2012 and 2011, respectively.  This lease was cancelled effective July 1, 2012 in which the Company incurred a 3 month penalty for opting out early. The Company was able to obtain a new fully furnished office at the National Research Council facility effective July, 1, 2012. The new lease is a three year commitment to be paid in Canadian dollars each month.  Lease payments are $395 per month CAD, before 13% tax, for the first nine months, then increase annually over the three-year term with payments for the final three months of the term being $558 per month CAD, before tax.  The move was initiated as part of the cost savings efforts being implemented within LabMentors and reduces the monthly lease payments.

Minimum lease obligation
over the next 5 years

Fiscal Year	Amount (USD)
2013	$131,897
2014	47,456
2015	10,430
2016	1,646
2017	-

b. Litigation

(i)  On January 3, 2012, the U.S. District Court for the District of Idaho signed the Final Judgment in the SEC case pursuant to the Consent that the Company and Mr. Anthony Maher, its former CEO, had previously executed. Without admitting or denying the allegations of the Complaint, the Company and Mr. Maher consented to the entry of the Final Judgment which, among other things: permanently restrained and enjoined the Company from violations of, and permanently restrained and enjoined Mr. Maher from aiding and abetting violations of, Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-11 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 13(a) of the Exchange Act and Rule 13a-14 thereunder; barred Mr. Maher from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act, for a period of five years from the date of the entry of the Final Judgment; and ordered Mr. Maher to pay a civil penalty in the amount of $100,000 to be paid in equal quarterly amounts of $25,000. There were no monetary sanctions imposed against the Company.

(ii) Class Action Lawsuit:  The Company, along with its former CEO and former Controller, was named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  In September, the Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  On October 5, 2011, the Court granted preliminary approval to the settlement, and approved the notices that were sent to potential class members. At the Settlement Fairness Hearing on February 22, 2012, the Court gave final approval to the settlement and entered the Final Judgment and Order of Dismissal With Prejudice.  The class action was settled for $665,000, with the Company’s insurance carrier providing most of the settlement funds. In accordance with the Court ordered settlement, all settlement funds were paid on or before February 29, 2012.

c. Contingencies

During the year ended March 31, 2012, the Company worked with the State of California and a private consulting firm specializing in California State sales and use tax in relation to a review of sales and use tax for our California customers during the period April 1, 2002 through June 30, 2011.  During this period, there was an estimated $0.6 million in reportable sales in which the Company did not file or collect sales and use tax, as required by California State law. The review determined that approximately $60,000 in prior period sales and use tax, including interest and late fees, was due to the California State Board of Equalization (“BOE”) as of June 30, 2011. Of this amount the Company was successful in collecting approximately $41,000 from prior customers. A check in the amount of $41,473 was mailed to the BOE on August 31, 2011 and applied against the liability leaving a balance of $7,146 in sales and use tax and $13,316 in interest. The Company was able to work with the BOE to have all penalties allotted, relieved from the account. The estimated recognized loss due to the inability to collect from customers was decreased to adjust the reported loss during fiscal year 2011 from $30,000 to approximately $7,100 during the quarter ending September 30, 2011.  The Company was able to establish a payment plan with the Board of Equalization to begin payments starting February 20th, 2012 in the amount of $3,542 per month until the remaining balance is paid in full.  The final payment was paid in July 2012.

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

On April 27, 2012, a Registration Statement on Form S-8 was filed adding the additional 4,000,000 shares to the 2009 Equity Compensation Plan (the “Plan”) of the Company and incorporates by reference all of the information contained in the Company’s S-8 Registration Statement filed with the Securities and Exchange Commission on November 19, 2009 (SEC File No. 333-163232), related to the registration of the initial 4,000,000 shares authorized by the Company’s Board of Directors and stockholders for grants, awards and stock issuances under the Plan.

During the three months ended June 30, 2012, the Company issued 329,549 shares of common stock for services. The per share value was $0.05 for a net value of $16,477 based on the closing price of the Company’s common stock on the date of grant. These shares were issued in payment of amounts accrued at March 31, 2012. During the period, $13,557 has been accrued in stock payable that will be issued in future periods.  The net reduction in stock payable for services during the period was $2,920.

During the three-month period ended June 30, 2012, the Company issued 200,000 shares of restricted Rule 144 common stock to an officer at $0.11 per share.  The total value of the award was $22,000.  The officer received the grant in fiscal year 2012 and the shares vested over six months.  Stock Payable was accrued during the year ended March 31, 2012 in the amount of $18,334. During the three months ended June 30, 2012, the Company accrued $17,400 for stock bonuses to be paid to two officers and one employee.  The net change in stock payable for bonuses during the period was a decrease of $934.

During the three-month period ended June 30, 2012, the Company recognized $22,500 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit.  Each restricted stock unit is valued at $0.20, based on the closing price of the Company’s common stock at the date of grant.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.

During the three months ended June 30, 2012, the Company accrued $63,496 representing 1,330,210 shares of common stock to be issued for conversion of notes payable.  The notes were converted within the terms of the convertible note agreement, therefore, no gain or loss was recorded.

During the three-month period ended June 30, 2012, the Company expensed amounts related to stock options granted in the current period as well as prior periods valued at $26,779.

During the three months ended June 30, 2012, the Company recognized $36,349 for the change in Derivative Liabilities due to conversion of convertible notes payable.  See Note 7.

NOTE 11 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended June 30, 2012 and 2011, are based on 45,284,144 and 42,829,001, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

NOTE 12 - DEPRECIATION AND AMORTIZATION EXPENSE

During the three-month period ended June 30, 2012 and 2011, the Company had depreciation and amortization expense of $4,679 and $55,340, respectively.  These amounts were related to depreciation and amortization of fixed assets, educational software, and intellectual property for the quarter.

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2012	25,181,655	10,784,836	9,952,210	4,444,609	3,337,109	1,107,500

Warrants	-	-	-	-
Common Stock Options	1,450,000	990,000	-	460,000
Balance as of June 30, 2012	26,631,655	11,774,836	9,952,210	4,904,609	2,797,109	2,107,500

On March 16, 2012, the Company granted 150,000 incentive stock options to an officer.    The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 219.31% calculated using the Company stock price over the period beginning June 1, 2009 through the date of issue.  A risk free interest rate of 0.21% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $5,915.  The options vest over a 12-month period and are exercisable at $0.04 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the three-months ended June 30, 2012, $1,479 in value of the options was expensed.

On April 13, 2012, the Company granted 450,000 incentive stock options to an officer.    The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 220.15% calculated using the Company stock price over the period June 1, 2009 through date of issue.  A risk free interest rate of 0.41% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $22,192.  The options vest over a two year period and are exercisable at $0.05 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the three-months ended June 30, 2012, $9,247 in value of the options was expensed.

On May 15, 2011, the Company granted 850,000 incentive stock options to an officer.    The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue.  A risk free interest rate of 0.38 % was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175.  The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the three-months ended June 30, 2012, $1,283 in value of the options was expensed.

NOTE 14 - SUBSEQUENT EVENTS

Effective July 1, 2012, the Company entered into a new lease agreement for office space for its subsidiary, LabMentors.  Lease payments are $388 per month for the first nine months then increase annually over the three year term with payments for the final three months being $549 per month.  The move was initiated as part of the cost savings efforts being implemented within LabMentors and reduces the monthly lease payments.

On July 16, 2012, we entered into a third Securities Purchase Agreement with the same party as our April 23 and June 4, 2012 agreements, whereby we issued an 8% convertible promissory note in an aggregate amount of $13,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012.

On July 17, 2012, the Company issued 122,942 shares of common stock as benefits to employees, valued at $5,376, based on the closing price of the Company’s common stock on the date of grant.

On July 17, 2012, the Company issued 281,667 shares of common stock for consulting services rendered valued at $13,111, based on the closing price of the Company’s common stock on the date of grant.

On July 17, 2012, the Company issued 301,440 shares of common stock for the conversion of promissory notes to a group of five lenders, valued at $12,058, based on the closing price of the Company’s common stock on the date of conversion.

On July 17, 2012, the Company issued 1,028,770 shares of common stock for the conversion of a promissory note, valued at $51,439, based on the closing price of the Company’s common stock on the date of conversion.

On July 17, 2012, we entered into a loan transaction in the amount of $560,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC.  The transaction involved the issuance of a promissory note, which is payable with interest of 15% per annum, in cash on or before September 30, 2012. PCS has agreed to issue 100,000 warrants with a 36 month term at $0.15 per share exercise price. The promissory note is secured by a purchase order in the amount of $741,780 dated July 16, 2012. The loan proceeds were utilized to purchase inventory to fulfill the Purchase Order, bring certain vendors and payable accounts current, and finance the operations and logistics required to fulfill and support the order.

On July 30, 2012, the Company repaid in full the promissory note dated March 14, 2012 in the amount of $10,380.83. The payment consisted of $10,000 in principal and $380.83 in accrued interest. The interest paid included $46.58 that was accrued in Interest Payable and expensed as of March 31, 2012.

On July 31, 2012, the Company executed a second extension on two notes in an aggregate amount of $50,000 dated February 29, 2012.  The extension extends the maturity date to October 31, 2012, while all other terms and conditions of the original notes remain in effect.

On July 31, 2012, the Company executed a second extension on a note in the amount of $30,000 dated December 30, 2011. The note was due on February 28, 2012.  This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012.

On August 1, 2012, the Company amended warrants previously issued to a group of eight note holders on March 31, 2011 and June 27, 2011, adjusting the expiration date from March 31, 2014 to March 31, 2017. The expiration date was extended in consideration for the extension of the promissory note due dates.

On August 3, 2012, Todd R. Hackett was appointed to serve as a member of the Board of Directors until the next annual meeting of the Company or his prior resignation or termination.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-K for the year ended March 31, 2012.

Plan of Operation

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

Results of Operations

For the quarter ended June 30, 2012, the Company reported a net comprehensive loss of ($362,369) as compared to a net comprehensive loss for the quarter ended June 30, 2011, of ($607,120), a 40% improvement in bottom line.  Reduced operating expenses and a decrease in interest and debt expense due to the discounting of debt and the issuance of warrants attached to financing in the prior year, partially offset by the loss on the change in fair value of derivatives in the current year, resulted in reduction of the net loss.  The Basic Loss per Share for the quarter ended June 30, 2012, is ($0.01), which is equivalent to the ($0.01) loss per share for the three-month period ended June 30, 2011.

Revenue for the quarter ended June 30, 2012, was $565,032, as compared to revenue during the quarter ended June 30, 2011 of $563,790. Cost of sales and gross profit as a percentage of sales were consistent between the periods as well.

Operating expenses for the three-month period ended June 30, 2012, decreased by $193,537 (26%) to $554,692, as compared to $748,229 for the three-month period ended June 30, 2011.   The table below identifies the quarter over quarter changes:

Operating Expenses
Option Warrant expense	($ 81,753)	(1)
Contract labor	(29,077)	(2)
Depreciation	(50,661)	(3)
Employee Insurance Benefits	(10,428)	(4)
Legal	(10,401)	(5)
Marketing	(11,725)	(6)
Public Relations	13,029
Other, net	(12,521)
	($193,537)

1)

Option Warrant expense decreased due to older grants expiring and fully vesting.

2)

Contract labor decreased due to termination of the relationship with the public relations firm and business development consultant.

3)

Depreciation decreased due to full impairment recorded on LabMentors assets in Q4 FY2012.

4)

Employee insurance benefits decreased due to larger portions being paid by employees.

5)

Decrease in legal expense due to negotiated settlement with insurance carrier as related to the SEC investigation.

6)

Marketing costs decreased due fewer trade shows attended and fewer lead generation campaigns.

Total other income (expense) for Q1 FY 2013 and FY 2012 was ($91,818) and ($144,910), respectively.  The change was primarily due to interest expense recorded in FY2012 resulting from the discounting of debt and the issuance of warrants attached to financing associated with the short term notes payable issued, which was partially offset by the charge due to the change in fair value of derivatives recorded in the current quarter.

Liquidity

Cash provided by operations for Q1 was $32,199 compared to cash used by operations of ($69,017) in the same period last year.  The Company ended the first quarter of FY 2013 with $24,678 in cash, total current assets of $458,088 and total current liabilities of $1,503,630, resulting in a working capital deficit of $1,045,542 compared to a working capital deficit of $317,623 for the quarter ended June 30, 2011.  The Company had a current ratio at June 30, 2012 and 2011 of 0.30 and 0.69, respectively.  This decrease in liquidity was due primarily to continuing net losses which were partially financed through short term debt and minimal equity financing.  We have an accumulated deficit of ($36,902,324) and shareholders’ equity of ($995,978).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, were effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

(i)  On January 3, 2012, the U.S. District Court for the District of Idaho signed the Final Judgment in the SEC case pursuant to the Consent that the Company and Mr. Anthony Maher, its former CEO, had previously executed. Without admitting or denying the allegations of the Complaint, the Company and Mr. Maher consented to the entry of the Final Judgment which, among other things: permanently restrained and enjoined the Company from violations of, and permanently restrained and enjoined Mr. Maher from aiding and abetting violations of, Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-11 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; permanently restrained and enjoined Mr. Maher from violations of Section 13(a) of the Exchange Act and Rule 13a-14 thereunder; barred Mr. Maher from serving as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act, as amended, or that is required to file reports pursuant to Section 15(d) of the Exchange Act, for a period of five years from the date of the entry of the Final Judgment; and ordered Mr. Maher to pay a civil penalty in the amount of $100,000 to be paid in equal quarterly amounts of $25,000. There were no monetary sanctions imposed against the Company.

 (ii) Class Action Lawsuit:  The Company, along with its former CEO and former Controller, was named in a class action lawsuit (Niederklein v. PCS Edventures!.com, Inc., et al., U.S. District Court for the District of Idaho, Case 1:10-cv-00479-CWD).  The class action was brought on behalf of shareholders who purchased shares of the Company’s common stock during the period between March 28, 2007 and August 15, 2007.  In September, the Company announced that it had entered into an agreement to settle the class action lawsuit, subject to further proceedings and approval by the Court.  While the Company denies the allegations made in the class action lawsuit, the settlement was entered to eliminate the burden and expense of further litigation.  On October 5, 2011, the Court granted preliminary approval to the settlement, and approved the notices that were sent to potential class members. At the Settlement Fairness Hearing on February 22, 2012, the Court gave final approval to the settlement and entered the Final Judgment and Order of Dismissal With Prejudice.  The class action was settled for $665,000 with the Company’s insurance carrier providing most of the settlement funds.  In accordance with the Court ordered settlement, all settlement funds were paid on or before February 29, 2012.

Item 2. Recent Sale of Unregistered Securities.

Name of Person or Group	Shares	Consideration
**Consultants	50,400	$ 2,520
**Legal Consultants	230,627	11,531
* Employees: Bonus	200,000	22,000
* Employees: Benefits	48,522	2,426
	529,549	$ 38,477

* Issued as Restricted Securities under the 2009 Equity Incentive Plan; the shares issuable thereunder are registered on Form S-8 of the SEC.

** We issued these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506 of the SEC; and each person had prior access to all material information about us.  We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons, save for compliance with state notice and fee requirements, as may be applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Identification of Exhibit.

10.1	Employment Agreement for Robert O. Grover

10.2	Employment Agreement for Leann R. Gilberg

10.3	Employment Agreement for Brett A. Newbold

31.1	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.
31.2	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s chief accounting officer. Filed herewith.
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

PCS EDVENTURES!.COM, INC.

Dated:	August 20, 2012	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

Dated:	August 20, 2012	By:	/s/Leann R. Gilberg
Leann R. Gilberg
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 20, 2012	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	August 20, 2012	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	August 20, 2012	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director

Dated:	August 20, 2012	By:	/s/Todd R. Hackett
Todd R. Hackett
Director