Form 10-Q/A
period 2012-06-30
PCS EDVENTURES COM INC
filed 2012-09-13
CIK 1122020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 15, 2012: 47,153,704 shares of Common Stock

EXPLANATORY NOTE

PCS Edventures!.com, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 20, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

Item 6. Exhibits.

Identification of Exhibit.

10.1	Employment Agreement for Robert O. Grover*

10.2	Employment Agreement for Leann R. Gilberg*

10.3	Employment Agreement for Brett A. Newbold*

31.1	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.*
31.2	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s chief accounting officer. Filed herewith.*
32.1

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.*

32.2

Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s chief accounting officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.*

101.INS	XBRL Instance Document**
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.SCH	XBRL Taxonomy Extension Schema**

* Furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 20, 2012.

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

PCS EDVENTURES!.COM, INC.

Dated:	September 13, 2012	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

Dated:	September 13, 2012	By:	/s/Leann R. Gilberg
Leann R. Gilberg
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	September 13, 2012	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	September 13, 2012	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	September 13, 2012	By:	/s/ Michael K. McMurray
Michael K. McMurray
Director

Dated:	September 13, 2012	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

4