Form 10-Q
period 2012-09-30
PCS EDVENTURES COM INC
filed 2012-11-14
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

November 9, 2012: 47,973,931 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	September 30, 2012 (Unaudited)	March 31, 2012

CURRENT ASSETS
Cash	$ 81,846	$ 15,780
Accounts receivable, net of allowance for doubtful accounts of $4,805 and $4,805, respectively	160,661	362,748
Prepaid expenses	190,124	58,309
Finished goods inventory	152,763	55,335
Other receivable	5,520	26,616
Total Current Assets	590,914	518,788

FIXED ASSETS, net of accumulated depreciation of $244,040 and $234,682, respectively	47,534	56,892

OTHER ASSETS
Mold Cost	14,091	15,868
Deposits	7,371	7,822
Total Other Assets	21,462	23,690
TOTAL ASSETS	$ 659,910	$ 599,370

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS’ EQUITY

	September 30, 2012 (Unaudited)	March 31, 2012

CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 521,828	$ 459,672
Payroll liabilities payable	85,681	100,967
Accrued expenses	94,722	103,770
Deferred revenue	114,640	117,314
Convertible notes payable, net of discount	274,082	315,000
Derivative liabilities	253,811	-
Note payable, net of discount	95,667	283,668
Lines of credit payable	33,993	36,335
Total Current Liabilities	1,474,424	1,416,726

Note payable, long term	25,000	-
Total Long Term Note Payable	25,000	-

Total Liabilities	1,499,424	1,416,726

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 90,000,000 and 60,000,000	35,864,852	35,630,855
authorized shares, respectively; 47,532,429 and 44,889,336 shares issued and outstanding, respectively
Stock payable	110,205	93,741
Accumulated comprehensive income/(loss)	(3,638)	4,554
Accumulated deficit	(36,810,933)	(36,546,506)
Total Stockholders’ Equity	(839,514)	(817,356)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 659,910	$ 599,370

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Lab revenue	$ 1,292,615	$ 557,894	$ 1,651,414	$ 1,061,211
International service revenue	2,626	16,000	110,144	16,000
LabMentors revenue	(2,106)	170,896	75,558	219,363
Learning Center revenue	8,522	-	20,429	-
License revenue	6,853	9,593	15,997	21,599
Total Revenues	1,308,510	754,383	1,873,542	1,318,173

COST OF SALES	523,147	311,913	797,487	587,344

GROSS PROFIT	785,363	442,470	1,076,055	730,829

OPERATING EXPENSES
Salaries and wages	252,090	295,969	560,440	600,206
Depreciation and amortization	4,679	11,782	9,358	67,122
General and administrative expenses	272,505	357,837	514,168	746,489
Total Operating Expenses	529,274	665,588	1,083,966	1,413,817

OPERATING LOSS	256,089	(223,118)	(7,911)	(682,988)

OTHER INCOME AND EXPENSES
Change in fair value of derivatives	(128,044)	-	(205,271)	-
Interest income	-	46	-	123
Other income	2,422	78,421	9,556	79,672
Interest expense	(29,840)	(83,719)	(51,935)	(228,796)
Other expense	(1,000)	(67,432)	(630)	(68,593)
Total Other Income/(Expense)	(156,462)	(72,684)	(248,280)	(217,594)

NET INCOME/(LOSS)	99,627	(295,802)	(256,191)	(900,582)
Foreign currency translation	(1,641)	(20,905)	(8,192)	(23,245)
NET COMPREHENSIVE INCOME/(LOSS)	$ 97,986	$ (316,707)	$ (264,383)	$ (923,827)
Deemed Dividend	(8,236)	-	(8,236)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ 89,750	$ (316,707	$ (272,619)	$ (923,827)

Income/(Loss) per Share Basic and Diluted	$0.00	($0.01)	($0.01)	($0.02)
Weighted Average Number of Shares Outstanding - Basic and Diluted	46,841,373	43,009,239	46,067,013	42,919,612

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity

 (Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/12	44,889,336	$35,630,855	$93,741	$(36,546,506)	$4,554	$(817,356)

Stock for Services	814,540	39,863	(6,201)	-	-	33,662

Stock for Bonuses	498,343	39,401	(22,335)	-	-	17,066

Stock for RSU's	-	-	45,000	-	-	45,000

Conversion of Notes Payable	1,330,210	63,496	-	-	-	63,496

Option Expense	-	46,652	-	-	-	46,652

Change in Derivative Liability due to Debt Conversion	-	36,349	-	-	-	36,349

Extension of Warrants		8,236		(8,236)		-
Foreign Currency Translation	-	-	-	-	(8,192)	(8,192)

Net Loss through 09/30/2012	-	-	-	(256,191)	-	(256,191)

Balance at 09/30/2012 (unaudited)	47,532,429	$35,864,852	$110,205	$(36,810,933)	$(3,638)	$ (839,514)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (256,191)	$ (900,582)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	18,971	201,745
Depreciation and amortization	9,358	67,122
Change in fair value of derivative liabilities	205,271	-
Common stock issued for services	95,728	38,105
Stock payable for service	-	68,582
Amortization of fair value of stock options	46,652	90,689
Warrants issued for extension of debt	-	90,211

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	202,087	(142,303)
(Increase) decrease in prepaid expenses	(131,815)	(28,220)
(Increase) decrease in inventories	(97,428)	(52,652)
(Increase) decrease in other current assets	21,096	76,593
(Increase) decrease in other assets	2,228	-
(Decrease) increase in accounts payable and accrued liabilities	36,976	229,170
Increase (decrease) in unearned revenue	(2,674)	62,596
Net Cash Provided (Used) by Operating Activities	150,259	(198,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(3,200)
Net Cash Used by Investing Activities	-	(3,200)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	682,000	100,000
Principal payments on debt	(758,001)	(100,000)
Proceeds from exercise of warrants	-	36,000
Proceeds from bank line of credit	-	39,050
Net Cash Used by Financing Activities	(76,001)	75,050

Foreign currency translation	(8,192)	(23,245)
Net Increase (Decrease) in Cash	66,066	(150,339)
Cash at Beginning of Period	15,780	215,780
Cash at End of Period	$ 81,846	$ 65,441

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended
	September 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2012	2011
Common stock issued for services (stock payable)	$ 18,908	$ 13,918
Common stock issued for employee bonus (stock payable)	22,333	-
Common stock issued for cash (stock payable)	-	8,000
Common stock issued for conversion of RSUs (stock payable) Conversion of debt	- 63,496	52,500 -
Adjustment to derivative liability due to debt conversion	36,349	-
Debt discount	84,889	76,138
Deemed dividend	8,236	-

	For the Six Months Ended
	September 30,
CASH PAID FOR	2012	2011
Interest	$ 22,534	$ 1,458
Income Taxes	1,600	800

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2012

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The September 30, 2012, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2012. The March 31, 2012, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three and six-month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.

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

During the fiscal year ended March 31, 2012, PCS began the transition to a new marketing model that would address the challenges presented by the current budgetary cuts in the educational market. First, PCS has focused its primary development and marketing resources on the afterschool market where funding is more predictable and available than traditional school budgets, many of which are undergoing significant cuts.  Second, PCS recognizes that its experience in operating learning centers creates a unique opportunity to supplement the current PCS business model through opening learning centers in partnership with schools.  This approach combines

PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of our existing direct sales efforts.  This marketing approach will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.  PCS developed a relationship with Sage International, an International Baccalaureate charter school based in Boise, to provide the facility and classroom for the afterschool program, and PCS, in exchange, provides the equipment and support.  The school uses the material during the day as part of the curriculum, and PCS operates for-profit afterschool classes on weekends, evenings, during breaks and after the close of the school day.  PCS conducted market tests of holiday camps during November and December of 2011 and in March of 2012, refining and confirming basic assumptions related to the business plan, and opened for afterschool and summer programs in April of 2012.  The PCS Learning Center at Sage generated $8,522 and $20,429 of revenue in the three and six months ended September 30, 2012, respectively.

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

Also related to the learning center business, PCS signed a license and royalty agreement with Creya Learning of India (CL). CL will use PCS content and support services to implement experiential learning curriculums into Indian schools and to build out a network of experiential learning centers in India that will function as premier afterschool locations as well as product showrooms.  PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs.  In Q1, FY2013, PCS also executed a STEM consulting agreement with Cultural Innovations for science center and STEM consulting services in the Kingdom of Saudi Arabia and concluded work associated with a tender competition contract initiated in Q2 of FY2012 with Tatweer Holding Company of Saudi Arabia.  PCS will continue to pursue additional international opportunities to offset the continued challenges to the domestic economy and to take advantage of global market needs for PCS type products and services.

Product development in FY2013 has focused on continued improvements and refinements to PCS products and curriculum, primarily PCS Robotics related materials.  Executive management continues in its conviction that the K12 educational robotics market represents a viable market opportunity for PCS.

The Company reported record results for the quarter ended September 30, 2012.  Revenue of $1,308,510, up 73% from the same quarter last year, and net income of $99,627, compared to a loss of ($295,802) in the same quarter last year, was driven by a $740,000 sale that involved the delivery and implementation of afterschool robotics programs into 74 sites in 13 states.  Educational robotics kit sales worldwide are projected to exceed $1.6B in 2014, and PCS Edventures is actively pursuing this market.  These 74 sites are part of a much larger network of programs that the Company is working with to expand on this opportunity.  Offsetting the positive income effect of the increase in sales was a charge of $128,044 due to the change in fair value of the derivatives related to a portion of our debt (see Note 7).  Revenue for the six months ended September 30, 2012, were $1,873,542, an increase of 42% compared to the same period in the prior year.  Net loss for the six-month period ended September 30, 2012 was ($256,191) after the charge of $205,271 for the change in fair value of the derivatives related to a portion of our debt (see Note 7).  Net loss for the same period of the prior year, during which time there was no derivative charge, was ($900,582), thus showing a marked improvement in the results of operations.  Cash flow from operations for the six months ended was $150,259.

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by the improved results for the first and second quarters of this fiscal year, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraphs, to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	September 30, 2012	March 31, 2012
Prepaid insurance	$ 10,292	$ 15,991
Prepaid trade show/travel	5,531	3,354
Prepaid inventory	131,162	17,000
Prepaid software	28,641	11,964
Prepaid expenses, other	14,498	10,000
Total Prepaid Expenses	$ 190,124	$ 58,309

NOTE 5 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	September 30, 2012	March 31, 2012
Computer/office equipment	$ 10,112	$ 10,112
Server equipment	154,107	154,107
Software	127,355	127,355
Accumulated depreciation	(244,040)	(234,682)
Total Fixed Assets	$ 47,534	$ 56,892

Fixed Asset depreciation expense for the three months ended September 30, 2012 and 2011 was $4,679 and $11,782, respectively.  Fixed Asset depreciation expense for the six months ended September 30, 2012 and 2011 was $9,358 and $67,122, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30, 2012	March 31, 2012
Credit card debt	$ 53,572	$ 56,872
Interest payable	40,122	31,915
Sales tax payable	1,028	14,030
Other	-	953
Total accrued expenses	$ 94,722	$ 103,770

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2012	March 31, 2012
Notes Payable – Current	$ 95,667	$ 283,668
Notes Payable – Long Term	25,000	-
Line of Credit	33,993	36,335
Convertible Notes	340,000	315,000
Debt Discount	(65,918)	-
Total Notes Payable	$ 428,742	$ 635,003

Notes Payable

On December 30, 2011, the Company entered into a note payable in the amount of $30,000.  The note bears interest at ten percent (10%) per annum and was due on February 28, 2012.  This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012.

On January 6, 2012, the Company entered into a promissory note in the amount of $35,000.  The note paid interest at ten percent (10%) per annum.  The note was due and payable with accrued interest on or before March 6, 2012, and was secured by certain accounts receivable of the Company.  Upon collection of the pledged receivables the amount was rolled into a new promissory note dated January 26, 2012, in the aggregate amount of $175,000 with interest payable at fifteen percent (15%) per annum.  This note was due and payable on or before April 10, 2012.  The aggregate amount of $175,000 plus accrued interest was paid in full on April 18, 2012, upon receipt of the receivable related to the pledged purchase order used to secure the January 26, 2012 note.  The January 26, 2012 note included attached warrants to purchase 175,000 shares of restricted Rule 144 common stock at a rate of $0.12 per share for the first 18 months and $0.18 per share for the remaining 18 months.  The warrants expire 36 months from the date of the agreement.  The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $8,006, the balance of which was fully amortized as of March 31, 2012.

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000.  The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013.  Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution.  Principal payments of $4,333 had been paid as of September 30, 2012.

On March 14, 2012, the Company entered into a promissory note for $10,000.  The note bears interest at ten percent (10%) per annum and was due and payable on or before April 30, 2012.  This note was subsequently extended and was due and payable on or before July 31, 2012. On July 30, 2012, the Company repaid this note in the amount of $10,380.83. The payment consisted of $10,000 in principal and $380.83 in accrued interest. The interest paid included $46.58 that was accrued in Interest Payable and expensed as of March 31, 2012.

On April 18, 2012, we entered into a promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum.  The balance is due in full on or before April 18, 2017.

On June 14, 2012, we executed a promissory note with one of our shareholders, for $60,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The promissory note was due on or before August 14, 2012.  There is no conversion feature associated with this promissory note.  This note was subsequently rolled into a $560,000 note dated July 17, 2012.This transaction involved the issuance of a promissory note, which was payable with interest of 15% per annum, in cash on or before September 30, 2012.  The $60,000 due August 14, 2012 was rolled in-to the new promissory note agreement as part of the amount borrowed. The Company issued 100,000 warrants with a 36 month term at $0.15 per share exercise price as part of this agreement. The promissory note was secured by a purchase order in the amount of $741,780 dated July 16, 2012. The loan proceeds were utilized to purchase inventory to fulfill the Purchase Order, bring certain vendors and payable accounts current, and finance the operations and logistics required to fulfill and support the order.  This loan was repaid in full, including accrued interest of $11,277, on September 4, 2012.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050.  The line of credit bears interest at 17.5% per annum.  The Company makes variable monthly payments. As of September 30, 2012, the Company has paid $5,057 in principal leaving a balance of $33,993 payable.

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

The Company extended the due date on the convertible notes payable dated March 31, 2011 in the aggregate amount of $215,000. These notes were originally due on June 29, 2011 and subsequently extended. In consideration for the first note extension, the Company issued an additional 430,000 restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011.  On February 10, 2012, the notes were extended to August 25, 2013, with repayments to be made quarterly beginning in May, 2012, in the amount of $40,000 per quarter, with the remaining balance due in August 2013. No additional warrants were issued in connection with subsequent extensions.

On August 1, 2012, the Company issued amendments to the convertible note agreements and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants.

On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000.  The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012.  At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05.  In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise.  At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note.  In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement.  On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note.  A second extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of October 31, 2012.  These two notes were subsequently extended, with no changes to the terms, and are now due and payable on or before December 31, 2012.

On April 23, 2012, we entered into a Securities Purchase Agreement whereby we issued an 8% convertible promissory note in an aggregate amount of $32,500, convertible into shares of common stock of the Company at the expiration of six months, at a discount to market of 42% of the Market Price, which means the average of the lowest three (3) Closing Bid Prices for the common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  The Company recognized a discount on the debt issued related to the derivative liability.  The Company measured the derivative liability using a lattice model as described in Note 8, of which $4,850 was amortized during the six months ended September 30, 2012.

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

On June 4, 2012, we entered into a second Securities Purchase Agreement with the same party as the April 23, 2012 agreement, whereby we issued an 8% convertible promissory note in an aggregate amount of $28,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012. The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $28,750, of which $5,174 was amortized during the six months ended September 30, 2012.

On July 16, 2012, we entered into a third Securities Purchase Agreement with the same party as our April 23 and June 4, 2012 agreements, whereby we issued an 8% convertible promissory note in an aggregate amount of $13,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012.  The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $13,750, of which $1,436 was amortized during the six months ended September 30, 2012.

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

The above transactions were entered into with parties who meet the definition of an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC.  The securities were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant Section 4(2) thereof.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

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

As discussed in Note 7 under convertible notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of September 30, 2012, the number of shares of common stock issuable upon conversion of promissory notes and warrants could exceed the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.  The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $253,811 at September 30, 2012. The change in fair value of the derivative liabilities for the three and six months ended September 30, 2012 resulted in a loss of $128,044 and $205,271, respectively, which was reported as other income/(expense) in the consolidated statements of operations.

The following presents the derivative liability value by instrument type at September 30, 2012:

September 30,
2012
Convertible Notes	$ 219,121
Common Stock Warrants	34,690
$ 253,811

The fair market value determined for the derivative liability is $253,811.  A total of $84,889 was recorded as a debt discount up to the face value of the notes and the excess of $4,254 was expensed.

The following is a summary of changes in the fair market value of the derivative liability during the six months ended September 30, 2012:

Derivative Liability Total
Balance, April 23, 2012
Increase in derivative value due to issuances of convertible notes and tainting of other convertible notes and warrants	$ 108,905
Promissory notes converted during the period	(36,349)
Change in fair market value of derivative liabilities due to mark to market adjustments	39,461
Balance, June 30, 2012	112,017
Increase in derivative value due to issuances of convertible notes andwarrants	18,054
Change in fair market value of derivative liabilities due to mark to market adjustments	123,740
Balance, September 30, 2012	$ 253,811

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended September 30, 2012:

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

•

The monthly trading volume would average $200,000 in the period and would increase at 5% per month.

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

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2012:

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3	Gain/(loss)
Liabilities
Derivative Liabilities	$ -	$ -	$ 253,811	$(205,271)
	$ -	$ -	$ 253,811	$(205,271)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. Rent expense for the corporate offices was $26,041 and $32,291 for the quarter ended September 30, 2012 and 2011, and $55,632 and $63,170 for the six months ended September 30, 2012 and 2011, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  This lease was extended for 24 months, beginning July 1, 2012.  Rent expense for the warehouse was $4,050 and $4,200 for the quarter ended September 30, 2012 and 2011, and $8,250 and $8,400 for the six months ended September 30, 2012 and 2011, respectively.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense during that period.  Effective October 2010 LabMentors entered into a five year office lease.  This lease was cancelled effective July 1, 2012, which resulted in a penalty for early termination of the lease equal to three months rent.  The Company was able to obtain a new, fully furnished office at the National Research Council facility effective July 1, 2012.  The new lease is a three year commitment to be paid in Canadian dollars each month.  Lease payments are $395 per month CAD, before 13% tax, for the first nine months, then increases annually over the three-year term with payments for the final three months of the term being $558 per month CAD, before tax.  The move was initiated as part of cost savings efforts being implemented within LabMentors and reduces the monthly lease payments.  Rent expense, converted to USD, for LabMentors was $1,215 and $4,601 for the quarter ended September 30, 2012 and 2011, and $6,198 and $9,274 for the six months ended September 30, 2012, respectively.

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

c. Contingencies

During the year ended March 31, 2012, the Company worked with the State of California and a private consulting firm specializing in California State sales and use tax in relation to a review of sales and use tax for our California customers during the period April 1, 2002 through June 30, 2011.  During this period, there was an estimated $0.6 million in reportable sales in which the Company did not file or collect sales and use tax, as required by California State law. The review determined that approximately $60,000 in prior period sales and use tax, including interest and late fees, was due to the California State Board of Equalization (“BOE”) as of June 30, 2011. Of this amount the Company was successful in collecting approximately $41,000 from prior customers. A check in the amount of $41,473 was mailed to the BOE on August 31, 2011 and applied against the liability leaving a balance of $7,146 in sales and use tax and $13,316 in interest. The Company was able to work with the BOE to have all penalties allotted, relieved from the account. The estimated recognized loss due to the inability to collect from customers was decreased to adjust the reported loss during fiscal year 2011 from $30,000 to approximately $7,100 during the quarter ending September 30, 2011.  The Company was able to establish a payment plan with the Board of Equalization to begin payments starting February 20, 2012 in the amount of $3,542 per month until the remaining balance is paid in full.  The final payment was paid in July 2012.

NOTE 11 - STOCKHOLDERS’ EQUITY

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

On April 27, 2012, a Registration Statement on Form S-8 was filed adding the additional 4,000,000 shares to the 2009 Equity Compensation Plan (the “Plan”) of the Company and incorporated by reference all of the information contained in the Company’s S-8 Registration Statement filed with the Securities and Exchange Commission on November 19, 2009 (SEC File No. 333-163232), related to the registration of the initial 4,000,000 shares authorized by the Company’s Board of Directors and stockholders for grants, awards and stock issuances under the Plan.

On August 1, 2012, the Company issued amendments to the convertible note agreements dated March 31, 2011, and extended the due date.  In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued on March 31, 2011, and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  The extension of the expiration date of the warrants resulted in a deemed dividend of $8,236 consistent with current accounting guidance.  The deemed dividend was valued using the Black-Scholes model.

During the six months ended September 30, 2012, the Company issued 714,540 shares of common stock for services. The per share value ranged from $0.038 to $0.15 per share for a net value of $35,684 based on the closing price of the Company’s common stock on the date of grant.  Of these 714,540 shares of common stock, 378,149 shares were issued for services prior to March 31, 2012.  These shares were valued at $18,908 and were included in Stock payable for the year ended March 31, 2012.  During the period, $12,705 has been accrued in Stock Payable related to shares subscribed for services performed that will be issued in future periods.  The net reduction in Stock Payable for services during the six month period was $3,773.

During the six-month period ended September 30, 2012, the Company issued 200,000 shares of restricted Rule 144 common stock to an officer at $0.11 per share.  The total value of the award was $22,000.  The officer received the grant in fiscal year 2012 and the shares vested over six months.  Stock Payable was accrued during the year ended March 31, 2012 in the amount of $18,334

During the six-month period ended September 30, 2012, the Company issued 100,000 shares of restricted Rule 144 common stock to an officer at $0.04 per share for a signing bonus.  The total value of the award was $4,000.

During the six months ended September 30, 2012, the Company accrued $17,400 for stock bonuses to be paid to two officers and one employee.  The net change in stock payable for bonuses during the period was a decrease of $934.

During the six-month period ended September 30, 2012, the Company recognized $45,000 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit.  Each restricted stock unit is valued at $0.20, based on the closing price of the Company’s common stock at the date of grant.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.  These directors were reelected at the Annual Meeting on September 28, 2012 and the shares are fully vested and will be issued to those directors who chose not to defer their compensation.

During the three months ended June 30, 2012, the Company accrued $63,496 representing 1,330,210 shares of common stock to be issued for conversion of notes payable.  The notes were converted within the terms of the convertible note agreements, therefore, no gain or loss was recorded.  The shares were issued during the quarter ended September 30, 2012.

During the six-month period ended September 30, 2012, the Company expensed amounts related to stock options granted in the current period as well as prior periods valued at $46,652.

During the three months ended June 30, 2012, the Company recognized $36,349 for the change in Derivative Liabilities due to conversion of convertible notes payable.  See Note 8.  There were no conversions during the three months ended September 30, 2012.

NOTE 12 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net income (loss) per common share for the three-month periods ended September 30, 2012 and 2011, are based on 46,841,373 and 43,009,239, respectively, of weighted average common shares outstanding.

Basic and diluted net loss per common share for the six-month periods ended September 30, 2012 and 2011, are based on 46,067,013 and 42,919,612, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2012	25,181,655	10,784,836	9,952,210	4,444,609	3,337,109	1,107,500

Warrants	100,000	-	-	100,000
Common Stock Options	1,450,000	1,075,000	-	375,000
Balance as of September 30, 2012	26,731,655	11,859,836	9,952,210	4,919,609	2,812,109	2,107,500

On March 16, 2012, the Company granted 150,000 incentive stock options to an officer.  The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 219.31% calculated using the Company stock price over the period beginning June 1, 2009 through the date of issue.  A risk free interest rate of 0.21% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $5,915.  The options vest over a 12-month period and are exercisable at $0.04 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of September 30, 2012, $2,958 in value of the options was expensed.

On April 13, 2012, the Company granted 450,000 incentive stock options to an officer.  The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 220.15% calculated using the Company stock price over the period June 1, 2009 through date of issue.  A risk free interest rate of 0.41% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $22,192.  The options vest over a two year period and are exercisable at $0.05 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of September 30, 2012, $11,096 in value of the options was expensed.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer.  The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue.  A risk free interest rate of 0.38 % was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175.  The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of September 30, 2012, $5,131 in value of the options was expensed.

On July 17, 2012, the Company issued 100,000 warrants with a 36 month term at $0.15 per share exercise price in conjunction with a promissory note agreement.

NOTE 14 - SUBSEQUENT EVENTS

On October 12, 2012, we entered into a loan transaction in the amount of $75,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before December 14, 2012. The Promissory Note is secured by a Purchase Order in the amount of $220,405 dated August 1, 2012 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order.

On October 23, 2012, we entered into a loan transaction in the amount of $25,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before December 23, 2012. The Promissory Note is secured by a Purchase Order in the amount of $220,405 dated August 1, 2012 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order.

On October 30, 2012, the holder of our convertible promissory note dated April 23, 2012 converted $10,000 of their note.  They received 215,517 shares of PCS common stock as a result of the conversion.

On October 31, 2012, the Company obtained extensions of two promissory notes dated February 29, 2012, in an aggregate amount of $50,000, under the same terms and conditions.  These notes are now due and payable on or before December 31, 2012.

Effective November 1, 2012, the Company’s Board of Directors accepted the resignation of Michael K. McMurray as a member of the board of directors of the Company.  Mr. McMurray has resigned his position as a director with the Company to pursue other interests and had discussed his intent to do so during this fiscal year with the Board previously.  There were no disagreements between the Company and Mr. McMurray regarding his resignation.

On November 8, 2012, the holder of our convertible promissory note dated April 23, 2012, converted $8,000 of their note.  They received 225,989 shares of PCS common stock as a result of the conversion.

On November 12, 2012, the Company’s CFO, Ms. Gilberg, announced her intent to resign from PCS effective November 30, 2012, to pursue other interests.  Ms. Gilberg has accepted another position and there were no disagreements between the Company and her leading to her resignation.  The Company is actively conducting a search for a new CFO.

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

Plan of Operation

In fiscal year 2013, PCS will expand its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies through targeted sales to the US afterschool market and through the deployment of PCS Learning Centers starting in Boise, Idaho.  PCS implemented a new Strategic Business Unit (SBU) and subsidiary structure in fiscal year 2011 that targeted sales efforts to the following markets:

1) K6 programs for the elementary classroom

2) Tech Ed programs for grades 6-12

3) Afterschool programs

4) Services that provide K-16 educational solutions for the international market

5) Virtual labs for community colleges and universities

Fiscal year 2012 was the second year of implementation of the K6 and Tech Ed SBUs and saw PCS programs becoming well accepted in the core classroom market as evidenced by our presence in over 350 Idaho classrooms, classroom deployments of our programs in Texas, Illinois Florida, California, Maryland, and many other states that we have established over the past five years.  Despite the challenges presented by a discouraging economy and school budget landscape, we feel we have demonstrated our ability to move beyond the afterschool market, however the current economy and school budget climate makes this a challenging and slow moving marketplace For this reason, our executive management team has concluded that the best use for our resources is to target the afterschool market with the majority of our sales and marketing dollars.  The afterschool market, represented by such large scale budgets as the 21st Century Community Learning Center federal grant program ($1.15B budget in 2012) is more flexible, has more predictable funding patterns, and is already a market that PCS is well established in.  We will continue to support the customers and presence we have in the classroom Tech-Ed space and the K6 space and envision organic growth in these areas, but we will target afterschool sales as our primary customer going forward.

During fiscal year 2013 we will continue to develop stronger marketing ties and support with our subsidiary, LabMentors.  This will include a more focused approach to our web-based marketing efforts and tightened sales processes. The PCS Learning Centers are a key strategic addition to our plan for FY2013 as they will serve the following purposes: 1) R&D test bed for product improvement and refinement; 2) Revenue generation through afterschool and summer course fees.  This course revenue stream will be more predictable and consistent compared to the seasonal revenues associated with education budgets; 3) The centers will serve as showrooms for PCS products in strategic locations and key districts around the country.  We believe this will provide PCS with significant competitive advantages over other solution providers since administrators and educators can visit local centers for support, training, and demonstrations of our products in action; and 4) Revenues from experiential retail. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the courses will provide a boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame.

To capitalize on the expansion of the Learning Centers, we are actively pursuing funding vehicles such as private financing on an individual center basis, EB5 foreign investment capital, and private equity and licensing arrangements.  Our plan is to refine operations in our first center in Boise, then deploy a second program in Eagle, Idaho in Q3 of FY2013, and a third in a yet to be determined market in Q4 of FY2013.  The establishment of this initial network of centers will enable more rapid expansion in FY2014 and beyond.  We believe the strategic deployment of PCS Learning Centers to be a viable and sound approach based on our initial trial programs.

PCS continues to develop International opportunities in the Middle East and elsewhere through the development of strong partnerships such as the license agreement with Creya Learning in India.  PCS will continue to pursue targeted International opportunities where we have developed presence and respond to unsolicited inquiries to explore potential opportunities.

Results of Operations

For the quarter ended September 30, 2012, the Company reported a net comprehensive income of $97,986, as compared to a net comprehensive loss for the quarter ended September 30, 2011, of ($316,707).  For the six months ended September 30, 2012, the Company reported a net comprehensive loss of ($264,383), as compared to a net comprehensive loss of ($923,827) for the six-months ended September 30, 2011, an improvement of 71%  An increase in revenue, reduced operating expenses and a decrease in interest and debt expense due to the discounting of debt and the issuance of warrants attached to financing in the prior year, partially offset by the loss on the change in fair value of derivatives in the current year contributed to the improved results.

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock.  Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.  The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $253,811 at September 30, 2012. The change in fair value of the derivative liabilities for the three and six months ended September 30, 2012 resulted in a loss of $128,044 and $205,271, respectively, which was reported as other income/(expense) in the consolidated statements of operations.

Revenue for the quarter ended September 30, 2012, was $1,308,510, as compared to revenue during the quarter ended September 30, 2011 of $754,383, an increase of 73% this quarter over the same quarter last year. Cost of sales and gross profit as a percentage of sales were consistent between the periods.

Revenue for the six-months ended September 30, 2012, was $1,873,542, as compared to revenue during the six-months ended September 30, 2011 of $1,318,173, an increase of 42% over the same period in the prior year. Cost of sales and gross profit as a percentage of sales were consistent between the periods.

Operating expenses for the three and six-month periods ended September 30, 2012, decreased by $136,314 (20%) and $329,851 (23%) as compared to the same periods ended September 30, 2011.   The table below identifies the period over period changes:

Operating Expenses
	3 months ended September 30, 2012	6 months ended September 30, 2012
Option Warrant expense	($ 52,494)	($ 134,248)	(1)
Salaries	(43,879)	(39,766)	(2)
Contract labor	(27,272)	(56,350)	(3)
Employee Insurance Benefits	(10,874)	(21,303)	(4)
Depreciation	(7,103)	(57,766)	(5)
Marketing	(5,997)	(17,721)	(6)
Legal	(965)	(11,365)	(7)
Learning Center Overhead	18,733	19,765	(8)
Public Relations	137	13,166	(9)
Other, net	(6,600)	(24,263)
	($ 136,314)	($ 329,851)

1)

Option Warrant expense decreased due to older grants expiring and fully vesting.

2)

Salaries decreased due to reduced headcount and lower salaries for positions that have turned over.

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

7)

Decrease in legal expense due to negotiated settlement with insurance carrier as related to the SEC investigation.

8)

Learning Center Overhead is related to the Learning Center that started up in spring 2012, thus no prior year expense.

9)

Public Relations expense increased due to the cost of a public relations firm that was retained on a contract basis during the period.

Total Other Income (Expense) for Q2 FY 2013 and FY 2012 was ($156,462) and ($72,684), respectively. For the six months ended September 30, 2012 Total Other Income (Expense) was ($248,280) compared to ($217,594).  In the current year the Change in Fair Value of Derivatives made up the significant portion of the expense, compared to the same periods in the prior year when Interest expense was higher due to discounting of debt and issuance of warrants attached to financings, accrued settlement costs related to a class action lawsuit, recoupment of previously accrued losses in the California sales tax matter and gain on issuance of stock for services.

Liquidity

Cash provided by operations for the six-months ended September 30, 2012 was $150,259, compared to cash used by operations of ($198,944) in the same period last year.  As of September 30, 2012, the Company had $81,846 in cash, total current assets of $590,914 and total current liabilities of $1,474,424, resulting in a working capital deficit of $883,510 compared to a working capital deficit of $897,938 for the six-months ended September 30, 2011.  The Company had a current ratio at September 30, 2012 and 2011 of 0.40 and 0.37, respectively.  We have an accumulated deficit of ($36,810,933) and shareholders’ equity of ($839,514).

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

     Our management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, were effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Item 2. Recent Sale of Unregistered Securities.

Name of Person or Group	Shares	Consideration
**Consultants	66,350	$ 3,980
**Legal Consultants	233,067	10,681
* Employees: Bonus	398,343	21,401
* Employees: Benefits	85,574	4,726
** Note Holders: Conversion	1,330,210	63,496
	2,113,544	$ 104,284
Name of Person or Group	Warrants	Consideration
*Note Holders	100,000	Promissory Note

* Issued as “restricted securities” under the 2009 Equity Incentive Plan; the shares issuable thereunder are registered on Form S-8 of the SEC.

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

PCS EDVENTURES!.COM, INC.

Dated:	November 14, 2012	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

Dated:	November 14, 2012	By:	/s/Leann R. Gilberg
Leann R. Gilberg
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November 14, 2012	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	November 14, 2012	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	November 14, 2012	By:	/s/Todd R. Hackett
Todd R. Hackett
Director