Form 10-Q
period 2012-12-31
PCS EDVENTURES COM INC
filed 2013-02-14
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

February 14, 2013: 49,037,220 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

ASSETS
	December 31, 2012 (Unaudited)	March 31, 2012

CURRENT ASSETS
Cash	$ 35,099	$ 15,780
Accounts receivable, net of allowance for doubtful accounts of $4,805 and $4,805, respectively	143,381	362,748
Prepaid expenses	37,447	58,309
Finished goods inventory	139,108	55,335
Other receivable	1,834	26,616
Total Current Assets	356,869	518,788

FIXED ASSETS, net of accumulated depreciation of $248,719 and $234,682, respectively	42,855	56,892

OTHER ASSETS
Mold Cost	20,217	15,868
Deposits	7,371	7,822
Total Other Assets	27,588	23,690
TOTAL ASSETS	$ 427,312	$ 599,370

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS’ EQUITY

	December 31, 2012 (Unaudited)	March 31, 2012

CURRENT LIABILITIES
Accounts payable and other current liabilities	$ 490,299	$ 459,672
Payroll liabilities payable	31,622	100,967
Accrued expenses	105,320	103,770
Deferred revenue	82,653	117,314
Convertible notes payable, net of discount	251,650	315,000
Derivative liabilities	72,101	-
Note payable, net of discount	157,200	283,668
Lines of credit payable	33,102	36,335
Total Current Liabilities	1,223,947	1,416,726

Note payable, long term	70,000	-
Total Long Term Note Payable	70,000	-

Total Liabilities	1,293,947	1,416,726

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000	-	-
authorized shares, no shares issued and outstanding
Common stock, no par value, 90,000,000 and 60,000,000	36,043,525	35,630,855
authorized shares, respectively; 49,037,220 and 44,889,336 shares issued and outstanding, respectively
Stock payable	42,545	93,741
Accumulated comprehensive income/(loss)	(3,982)	4,554
Accumulated deficit	(36,948,723)	(36,546,506)
Total Stockholders’ Equity	(866,635)	(817,356)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 427,312	$ 599,370

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES
Lab revenue	$ 519,474	$ 288,897	$ 2,170,888	$ 1,350,108
International service revenue	5,380	9,339	115,524	25,339
LabMentors revenue	49,768	59,794	125,326	279,157
Learning Center revenue	22,702	-	43,131	-
License & Royalties revenue	5,415	10,713	21,412	32,312
Total Revenues	602,739	368,743	2,476,281	1,686,916

COST OF SALES	354,222	186,956	1,151,709	774,310

GROSS PROFIT	248,517	181,787	1,324,572	912,606

OPERATING EXPENSES
Salaries and wages	229,642	323,323	790,082	923,529
Depreciation and amortization	4,679	11,155	14,036	78,277
General and administrative expenses	249,178	273,621	763,348	1,020,110
Total Operating Expenses	483,499	608,099	1,567,466	2,021,916

OPERATING LOSS	(234,982)	(426,312)	(242,893)	(1,109,310)

OTHER INCOME AND EXPENSES
Change in fair value of derivatives	154,812	-	(50,459)	-
Interest income	-	2	-	125
Other income	2,089	5,419	5,766	85,091
Interest expense	(68,271)	(7,963)	(120,207)	(236,759)
Other expense	326	(4,328)	5,576	(72,921)
Total Other Income/(Expense)	88,956	(6,870)	(159,324)	(224,464)

NET INCOME/(LOSS)	(146,026)	(433,182)	(402,217)	(1,333,774)
Foreign currency translation	(345)	(5,662)	(8,537)	(17,583)
NET COMPREHENSIVE INCOME/(LOSS)	$ (146,371)	$ (427,520)	$ (410,754)	$ (1,351,357)
Deemed Dividend	-	-	-	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (146,371)	$ (427,520)	$ (410,754)	$ (1,351,357)

Income/(Loss) per Share Basic and Diluted	$0.00	($0.01)	($0.01)	($0.03)
Weighted Average Number of Shares Outstanding - Basic and Diluted	48,210,662	43,834,405	46,784,238	43,224,154

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity

 (Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/12	44,889,336	$35,630,855	$93,741	$(36,546,506)	$4,554	$(817,356)

Stock for Services	714,540	35,864	(1,860)	-	-	34,004

Stock for Bonuses	598,343	43,401	(22,335)	-	-	21,066

Stock for RSU's	300,000	81,000	(27,000)	-	-	54,000

Conversion of Notes Payable	2,535,001	97,296	-	-	-	97,296

Option Expense	-	65,371	-	-	-	65,371

Change in Derivative Liability due to Debt Conversion	-	81,502	-	-	-	81,502

Extension of Warrants	-	8,236	-	-	-	8,236

Foreign Currency Translation	-	-	-	-	(8,537)	(8,537)

Net Loss through 12/31/2012	-	-	-	(402,217)	-	(402,217)

Balance at 12/31/2012 (unaudited)	49,037,220	$36,043,525	$42,546	$(36,948,723)	$(3,638)	$ (866,635)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (402,217)	$ (1,333,774)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	76,044	201,745
Depreciation and amortization	14,036	78,277
Deemed Dividend	8,236	-
Change in fair value of derivative liabilities	50,459	-
Common stock issued for services	109,068	175,597
Stock payable for service	-	54,705
(Gain) Loss on stock issued for services and compensation	-	(36,887)
Amortization of fair value of stock options	65,371	134,840
Warrants issued for extension of debt	-	90,211

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	219,367	148,423
(Increase) decrease in prepaid expenses	20,862	(50,616)
(Increase) decrease in inventories	(83,770)	14,235
(Increase) decrease in other current assets	24,782	77,140
(Increase) decrease in other assets	(3,898)	-
(Decrease) increase in accounts payable and accrued liabilities	(34,605)	198,332
Increase (decrease) in unearned revenue	(34,660)	75,603
Net Cash Provided (Used) by Operating Activities	29,075	(172,169)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(3,200)
Net Cash Used by Investing Activities	-	(3,200)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	930,000	130,000
Principal payments on debt	(931,219)	(201,560)
Proceeds from exercise of warrants	-	39,000
Proceeds from bank line of credit	-	39,050
Net Cash Used by Financing Activities	(1,219)	6,490

Foreign currency translation	(8,537)	(17,583)
Net Increase (Decrease) in Cash	19,319	(186,462)
Cash at Beginning of Period	15,780	215,780
Cash at End of Period	$ 35,099	$ 29,318

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months Ended
	December 31,
NON-CASH INVESTING & FINANCING ACTIVITIES	2012	2011
Common stock issued for services (stock payable)	$ 18,908	$ 13,918
Common Stock issued for conversion of RSU (stock payable)	81,000	52,500
Common stock issued for employee bonus (stock payable)	22,333	-
Common stock issued for cash (stock payable)	-	8,000
Conversion of debt	97,296	-
Adjustment to derivative liability due to debt conversion	81,502	-
Debt discount	103,144	76,138

	For the Nine Months Ended
	December 31,
CASH PAID FOR	2012	2011
Interest	$ 24,589	$ 1,458
Income Taxes	1,600	800

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2012

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

On January 31, 2013, PCS Edventures!.com, Inc. formed a subsidiary called Premiere Science Inc. incorporated and registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com, Inc. and was formed to use as an additional sales and marketing tool to gain other business opportunities.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2012, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2012. The March 31, 2012, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three and nine-month periods ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.

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

During the fiscal year ended March 31, 2012, PCS began the transition to a new marketing model that would address the challenges presented by the current budgetary cuts in the educational market. First, PCS has focused its primary development and marketing resources on the afterschool market where funding is more predictable and available than traditional school budgets, many of which are undergoing significant cuts.  Second, PCS recognizes that its experience in operating learning centers creates a unique opportunity to supplement the current PCS business model through opening learning centers in partnership with schools.  This approach combines PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of our existing direct sales efforts.  This marketing approach will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.  PCS developed a relationship with Sage International, an International Baccalaureate charter school based in Boise, to provide the facility and classroom for the afterschool program, and PCS, in exchange, provides the equipment and support.  The school uses the material during the day as part of the curriculum, and PCS operates for-profit afterschool classes on weekends, evenings, during breaks and after the close of the school day.  PCS conducted market tests of holiday camps during November and December of 2011 and in March of 2012, refining and confirming basic assumptions related to the business plan, and opened for afterschool and summer programs in April of 2012.  The PCS Learning Center at Sage generated $22,702 and $43,131 of revenue in the three and six months ended December 31, 2012, respectively.

The business plan proposes the continued promotion and growth of the PCS Learning Center at Sage to further demonstrate proof of the concept, and the opening of one additional learning center in FY2013, to be located in the Boise market, partnering with another local school. A third Learning Center is proposed to open in a market of strategic importance yet to be determined in Q2 of FY2014. The premise of the business plan is two-fold: 1) learning center revenues will be more consistent and predictable for the Company to plan and manage cash and growth; and 2) an established network of learning centers will serve as highly effective “showrooms” for sales of PCS products and services into neighboring districts.   Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on a regular basis.

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

In addition, Murali Ranganathan was appointed to the Board of Directors on January 11, 2013 and will act as Audit Committee Chairman. Mr. Ranganathan is the Senior Manager of Finance Strategy for Micron, and is the financial lead for evaluating, negotiating, and conducting due diligence on Micron's M&A and venture investment opportunities.  Mr. Ranganathan has a long and impressive career in both engineering and finance, with a Masters in Industrial and Systems Engineering from Ohio State, and an MBA from the Booth School of Business at the University of Chicago. Mr, Ranganathan’s experience and financial knowledge will be an extraordinary asset to the team as PCS continues to refine its business plan.

The Company continues to report improved results during FY2013. During the quarter ended December 31, 2012, revenue was $602,739 up 63% from the same quarter last year, and net loss of ($146,026), compared to a loss of ($433,182) in the same quarter last year. Offsetting the income effect of the increase in sales was a charge of $154,812 due to the change in fair value of the derivatives related to a portion of our debt (see Note 7).  Revenue for the nine months ended December 31, 2012, were $2,476,281, an increase of 47% compared to the same period in the prior year. Net loss for the nine-month period ended December 31, 2012 was ($402,217) after the charge of $(50,459) for the change in fair value of the derivatives related to a portion of our debt (see Note 7).  Net loss for the same period of the prior year, during which time there was no derivative charge, was ($1,351,357), thus showing a marked improvement in the results of operations.  Cash flow from operations for the nine months ended was $29,075.

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by the improved results for the first, second and third quarters of this fiscal year, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraphs, to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	December 31, 2012	March 31, 2012
Prepaid insurance	$ 9,640	$ 15,991
Prepaid trade show/travel	1,499	3,354
Prepaid inventory	649	17,000
Prepaid software	20,049	11,964
Prepaid expenses, other	5,610	10,000
Total Prepaid Expenses	$ 37,447	$ 58,309

NOTE 5 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	December 31, 2012	March 31, 2012
Computer/office equipment	$ 10,112	$ 10,112
Server equipment	154,107	154,107
Software	127,355	127,355
Accumulated depreciation	(248,719)	(234,682)
Total Fixed Assets	$ 42,855	$ 56,892

               Fixed Asset depreciation expense for the three months ended December 31, 2012 and 2011 was $4,679 and $11,155, respectively.  Fixed Asset depreciation expense for the nine months ended December 31, 2012 and 2011 was $14,036 and $78,277, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December 31, 2012	March 31, 2012
Credit card debt	$ 58,571	$ 56,872
Interest payable	46,338	31,915
Sales tax payable	411	14,030
Other	-	953
Total accrued expenses	$ 105,320	$ 103,770

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2012	March 31, 2012
Notes Payable – Current	$ 157,200	$ 283,668
Notes Payable – Long Term	70,000	-
Line of Credit	33,102	36,335
Convertible Notes	278,750	315,000
Debt Discount	(27,100)	-
Total Notes Payable	$ 511,952	$ 635,003

Notes Payable

On December 30, 2011, the Company entered into a Promissory Note payable in the amount of $30,000.  The Promissory Note bears interest at 10% per annum and was due on February 28, 2012.  This Promissory note was subsequently extended to July 31, 2012. A second extension was issued on this Promissory Note, under the same terms and conditions, with a new maturity date of December 31, 2012. The company negotiated a third extension for this Promissory Note from the lender with a maturity date of March 31, 2013.

On January 6, 2012, the Company entered into a Promissory Note in the amount of $35,000.  The note paid interest at 10% per annum.  The note was due and payable with accrued interest on or before March 6, 2012, and was secured by certain accounts receivable of the Company.  Upon collection of the pledged receivables the amount was rolled into a new Promissory Note dated January 26, 2012, in the aggregate amount of $175,000 with interest payable at 15% per annum.  This note was due and payable on or before April 10, 2012.  The aggregate amount of $175,000 plus accrued interest was paid in full on April 18, 2012, upon receipt of the receivable related to the pledged purchase order used to secure the January 26, 2012 note.  The January 26, 2012 note included attached warrants to purchase 175,000 shares of restricted Rule 144 common stock at a rate of $0.12 per share for the first 18 months and $0.18 per share for the remaining 18 months.  The warrants expire 36 months from the date of the agreement.  The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $8,006, the balance of which was fully amortized as of March 31, 2012.

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000.  The notes bear interest at 9% per annum and are due and payable on or before January 10, 2013.  Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution.  Principal payments of $5,800 had been paid as of December 31, 2012. The Lender’s and Company are in the process of negotiating the terms of the loan with the Lender’s financial institution.

On March 14, 2012, the Company entered into a promissory note for $10,000.  The note bears interest at 10% per annum and was due and payable on or before April 30, 2012.  This note was subsequently extended and was due and payable on or before July 31, 2012. On July 30, 2012, the Company repaid this note in the amount of $10,380.83. The payment consisted of $10,000 in principal and $380.83 in accrued interest. The interest paid included $46.58 that was accrued in Interest Payable and expensed as of March 31, 2012.

On April 18, 2012, we entered into a long term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum.  The balance is due in full on or before April 18, 2017.

On June 14, 2012, we executed a Promissory Note with one of our shareholders, for $60,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The Promissory Note was due on or before August 14, 2012.  There is no conversion feature associated with this Promissory Note.  This Promissory Note was subsequently rolled into a $560,000 note dated July 17, 2012.This transaction involved the issuance of a Promissory Note, which was payable with interest of 15% per annum, in cash on or before September 30, 2012.  The $60,000 due August 14, 2012 was rolled in-to the new Promissory Note agreement as part of the amount borrowed. The Company issued 100,000 warrants with a 36 month term at $0.15 per share exercise price as part of this agreement. The Promissory Note was secured by a purchase order in the amount of $741,780 dated July 16, 2012. The loan proceeds were utilized to purchase inventory to fulfill the Purchase Order, bring certain vendors and payable accounts current, and finance the operations and logistics required to fulfill and support the order.  This loan was repaid in full, including accrued interest of $11,277, on September 4, 2012.

On October 12, 2012, we entered into a loan transaction in the amount of $75,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before December 14, 2012. The Promissory Note is secured by a Purchase Order in the amount of $220,405 dated August 1, 2012 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. This note was paid in full with all accrued interest in the amount of $1,413 on December 7, 2012.

On October 23, 2012, we entered into a loan transaction in the amount of $25,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before December 23, 2012. The Promissory Note is secured by a Purchase Order in the amount of $220,405 dated August 1, 2012 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. This note was paid in full with all accrued interest in the amount of $368 on December 7, 2012.

On November 16, 2012, we entered into a loan transaction in the amount of $40,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before December 14, 2012. The Promissory Note is secured by a Purchase Order in the amount of $220,405 dated August 1, 2012 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. This note was paid in full with all accrued interest in the amount of $274 on December 7, 2012.

On December 26, 2012 we entered into a loan transaction in the amount of $63,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before February 18, 2013. The Promissory Note is secured by a Purchase Order in the amount of $63,600 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050.  The line of credit bears interest at 17.5% per annum.  The Company makes variable monthly payments. As of December 31, 2012, the Company has paid $5,989 in principal leaving a balance of $33,102 payable.

Convertible Notes

On March 31, 2011, the Company entered into several Convertible Promissory Notes in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share.  The notes bear interest at 10% per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 430,000 restricted Rule 144 common shares. The notes were due on June 29, 2011, and are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the note bears to the fair market value of all Intellectual Property of the Borrower.  “Intellectual Property” of the Borrower is defined to mean all trademarks, registered or unregistered, marks, logos, business names, proprietary computer software, curriculum, copyrighted material, registered or unregistered, trade names, patents and patent applications, and all general intangibles relating to the foregoing.  Notwithstanding the foregoing, Intellectual Property shall not include any license, property or contract right the granting of a security in which would be prohibited by law or contract.  The warrants expire 36 months from date of agreements. The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants.  The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes.  This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $58,000.  The warrants attached to the Promissory Notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $63,479, the balance of which was fully amortized as of June 30, 2011.

The Company extended the due date on the Convertible Promissory Notes payable dated March 31, 2011 in the aggregate amount of $215,000. These Promissory Notes were originally due on June 29, 2011 and subsequently extended. In consideration for the first note extension, the Company issued an additional 430,000 restricted Rule 144 common stock warrants. The restricted Rule 144 common stock warrants allow for the purchase of one share of restricted Rule 144 common stock at $0.15 per restricted Rule 144 common stock warrant. The warrants expire 36 months from the date of the original warrant agreement.  The fair market value of these warrants was calculated using the Black Scholes Valuation Model, resulting in an expense of $61,995 during the quarter ended June 30, 2011.  On February 10, 2012, the notes were extended to August 25, 2013, with repayments to be made quarterly beginning in May, 2012, in the amount of $40,000 per quarter, with the remaining balance due in August 2013. No additional warrants were issued in connection with subsequent extensions.

On August 1, 2012, the Company issued amendments to the Convertible Promissory Note agreements and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the Promissory Notes, the expiration dates on the warrants issued on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants.

On February 29, 2012, the Company entered into three separate Convertible Promissory Notes in the aggregate amount of $100,000.  The Promissory Notes bear interest at 10% per annum and were due on May 30, 2012. At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05.  In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise.  At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note.  In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement.  On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the Convertible Promissory Note.  A second extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of October 31, 2012.  These two notes were subsequently extended, with no changes to the terms, and are now due and payable on or before December 31, 2012. The company negotiated a new maturity date with the lender and issued extensions on the two Convertible Promissory Notes with due dates of March 31, 2013.

On April 23, 2012, we entered into a Securities Purchase Agreement whereby we issued an 8% Convertible Promissory Note in an aggregate amount of $32,500, convertible into shares of common stock of the Company at the expiration of six months, at a discount to market of 42% of the Market Price, which means the average of the lowest three (3) Closing Bid Prices for the common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  The Company recognized a discount on the debt issued related to the derivative liability.  The Company measured the derivative liability using a lattice model as described in Note 8, of which it was fully amortized during the nine months ended December 31, 2012 due to conversion. On October 31, 2012, the lender exercised their right and converted the principal amount of $10,000 into 215,517 shares of Common Stock. On November 8, 2012, $8,000 of principal was converted and 225,989 shares of Common Stock were issued, leaving a principal balance of $14,500.  The final transaction occurred on November 20, 2012 when the lender converted the remaining balance of $14,500 in principal and $1,300 in accrued interest into 763,285 shares of common stock, fully converting the Promissory Note of $32,500. Due to conversion within the terms of the note, no gain or loss was recognized.

The Convertible Promissory Note has a due date of January 26, 2013; can be pre-paid, subject to varying Optional Prepayment Date payments ranging from 125% if prepaid during the first 30 days to 150% if prepaid prior to the expiration of 180 days.  Conversion is restricted so that conversions will not result in an ownership of more than 4.99% of the outstanding common stock of the Company by the note holder.  The Company is at all times required to reserve at least four times the amount of shares that may be subject to conversion at any time for issuance on conversion.  The note holder also has a first right of refusal on any additional funding of up to $100,000. All Promissory Notes under this agreement have been converted or pre-paid as discussed below.

The agreements contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle the note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Promissory Note.

On June 4, 2012, we entered into a second Securities Purchase Agreement with the same party as the April 23, 2012 agreement, whereby we issued an 8% Convertible Promissory Note in an aggregate amount of $28,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012.  The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $28,750, of which it was fully amortized during the nine months ended December 31, 2012 due to repayment of the note. On December 04, 2012, the company elected and submitted payment to pre-pay the Promissory Note in full. The payment consisted of the principal amount of $28,750 along with $1,150 in accrued interest and the payoff penalty amount of $14,359.

On July 16, 2012, we entered into a third Securities Purchase Agreement with the same party as our April 23 and June 4, 2012 agreements, whereby we issued an 8% Convertible Promissory Note in an aggregate amount of $13,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012.  The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $13,750, of which $4,547 was amortized during the nine months ended December 31, 2012. This Promissory Note has the option of being pre-paid on or before January 14, 2013. Subsequently, on January 11, 2013, the company paid the principal amount along with all accrued interest and penalties for a total amount of $21,173.

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

On December 3, 2012, the Company entered into a long term Convertible Promissory Note with board member and shareholder Todd Hackett in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at 8% per annum and is due 36 months from the date of the agreement, on or before December 3, 2015. The note is secured by a secondary security interest in all of the Company’s intellectual property. The proceeds from the note were used by the company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs. The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated to be $18,255 of which $358 was amortized during the nine months ended December 31, 2012.

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

As discussed in Note 7 under convertible notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of December 31, 2012, the number of shares of common stock issuable upon conversion of promissory notes and warrants could exceed the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.  The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $72,101 at December 31, 2012. The change in fair value of the derivative liabilities for the three and nine months ended December 31, 2012 resulted in a gain of $154,812 and a loss of ($50,459), respectively, which was reported as other income/(expense) in the consolidated statements of operations.

The following presents the derivative liability value by instrument type at December 31, 2012:

December 31, 2012

Convertible Notes	67,006
Common Stock Warrants	5,095
$ 72,101

The fair market value determined for the derivative liability is $72,101.  A total of $103,144 was recorded as a debt discount up to the face value of the notes and the excess of $4,254 was expensed.

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended December 31, 2012:

Derivative Liability Total
Balance, April 23, 2012
Increase in derivative value due to issuances of convertible notes and tainting of other convertible notes and warrants	$ 108,905
Promissory notes converted during the period	(36,349)
Change in fair market value of derivative liabilities due to mark to market adjustments	39,461
Balance, June 30, 2012	112,017
Increase in derivative value due to issuances of convertible notes and warrants	18,054
Change in fair market value of derivative liabilities due to mark to market adjustments	123,740
Balance, September 30, 2012	$ 253,811

       Increase in derivative value due to issuances of convertible notes and tainting of other convertible notes and warrants

       Promissory notes converted during the period

       Change in fair market value of derivative liabilities due to mark to market adjustments

Balance, December 31, 2012

18,255 (45,153) (154,812) 72,101

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended December 31, 2012:

•

The projected volatility curve for each valuation period was based on the historical volatility of the Company.

•

The stock price would fluctuate with the Company projected volatility.

•

An event of default for the convertible note would occur 5% of the time, increasing 1% per month to a maximum of 10%.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2012:

	Fair Value Measurements at December 31, 2012
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities	$ -	$ -	$ 72,101	$(50,459)
	$ -	$ -	$ 72,101	$(50,459)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. Rent expense for the corporate offices was $26,041 and $32,791 for the quarter ended December 31, 2012 and 2011, and $81,673 and $95,960 for the nine months ended December 31, 2012 and 2011, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  This lease was extended for 24 months, beginning July 1, 2012.  Rent expense for the warehouse was $3,975 and $4,200 for the quarter ended December 31, 2012 and 2011, and $12,225 and $12,600 for the nine months ended December 31, 2012 and 2011, respectively.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense during that period.  Effective October 2010 LabMentors entered into a five year office lease.  This lease was cancelled effective July 1, 2012, which resulted in a penalty for early termination of the lease equal to three months’ rent.  The Company was able to obtain a new, fully furnished office at the National Research Council facility effective July 1, 2012.  The new lease is a three year commitment to be paid in Canadian dollars each month.  Lease payments are $395 per month CAD, before 13% tax, for the first nine months, then increases annually over the three-year term with payments for the final three months of the term being $558 per month CAD, before tax.  The move was initiated as part of cost savings efforts being implemented within LabMentors and reduces the monthly lease payments.  Rent expense, converted to USD, for LabMentors was $1,211 and $4,459 for the quarter ended December 31, 2012 and 2011, and $7,410 and $13,733 for the nine months ended December 31, 2012, respectively.

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

On August 1, 2012, the Company issued amendments to the Convertible Promissory Note agreements dated March 31, 2011, and extended the due date.  In consideration for extending the due date of the Promissory Notes, the expiration dates on the warrants issued on March 31, 2011, and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  The extension of the expiration date of the warrants resulted in a deemed dividend of $8,236 consistent with current accounting guidance.  The deemed dividend was valued using the Black-Scholes model.

During the nine months ended December 31, 2012, the Company issued 714,540 shares of common stock for services. The per share value ranged from $0.038 to $0.15 per share for a net value of $35,864 based on the closing price of the Company’s common stock on the date of grant.  Of these 714,540 shares of common stock, 378,149 shares were issued for services prior to March 31, 2012.  These shares were valued at $18,908 and were included in Stock payable for the year ended March 31, 2012.  During the period, $17,045 has been accrued in Stock Payable related to shares subscribed for services performed that will be issued in future periods.  The net reduction in Stock Payable for services during the nine month period was $1,860.

During the nine month period ended December 31, 2012, the Company issued 200,000 shares of restricted Rule 144 common stock to an officer at $0.11 per share.  The total value of the award was $22,000.  The officer received the grant in fiscal year 2012 and the shares vested over six months.  Stock Payable was accrued during the year ended March 31, 2012 in the amount of $18,334

During the nine month period ended December 31, 2012, the Company issued 100,000 shares of restricted Rule 144 common stock to an officer at $0.04 per share for a signing bonus.  The total value of the award was $4,000.

During the nine months ended December 31, 2012, the Company accrued 298,343 shares of restricted Rule 144 common stock with a total value of $17,400 for stock bonuses to be paid to two officers and one employee.  The net change in stock payable for bonuses during the period was a decrease of $22,335.

During the nine month period ended December 31, 2012, the Company recognized $54,000 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit.  Each restricted stock unit is valued at $0.20, based on the closing price of the Company’s common stock at the date of grant.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.  These directors were reelected at the Annual Meeting on September 28, 2012 and the shares are fully vested and have been issued to those directors who chose not to defer their compensation. RSU Payable was decreased by $90,000. $60,000 was recorded to common stock for the issuances in December 2012, which represent 300,000 shares of common stock. For the directors who chose to defer payment an entry was made to book fair market value of the RSU, in which $21,000 was recorded to Common Stock and $9,000 was reclassed to stock payable.

During the nine months ended December 31, 2012, the Company issued new RSU agreements for the active board members for the service period of September 2012 to August 2013. Each restricted stock unit is valued at $0.10, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.

During the nine months ended December 31, 2012, the Company accrued $97,296 representing 2,535,001 shares of common stock to be issued for conversion of notes payable.  The notes were converted within the terms of the convertible note agreements, therefore, no gain or loss was recorded.  The shares were issued to the lenders during the quarter ended December 31, 2012.

During the nine month period ended December 31, 2012, the Company expensed amounts related to stock options granted in the current period as well as prior periods valued at $65,371.

During the nine months ended December 31, 2012, the Company recognized $81,502 for the change in Derivative Liabilities due to conversion of convertible notes payable.  See Note 8.

NOTE 12 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net income (loss) per common share for the three-month periods ended December 31, 2012 and 2011, are based on 48,210,892 and 43,834,405, respectively, of weighted average common shares outstanding.

Basic and diluted net loss per common share for the nine month periods ended December 31, 2012 and 2011, are based on 46,784,238 and 43,224,154, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

	Issued	Cancelled	Executed	Total Issued and Outstanding	Exercisable	Not Vested
Balance as of March 31, 2012	25,181,655	10,784,836	9,952,210	4,444,609	3,337,109	1,107,500

Warrants	100,000	375,000	-	(275,000)
Common Stock Options	1,450,000	1,395,000	-	(55,000)
Balance as of December 31, 2012	26,731,655	12,554,836	9,952,210	4,224,609	2,437,109	1,787,500

On March 16, 2012, the Company granted 150,000 incentive stock options to an officer.  The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 219.31% calculated using the Company stock price over the period beginning June 1, 2009 through the date of issue.  A risk free interest rate of 0.21% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $5,915.  The options vest over a 12-month period and are exercisable at $0.04 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of December 31, 2012, $4,437 in value of the options was expensed.

On April 13, 2012, the Company granted 450,000 incentive stock options to an officer.  The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 220.15% calculated using the Company stock price over the period June 1, 2009 through date of issue.  A risk free interest rate of 0.41% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $22,192.  The options vest over a two year period and are exercisable at $0.05 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of December 31, 2012, $11,712 in value of the options was expensed.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer.  The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue.  A risk free interest rate of 0.38 % was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175.  The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of December 31, 2012, $8,978 in value of the options was expensed.

On July 17, 2012, the Company issued 100,000 warrants with a 36 month term at $0.15 per share exercise price in conjunction with a Promissory Note agreement.

NOTE 14 - SUBSEQUENT EVENTS

On January 11, 2013, we entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note.  The note is secured by a secondary security interest in all of the Company’s intellectual property.  The proceeds received by the Company from the sale of this note will be used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3) issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completely pays off all outstanding notes with Asher Enterprises.

On January 11, 2013, we pre-paid the Securities Purchase Agreement dated July 16, 2012 with the same party as our April 23 and June 4, 2012 agreements, whereby we issued an 8% Convertible Promissory Note in an aggregate amount of $13,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012. The Company paid the principal amount along with all accrued interest and penalties for a total amount of $21,173.

On January 11, 2013, we appointed Murali Ranganathan to our Board of Directors. Mr. Ranganathan is 43 years of age, and he has no family relationships with anyone at PCS. Murali Ranganathan is the Senior Manager of Finance Strategy for Micron, where he is the financial lead for evaluating, negotiating, and conducting due diligence on Micron’s M&A and venture investment opportunities. Mr. Ranganathan is a planning and financial expert who is well versed in due diligence. Mr. Ranganathan will be assuming the role of Chairman of the Audit Committee for PCS Edventures, replacing long time director, Michael McMurray, who resigned from the Board in November 2012.  Mr. Ranganathan has a long and impressive career in both engineering and finance, with a Masters in Industrial and Systems Engineering from Ohio State, and an MBA from the Booth School of Business at the University of Chicago. Mr. Ranganathan was personally drawn to the experiential learning focus of the Company and the opportunities afforded both domestically and globally. He is a strong advocate for bringing educational opportunities to children to strengthen their knowledge in STEM education and hands on learning. Mr. Ranganathan currently has his son enrolled in one of our Learning Centers. Mr. Ranganathan will be eligible for compensation as an outside director in the amount of $18,000 in “Restricted Stock Units,” subject to the terms of the standard Board approved awards for outside directors.  Such units would not be vested until after one year of service on the Board and re-election at the Fiscal Year 2013 Annual Meeting. Mr. Ranganathan has not held a directorship position nor was he a directorship nominee for any other publicly-held company or investment company in the past five years.

On January 11, 2013, it was approved by the Board of Directors to issue two employees Restricted Stock Grants in the total amount of 60,000 restricted shares. The total value of this stock is $3,600 based on the closing price of $0.06.

On January 11, 2013, it was approved that the Company issue a total of 185,000 warrants to certain lenders in consideration for extending promissory notes with the Company.

On January 17, 2013 we entered into a loan transaction in the amount of $200,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC, which $107,000 was to be wired immediately. The remaining $63,000 shall be considered advanced on the date that the receivable pledged under a previous Note between Borrower and Lender dated December 26, 2012. The note is payable with interest of 15% per annum, in cash on or before April 20, 2013. The Promissory Note is secured by a Purchase Order in the amount of $228,275 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. The Company issued 100,000 warrants with a 36 month term at $0.07 per share exercise price in conjunction with the promissory note agreement.

 On January 28, 2012, the Company successfully bound and acquired a 12 month renewal for its Directors & Officers Insurance.

On January 31, 2013, PCS Edventures!.com, Inc. formed a subsidiary called Premiere Science Inc. incorporated and registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com, Inc. and was formed to use as an additional sales and marketing tool to gain other business opportunities.

On February 11, 2013, PCS Edventures!.com, Inc (the “Company”) delivered notice to Brett A Newbold, the Chief Operations Officer of the Company, that his employment with the Company will terminate effective February 11, 2013.

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

Results of Operations

For the quarter ended December 31, 2012, the Company reported a net comprehensive loss of ($146,371), as compared to a net comprehensive loss for the quarter ended December 31, 2012, of ($427,520).  For the nine months ended December 31, 2012, the Company reported a net comprehensive loss of ($410,574), as compared to a net comprehensive loss of ($1,351,357) for the nine months ended December 31, 2011, an improvement of 70%  An increase in revenue, reduced operating expenses, while there was an increase in interest and debt expense due to the discounting of debt and the issuance of warrants attached to financing, which was offset by the gain on the change in fair value of derivatives in the current year contributed to the improved results.

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock.  Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.  The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $72,101 at December 31, 2012. The change in fair value of the derivative liabilities for the three and nine months ended December 31, 2012 resulted in a gain of $154,812 and a loss of ($50,459), respectively, which was reported as other income/(expense) in the consolidated statements of operations.

Revenue for the quarter ended December 31, 2012, was $602,739, as compared to revenue during the quarter ended December 31, 2011 of $368,743, an increase of 63% this quarter over the same quarter last year.  Revenue for the nine months ended December 31, 2012, was $2,476,281, an increase of 47% compared to the same period in the prior year. With this increase in sales, gross profit rose up $411,966, an increase of 45% for the nine month period ended December 31, 2012 compared to the same period last year.

Operating expenses for the three and nine month periods ended December 31, 2012, decreased by $124,600 (20%) and $454,450 (22%) as compared to the same periods ended December 31, 2011. The table below identifies the period over period changes:

Operating Expenses
	3 months ended December 31, 2012	9 months ended December 31, 2012
Option Warrant expense	($ 25,433)	($ 159,680)	(1)
Salaries	(93,681)	(133,446)	(2)
Contract labor	(14,459)	(70,808)	(3)
Employee Insurance Benefits	(4,555)	(25,857)	(4)
Depreciation	(6,476)	(64,241)	(5)
Marketing	(6,655)	(24,376)	(6)
Legal	(10,213)	(21,578)	(7)
Learning Center Overhead	23,513	43,277	(8)
Public Relations	11,740	24,906	(9)
Office Rent	(9,997)	(20,610)	(10)
Other, net	11,616	2,037
	($ 124,600)	($ 454,450)

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

6)

Marketing costs decreased due to fewer trade shows attended and fewer lead generation campaigns.

7)

Decrease in legal expense due to negotiated settlement with insurance carrier as related to the SEC investigation.

8)

Learning Center Overhead is related to the Learning Center that started up in spring 2012, thus no prior year expense.

9)

Public Relations expense increased due to the cost of a public relations firm that was retained on a contract basis during the period as well as additions such as Money TV.

10)

Rent expense decreased due to negotiations at lease expirations.

Total Other Income (Expense) for three months ended December 31, 2012 and 2011 was $88,956 and ($6,870), respectively. For the nine months ended December 31, 2012, Total Other Income (Expense) was ($159,324) compared to ($224,464).  In the current quarter the Change in Fair Value of Derivatives made up the significant portion of the income, compared to the same periods in the prior year. Interest expense was higher during the quarter ended December 31, 2012 due to discounting of debt and issuance of warrants attached to financings, however it was lower during the nine months ended December 31, 2012 compared to the same period last year. This is mostly due to the accrued settlement costs related to a class action lawsuit, recoupment of previously accrued losses in the California sales tax matter and gain on issuance of stock for services during that time.

Liquidity

Cash provided by operations for the nine months ended December 31, 2012 was $29,075, compared to cash used by operations of ($172,169) in the same period last year.  As of December 31, 2012, the Company had $35,099 in cash, total current assets of $356,869 and total current liabilities of $1,223,947, resulting in a working capital deficit of ($357,312) compared to a working capital deficit of ($757,873) for the nine months ended December 31, 2011.  The Company had a current ratio at December 31, 2012 and 2011 of 0.29 and 0.54, respectively.  We have an accumulated deficit of (36,948,723) and shareholders’ equity of ($866,635).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer, and management, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our Chief Executive Officer, and Management, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012. Based on this evaluation, management concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Controller as appropriate to allow timely decisions regarding required disclosure, were effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Item 2. Recent Sale of Unregistered Securities.

Name of Person or Group	Shares	Consideration
**Consultants	66,350	$ 3,980
**Legal Consultants	233,067	10,681
* Employees: Bonus	398,343	21,401
* Employees: Benefits	85,574	4,726
** Note Holders: Conversion	2,535,001	97,296
	3,318,335	$ 138,084

Name of Person or Group	Warrants	Consideration
*Note Holders	100,000	Promissory Note

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

PCS EDVENTURES!.COM, INC.

Dated:	February 14, 2013	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 14, 2013	By:	/s/ Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	February 14, 2013	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	February 14, 2013	By:	/s/Todd R. Hackett
Todd R. Hackett Director

Dated:	February 14, 2013	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director