Form 10-K
period 2013-03-31
PCS EDVENTURES COM INC
filed 2013-07-02
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of FY2013 Q2: $5,928,741 as of September 30, 2012.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  As of July 1, 2013, the Registrant had outstanding 49,293,845 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the “Company”, “PCS”, “we”, ”our”, “us” or similar words) was incorporated in 1994 in the State of Idaho. In November 2005, we acquired PCS LabMentors, Ltd. (“PCS LabMentors”) based in Fredericton, New Brunswick, Canada, which is a wholly owned subsidiary of PCS Edventures!.com, Inc. In January 2013 we formed a subsidiary called Premiere Science Inc. incorporated, registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com,Inc. No transactions occurred during the fiscal year ended March 31, 2013 for Premiere Science Inc.

PCS Edventures specializes in experiential, hands-on, K12 education.  PCS has extensive experience and IP that includes robotics software, hardware, and K12 content, as well as sophisticated turn-key lab packages that teach topics of science, technology, engineering, and math (STEM).

PCS educational solutions are implemented through the development, marketing, and distribution of educational products and services that target the PreK-12 market as well as implemented through private STEM Learning Centers called Edventures! Labs.

The education market is complex and is comprised of a number of different types of customers to whom we sell:

Afterschool: The afterschool market consists of Boys and Girls Clubs, YMCAs, and others including a large number of afterschool programs supported by the $1.1B 21st Community Learning Center (21stCCLC) Federal grant program.  We sell robotics and other hands-on STEM solutions to afterschool providers.

K6: Elementary classrooms in the United States are a rich market for PCS STEM professional development programs. There are over 60,000 elementary schools in the United States.

Technical Education: Tech Ed teachers in grades 6-12 use PCS robotics and engineering programs to prepare students for engineering or other technical fields. There are over 20,000 schools offering tech ed and career programs.

Parents and Home Educators: Our Edventures! Lab private learning center concept will position PCS in key communities to build awareness and support of PCS institutional products while generating revenue from the home and retail market. Conservative estimates of the homeschool population in the United States is over one million students.

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

Recent Developments.

The following are business developments during the fiscal year that ended March 31, 2013 (FY2013):

Management and Board of Director Changes

o

Leann Gilberg, CFO, left the company in November of 2012 to pursue an opportunity with the Idaho Humane Society, an organization with which she had a long relationship.

o

Krystal Wright, a longtime employee and key person in accounting and administration, assumed the role of Controller for the company upon Leann’s departure and has been maintaining the financial operations.  PCS is actively seeking a CFO replacement.

o

Brett Newbold, appointed COO in FY2012 left the company under mutual agreement in February 2013.

o

In March of 2013, PCS hired Tom Kicmol, an e-commerce and project management expert to build up PCS commerce capabilities and direct development activities.

o

Michael K. McMurray resigned as a member of the board of directors of the Company to pursue other interests. Mr. McMurray’s resignation was effective as of November 1, 2012. There were no disagreements between the Company and Mr. McMurray regarding his resignation.

o

Two new board members were added during the fiscal year – Todd Hackett and Murali Ranganathan.

o

To strengthen PCS operational capabilities PCS initiated a search in Q4 of FY2013 for a candidate to fill the role of Sales and Marketing Director.

Other Activities

o

In January of 2013, we renewed our D&O insurance on favorable terms for a one year period.

o

We continued to explore potential partnerships during FY2013, seeking opportunities and values that would strengthen PCS Edventures and advance shareholder value through improved sales and marketing, development, or operational efficiency.

o

We continued to grow our long term relationship with Edison schools, providing additional customized learning labs for their summer adventures programs, as well as supplying them with materials authored and developed in previous years. Edison Schools has been the resource of well over $1M in revenue since the inception of the relationship.  Edison program, developed by PCS, range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics. Development, packaging, fulfillment, and support were further streamlined this year to improve efficiency and the overall customer experience.

o

Our LabMentors division partnered with Cengage Learning to transition courses to a single sign on (SSO) system, to make it easier for instructors to find all the courses offered by LabMentors by logging into one centralized system.

o

We continued to develop our growing relationship with STEM Academy (“STEM 101”) in which PCS provides the robotics curriculum and Labs for their 6th and 8th grade programs, and are working on developing additional programs for their elementary and high school STEM solutions.

o

We have worked with T4EDU, a Saudi entity charged with managing education reform activities defined by the Saudi Ministry of Education, to bid on contracts for additional STEM consulting and development services related to the design, production and implementation of a nationwide network of science centers in Saudi Arabia, as part of the King Abdullah Education Initiative.

o

We further expanded our statewide penetration of STEM programs into Idaho schools emphasizing our elementary STEM training program for classrooms throughout the state.

o

We further expanded our penetration into the Boys and Girls Clubs of America, a significant niche market for PCS afterschool products with over 5,000 sites across the United States.

o

Our relationship with Creya Learning of India continues to evolve as they modify their business strategy better fit with the Indian culture and education system.   Changes were implemented to target the private school market through a licensed lab model and they were able to place approximately 12 sites in FY2013.  These demonstration sites will be used as proof of concept programs to drive additional sales and expansion in FY2014.

o

PCS launched and managed a pilot program for a new Learning Center model in partnership with Sage International Charter School in Boise.  The program successfully accomplished a number of milestones including a growing student body, a learning framework model for the future, an effective lab design and system established, annual learning and event calendar tested and established, holiday and retail product test marketing was successful, a strong core staff was recruited and trained, the center was successfully used as a sales tool for generating institutional sales for PCS, a number of parent testimonials were accumulated on the benefits of the program, and a number of sales and marketing strategies and tactics were identified,

o

PCS applied for and was awarded Trade Adjustment Assistance funds during fiscal year ended March 31, 2011 in the amount of $75,000 to apply to the development and promotion of PCS programs to improve our competitiveness against foreign imports.  These matching funds are being used to improve and expand the PCS Robotics line of controllers, proprietary software, and curriculum solutions to take advantage of the rapidly growing robotics education market.  PCS continues to leverage these funds for development, promotion, and consulting where applicable. PCS has Trade Adjustment Assistance funds of approximately $50,000 in matching funds to use as of March 31, 2013.

Strategy.

Our strategy is to design and develop brain-based learning educational products and services for the PreK-16 market that emphasize STEM topics and develop contemporary skills for the 21st century learner.  These skills include critical thinking, problem solving, innovation, creativity and communications.   These products, PCS will market through direct sales and channel partners as well as deploy in experiential-learning centers which will serve as direct revenue generating entities as well as product and service showrooms that will improve our sales, service, and support to school districts around the country.

Our strategy consists of:

•

Continuing to develop, refine, and polish our PCS BrickLab STEM program for elementary classrooms and afterschool programs.  The elementary opportunity is over 1MM classrooms and the BrickLab solution is demonstrated to effectively improve educators comfort level with STEM, enabling them to implement more STEM activities across their curriculum.

•

Continuing to develop, refine, and polish our PCS Robotics programs consisting of the Brain, the Cortex, and our various lab configurations.  This focus will take advantage of the exploding robotics marketplace.

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

Foreign Currency Exchange Rate Risk.

The Company promotes many of our products in the international market, as well as having established operations in Canada as a result of the acquisition of LabMentors. As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary are held in local, Canadian currency, with additional funds used through the parent company being held in U.S. dollars. In accordance with SFAS 52, “Foreign Currency Translation”, all assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). While our Canadian subsidiary provided approximately 5% of our revenue in fiscal year 2013, the sales and receivables are transacted in USD$ and thus there is not a significant exchange risk associated with those transactions.

Backlog.

Our unearned revenue was $83,756 at March 31, 2013. At the end of fiscal year 2013, the entire amount of unearned revenue is expected to be earned during fiscal years 2014 and 2015. Of the total listed in unearned revenue at March 31, 2013, $5,645 is for orders prepaid by customers, $22,649 and $53,750 are advanced royalties and license fees resulting from our agreement with Creya Learning of India, and the remaining amount of $1,712 is for license fees paid but that have yet to be fully used by our domestic customers.  PCS, as part of the agreement with Creya Learning, will receive ongoing royalties on the tuition charged to students attending PCS based programs and royalties will be amortized as earned.  Each month, the license fees are amortized according to the length of the subscription/license.

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

Principal Products or Services and Their Markets.

The primary goal of the products and services we develop is to bring engaging, effective learning experiences to K12 students, experiences that can help them be successful in the 21st century workplace.   We do this through the delivery of innovative programs in our Edventures! Labs and products that make teaching STEM easier for educators and program facilitators.  To this end, we have developed and are currently marketing a number of innovative technology-based educational programs for the pre-kindergarten through university (“PreK-12”) classroom market, the K-12 afterschool market, the private learning center market, and the home school market.  In addition, the virtual lab programs from our LabMentors division are currently marketed to the collegiate level. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

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

The products and programs we are currently marketing are applicable and useful to a variety of educational market segments. These product lines have been designed to stand-alone as well as integrate with one another to create contiguous, systemic solutions:

PCS Edventures! Labs

PCS Edventures! Labs are a new program piloted in FY2013 designed to offer a unique, experiential STEM education experience.   A space of approximately 1,000sf is turned into a high-tech lab for robotics, mechanical engineering, 3D modeling, computer programming, and manufacturing.  Organized through a sophisticated learning framework called the PCS Merit System, the curriculum is designed to prepare students to thrive in the 21st century as they explore and master various topics in an environment that emphasizes the development of independent, higher order thinking skills.

The first PCS Edventures! Lab is located in Boise and is attached to the corporate offices for R&D purposes.   Several models of deployment into new communities are being explored for expansion in FY2014.

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

PCS LabMentors

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

Custom Labs:

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

PCS’ core curriculum strength is based on STEM principles. In order to increase market penetration and continued growth PCS has identified the following as key target markets:

1)

Edventures! Lab programs targeting the consumer

2)

K6 Programs for the elementary classroom

3)

Tech Ed Programs for grades 6-12

4)

Afterschool Programs

5)

Products and Services adapted to provide K-16 educational solutions for the international market

6)

Virtual labs for grades 10-16

PCS’ understanding of the complexities of STEM subjects and our progressive methodologies give us a unique ability to deliver solutions for educators to meet the growing demands of teaching STEM and integrating technology into classrooms and afterschool settings. Here is a briefing of our current Strategic Business Units (SBU) and their markets:

Edventures! Lab Business Unit

PCS plans to utilize its IP and former experience as an owner/operator of experiential learning centers to  establish a network of hands-on learning centers in the United States.  Students will study robotics, engineering, applied sciences, and other engaging and exciting subjects in an advanced afterschool program. These centers will provide a valuable service to parents, students, and schools and will also serve as product “showrooms” to facilitate the sale of PCS programs and services into the surrounding school districts.  Additional revenue streams from virtual services, retail point of sale, and direct school sales are also being studied for inclusion into this business model. The first Edventures! Lab is operating as an R&D facility attached to the Boise corporate offices at this time.

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

Marketing and Other Agreements.

(i) In June 2011, we entered into a licensing agreement with Kindle Education, now Creya Learning, for the country of India and have provided support, curriculum, and training for their experiential learning programs.

(ii) In April 2012, we entered into a distribution agreement with STEMfinity, an online source for a variety of STEM products. STEMfinity has proven to be a reliable source of orders with sales over $35,000 during fiscal year ending March 31, 2013.

(iii) In May 2012, we entered into an agreement with Cultural Innovations, a British museum consulting company, to provide STEM education consulting services related to the King Abdullah Education Initiative in Saudi Arabia.  The King Abdullah initiative, launched in 2007, is a sweeping reform program designed to transform the Saudi education system and includes a strong emphasis on student centered learning and STEM education.

(iv) In May 2012, we entered into an agreement with Empire Relationship Group to gain exposure for PCS (PCSV:OB) to the investment community through various communications methods by placing its corporate story and profile in front of brokers and investors.

(v) In September 2012, we entered into an agreement with Investorials out of Boulder, Colorado for a short 2-3 minute video featuring PCS that was posted online, a 1,000+ word research report covering PCS and marketed to investors and well as other written articles circulated per month relevant to corporate or industry events.

(vi) During the 4th quarter of fiscal year ending March 31, 2013, PCS was in negotiations with Galileo Math and Science Magnet School as a desire to work together establishing a premier Science Technology Engineering and Math (STEM) laboratory within the Galileo school for joint use of the Partners for educational purposes; in May 2013 a Memo of Understanding was signed and a Summer Program was launched.

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

From November of 2011 through March of 2012, PCS launched a series of pilot programs related to the learning center model in partnership with Sage International Charter School located in Boise in which we continued to manage and run a successful year during fiscal year ending March 31, 2013.

In Q4 of FY 2012 the primary development focus was the improvement and refining of key PCS Robotics products including the Robotics Educator Pack (“REP”) and the PCS Brain and Cortex programming environment.

December 2012 brought the creation of three new 12-day summer camps for Edison Schools.

In February 2013 we released a re-vised version of our Discover! E Kit. The small engineering kit offers 12 different engaging builds for grades 5-9 with sound concepts written by both an engineer and educator.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers.

We currently do not manufacture the products that accompany our curriculum and are dependent on vendors for our supply of these products.  We believe that efficient purchasing is a key factor in maintaining our competitiveness.  The following is a list of vendors for our key products:  I.B.A., MINDS-i, Fischertechnik, K’NEX, Q-Smart Robot Technologies, Gratnells, Office Value and Ingram Micro.

Dependence on One or a Few Major Customers.

In general, PCS does not rely on one or a few major customers. However, PCS LabMentors has two major customers, Cengage Learning, previously known as Thomson Course Technology and DeVry whose revenue is greater than 10% of the total LabMentors revenue stream.

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

Currently we use the following registered and common-law trademarks: PCS & Design®, , Edventures! ™, PCS BrickLab®, PCS Academy of Science®, Academy of Robotics™, Academy of Electronics™, PCS Edventures!.com.®, , , Little Edventures™, , New Learning for a New World®, Imagination in Education®, and PCS Academy of Engineering™. We intend to evaluate continually the appropriateness of seeking registration of additional product names and trademarks as they evolve.

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

We currently have curriculum royalty agreements with GibsonTech. The agreement with Gibson Tech, which was renewed in FY2012, is for cash royalty payments based on sales of our PCS Academy of Electronics™ product.  An agreement with Jackie DeLuna, that was for cash royalty payments based on sales of our Digital Photography lab product(s) expired March 31, 2012.

Need for any Government Approval of Principal Products or Services.

None, not applicable.

Effect of Existing or Probable Governmental Regulations on the Business.

 Exchange Act.

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the Securities and Exchange Commission (the “SEC”).  Compliance with these requirements of the Exchange Act also substantially increases our legal and accounting costs.

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

Number of Total Employees and Number of Full Time Employees.

We employ approximately thirteen full-time employees, while our LabMentors subsidiary has three full-time employees. Premiere Science Inc does not currently have any active operations and does not employ any employees at this time. We will hire part-time and additional full-time employees on an “as-needed” basis. We have not experienced a shortage of qualified employees.  None of our employees are a party to a collective bargaining unit and we believe that our relationship with our employees is good.

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

Potential Loss of Intellectual Property

The company has pledged its Intellectual Property as collateral for notes payable as discussed in Note 8.   Risk of loss of the underlying IP exists should the Company default on these notes.

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

Item 1B-Unresolved Staff Comments.

None.

Item 2. Property.

Location.

The Company leases its Principal executive offices in Boise, Idaho. These offices consist of approximately 7,300 square feet of office space. Rent obligations are currently $10,266/month under a non-cancelable operating lease that expired May 31, 2012.  The lease was extended effective June 1, 2012, at a rate of $8,680/month for 13 months. The company is evaluating whether or not it will continue to lease space at its current location at the conclusion of the extended lease period. The intention is to extend again effective June 1, 2013, at a rate of $8,680/month for 13 months.

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

Investment Policies.

None.

Description of Real Estate and Operating Data.

None.

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

Stock Quotations.

Holders.

As of March 31, 2013, we had approximately 250 stockholders of record through our transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

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

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,624,966	$ 0.41	2,261,129
Equity compensation plans not approved by security holders	-	$ -	-
Total	2,624,966	$ 0.41	2,261,129

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

	Number of
Name of Person or Group	Shares	Consideration	Note
* Consultants	735,480	$ 118,247	1
Legal Consultants	1,013,677	88,187	2
Private Investors	1,785,414	608,000	3
Private Investors: Warrants	260,000	39,000	4
Private Investor: Note Conversions	2,535,001	97,296	5
*Employees: Benefits	1,237,828	173,852	6
*Employees: Bonus	768,002	80,635	7
*Employee Options: cash	-	-	8
*Employees Options: cashless	-	-	9
*Board of Directors: RSU’s	582,354	240,000	10
	8,917,756	$ 1,445,217

* Issued as Restricted Securities under the 2009 Equity Incentive Plan.

1.

Shares issued to consultants for services:

	Shares			Value
	Fiscal Year			Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	12,624	56,339	50,400	$ 11,415	$ 16,134	$ 2,520
Q2	23,210	111,550	66,350	14,060	21,800	3,980
Q3	43,798	218,253	-	11,565	22,575	-
Q4	67,606	85,350	-	9,698	4,500	-

2.

Shares issued for legal services:

	Shares			Value
	Fiscal Year					Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	-	10,361	230,627	$ -	$ 3,906	$ 11,531
Q2	10,961	53,627	233,067	7,422	10,396	10,681
Q3	28,303	131,322	-	6,879	10,827	-
Q4	17,723	101,061	196,625	2,531	5,932	18,082

3.

Shares issued to private investors for cash purchase:

	Shares				Value
	Fiscal Year				Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	750,000	80,000	-	$ 450,000	$ 8,000	$ -
Q2	-	-	-	-	-	-
Q3	955,414	-	-	150,000	-	-
Q4	-	-	-	-	-	-

4. Shares issued to private investors for the purchase of warrants:

Shares				Value
Fiscal Year				Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	-	-	-	$ -	$ -	$ -
Q2	-	-	-	-	-	-
Q3	-	260,000	-	-	39,000	-
Q4	-	-	-	-	-	-

5. Shares issued to private investors for the conversion of promissory note:

Shares				Value
Fiscal Year				Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	-	-	-	$ -	$ -	$ -
Q2	-	-	1,330,210	-	-	63,496
Q3	-	-	1,204,791	-	-	33,800
Q4	-	-	-	-	-	-

6. Shares issued to employees for benefits:

Shares					Value
Fiscal Year					Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	25,415	66,843	48,522	$ 20,434	$ 18,514	$ 2,426
Q2	31,090	167,524	85,574	19,147	32,449	4,726
Q3	54,940	419,833	-	17,452	29,703	-
Q4	114,478	223,609	-	17,614	11,387	-

7. Shares issued to employees for bonuses:

Shares				Value
Fiscal Year				Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	16,308	-	200,000	$ 14,102	$ -	$ 22,000
Q2	9,538	-	398,343	5,723	-	21,401
Q3	10,000	-	-	2,000	-	-
Q4	46,151	27,662	60,000	6,000	5,809	3,600

8. Shares issued to employees for the purchase of options for cash:

	Shares			Value
	Fiscal Year			Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	-	-	-	$ -	$ -	$ -
Q2	-	-	-	-	-	-
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

9. Purchase of options by employees in a cashless transaction:

	Shares			Value
	Fiscal Year			Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	-	-	-	$ -	$ -	$ -
Q2	-	-	-	-	-	-
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

10. Shares issued to Company’s Board of Directors for Restricted Stock Units:

	Shares			Value
	Fiscal Year			Fiscal Year
	2011	2012	2013	2011	2012	2013
Q1	-	-	-	$ -	$ -	$ -
Q2	-	176,472	-	-	90,000	-
Q3	-	-	300,000	-	-	60,000
Q4	105,882	-	-	90,000	-	-

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

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2013, from the sale of registered securities.

Purchase of Equity Securities by Us and Affiliated Purchasers

During the year ended March 31, 2013, the Company made no purchases of its outstanding equity securities.

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

Plan of Operation.

In fiscal year 2014, PCS will expand its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies through the deployment of Centers for STEM Education starting in Boise, Idaho.   PCS implemented a new Strategic Business Unit (SBU) and subsidiary structure that targeted sales efforts to the following markets:

1) K6 programs for the elementary classroom

2) Tech Ed programs for grades 6-12

3) Afterschool programs

4) Services that provide K-16 educational solutions for the international market

5) Virtual labs for community colleges and universities

Fiscal year 2013 was the third year of implementation of the K6 and Tech Ed SBUs and saw PCS programs becoming well accepted in the core classroom market as evidenced by our presence in over 350 Idaho classrooms, classroom deployments of our programs in Texas, Illinois Florida, California, Maryland, and many other states.  Despite the challenges presented by a discouraging economy and school budget landscape, we feel we have clearly demonstrated our ability to move beyond the afterschool market.  Additional progress was made in terms of establishing district and university relationships, expanding the pilot programs, compiling research, developing grant partnerships, and refining the products and services for the classroom through continued application and testing.

During fiscal year 2014 we will continue to build upon the SBU foundations established in FY2012 and drive toward the establishment of synergies between these SBUs.  This will include a more focused approach to our web-based marketing efforts and tightened sales processes. The PCS Centers for STEM Learning was a key strategic addition to our plan in FY2013 as they will serve the following purposes: 1) R&D test bed for product improvement and refinement; 2) Revenue generation through afterschool and summer course fees.  This course revenue stream will be more predictable and consistent compared to the seasonal revenues associated with education budgets; 3) The centers will serve as showrooms for PCS products in strategic locations and key districts around the country.  We believe this will provide PCS with significant competitive advantages over other solution providers since administrators and educators can visit local centers for support, training, and demonstrations of our products in action; 4) Revenues from experiential retail.  We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the courses will provide a boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame.

To capitalize on the expansion of the Learning Centers, we are actively pursuing funding vehicles such as private equity and licensing arrangements.  Our plan to refine operations in our first center in Boise was successful. We plan to deploy a second program in Eagle Idaho in during FY2014, and a third in a yet to be determined market. The establishment of this initial network of centers will enable more rapid expansion in FY2014 and beyond.  We believe the strategic deployment of PCS Learning Centers to be a viable and sound approach based on our initial trial programs.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2013 resulted in a net loss of ($662,465) as compared to the net loss during the fiscal year ended March 31, 2012 of ($1,966,526). This is a decrease in net loss of $1,304,061, or approximately 66%, from the net loss for the fiscal year ended March 31, 2012. The Basic Loss per Share for fiscal year 2013 and 2012 was ($0.01) and ($0.05), respectively.  Details of changes in revenues and expenses can be found below.  The impairment charge on LabMentors goodwill, intangibles and fixed assets accounted for $322,291 of the loss in fiscal year 2012.

Operating Results Revenues.

Consolidated revenues for the twelve-month period ended March 31, 2013, were $2,934,598, an increase of $604,933 or 26%, as compared to $2,329,665 for the twelve-month period ended March 31, 2012. The increase in consolidated revenues is due to the parent company’s increase in revenue of $777,766. This increase was primarily due to an order we received from a customer for implementation of robotics labs into several after-school sites.  PCS’s subsidiary, LabMentors, experienced a decrease in revenue of 52% because of a decrease in sales activity from its main customer.

Operating Results Cost of Goods Sold/Cost of Sales.

Consolidated cost of goods sold for the twelve-month period ended March 31, 2013, increased $276,276 or 25% to $1,367,861 as compared to $1,091,585 for the twelve-month period ended March 31, 2012. The increase was mainly due to fulfilling the orders associated with the additional revenues generated during the fiscal year. Included in PCS’ cost of goods sold are variable costs including sales commissions, shipping expenses and product royalty payments.  In addition, LabMentors has minimal variable costs.  Cost of goods sold for FY2013 as a percent of revenues was consistent with FY2012 at 47%.

Operating Results Operating Expenses.

Operating expenses for the twelve-month period ended March 31, 2013, decreased by ($908,806) (31%) to $2,005,314 as compared to $2,914,120 for the twelve-month period ended March 31, 2012.   The table below identifies the year over year changes:

	Fiscal Year ended March 31, 2013
Option Warrant expense	($160,938)	(1)
Salaries	(218,840)	(2)
Contract labor	(78,572)	(3)
Employee Insurance Benefits	(30,062)	(4)
Depreciation	(114,197)	(5)
Marketing	(27,623)	(6)
Legal	(39,971)	(7)
Learning Center Overhead	70,950	(8)
Public Relations	24,753	(9)
Office Rent	(29,395)	(10)
Board Compensation	(22,500)	(11)
Impairment of Goodwill	(202,688)	(12)
Other, net	(79,723)
	($908,806)

1)

Option Warrant expense decreased due to older grants expiring and fully vesting.

2)

Salaries decrease due to reduced headcount and lower salaries for the positions that have turned over.

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

11)

Board Compensation decreased due to the board’s willingness to decrease annual compensation from $30,000 each to $15,000 each in order to conserve cash.

12)

Impairment of  intangible assets pertaining to the education software acquired with and subsequently developed at LabMentors

Operating Results – Other Income/Expenses.

_________________________________________________________________________________________

Total other income (expense) for fiscal years 2013 and 2012 was ($223,888) and $(290,486) a change of 23%, respectively.  The change was primarily due to a decrease in interest expense in FY2013 pertaining to the reduction of debt discounts and amortization of warrants relating to financing during the fiscal year.

Liquidity.

As of the fiscal year ended March 31, 2013, we had $247,246 in cash, with total current assets of $499,333 and total current liabilities of $1,445,518. We have an accumulated deficit of ($37,208,971) and shareholder’s equity of ($973,031).

The Company has a working capital deficit of $946,185 at March 31, 2013. The working capital deficit for the fiscal year ended March 31, 2012 was $897,938. The Company has a current ratio at March 31 of 0.35 and 0.37 for fiscal years 2013 and 2012, respectively.  This decrease in liquidity was due primarily to the fiscal year 2013 net loss which was partially financed through short term debt and minimal equity financing.

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

During the fiscal year ended March 31, 2013, the Company had sales to one major customer that accounted for 27% of total consolidated revenue. See Note 4 to the financial statements for additional information.

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

We account for goodwill and other intangible assets in accordance with the financial accounting standards issued by the FASB pertaining to “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that impairment might have occurred. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process.  The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value exceeds the fair value, the goodwill is considered to be impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The Company’s evaluation of goodwill and intangible assets completed at March 31, 2012, resulted in a full impairment.  This impairment was recorded as an operating expense of $202,688 with respect to the goodwill.  As of March 31, 2012, amortizable intangible assets were comprised of educational software being amortized over the estimated useful life of the program or exercise, generally 24 to 48 months.  The Company recognized $92,468 of impairment of intangible assets pertaining to the education software acquired with and subsequently developed at LabMentors.  Due to the impairment at March 31, 2012, the entire balance of intangible assets was amortized and no additions occurred during the fiscal year ended March 31, 2013.

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

The Company accounts for shares issued to employees and others based upon the prior day closing price of our common stock as of grant date.

Acquisitions.

Our strategy is to investigate companies and/or assets for acquisition that continue to increase our product depth, market penetration, and synergies within the Company.   The Company has made no acquisitions over the last three years.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of March 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None, not applicable.

 Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2013 and March 31, 2012

Consolidated Statements of Operations for the years ended March 31, 2013 and 2012

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheets of PCS Edventures!.com, Inc. and Subsidiary (the “Company”) as of March 31, 2013 and 2012 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary as of March 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 28, 2013

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Consolidated Balance Sheets (USD $)
	As of March 31,
	2013	2012
CURRENT ASSETS
Cash	$247,246	$15,780
Accounts receivable, net of allowance for doubtful
accounts of $2,669 and $4,805, respectively	119,840	362,748
Prepaid expenses	36,386	58,309
Finished goods inventory	93,717	55,335
Other receivable	2,144	26,616
Total Current Assets	499,333	518,788

FIXED ASSETS, net of accumulated depreciation of $253,397 and $234,682, respectively	38,177	56,892

OTHER ASSETS
Mold Cost	19,107	15,868
Deposits	7,371	7,822
Total Other Assets	26,478	23,690
TOTAL ASSETS	$563,988	$599,370

CURRENT LIABILITIES
Accounts payable and other current liabilities	$486,363	$459,672
Payroll liabilities payable	33,851	100,967
Accrued expenses	136,359	103,770
Deferred revenue	83,756	117,314
Note payable, convertible, net of discount	185,000	185,000
Note payable, convertible, related party, net of discount	80,000	30,000
Note payable, related party, net of discount	408,129	383,668
Lines of credit payable	32,061	36,335
Total Current Liabilities	1,445,519	1,416,726

Notes payable, related party, long term	25,000	-
Notes payable, convertible, related party, long term	66,500	-

Total Liabilities	1,537,019	1,416,726

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000 authorized shares,
no shares issued and outstanding	-	-
Common stock, no par value, 90,000,000 authorized shares,
49,293,845 and 44,889,336 shares issued and outstanding,
respectively	36,199,846	35,630,855
Stock payable	40,640	93,741
Accumulated comprehensive loss	(4,546)	4,554
Accumulated deficit	(37,208,971)	(36,546,506)
Total Stockholders' Equity	(973,031)	(817,356)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$563,988	$599,370

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Consolidated Statements of Operations (USD $)
	For the years ended March 31,
	2013	2012
REVENUES
Lab revenue	$2,912,129	$2,286,956
License revenue	22,469	42,709
Total Revenues	2,934,598	2,329,665

COST OF SALES	1,367,861	1,091,585

GROSS PROFIT	1,566,737	1,238,080

OPERATING EXPENSES
Salaries and wages	1,064,356	1,221,611
Depreciation and amortization expense	18,715	137,989
Impairment of long lived assets	-	119,603
Impairment of goodwill	-	202,688
General and administrative expenses	922,243	1,232,229
Total Operating Expenses	2,005,314	2,914,120

OPERATING LOSS	(438,577)	(1,676,040)
OTHER INCOME AND (EXPENSES)
Interest income	-	128
Interest expense	(156,925)	(274,114)
Other income	5,894	50,746
Other expense	5,551	(67,246)
Other expense – derivative	(78,408)	-
Total Other Income and Expenses	(223,888)	(290,486)

NET LOSS	(662,465)	(1,966,526)

Foreign currency translation	(9,100)	(8,866)

NET COMPREHENSIVE LOSS	$(671,565)	$(1,975,392)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(671,565)	$(1,975,392)

Loss per Share Basic and Diluted	$(0.01)	$(0.05)
Weighted Average Number of Shares Outstanding, Basic and Diluted	47,264,151	43,588,970

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC.
Consolidated Statements of Stockholders' Equity (Deficit) (USD $)
	# of Common Shares O/S	Capital Stock	Stock Payable	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
Balance at 03/31/2011	42,699,529	$35,007,464	$74,418	$(34,579,980)	$13,420	$515,322

Common stock for services	1,673,335	193,932	27,323			221,255
Common stock for RSU's	176,472	38,824				38,824
Warrants issued for debt	-	90,211				90,211
Exercise of Warrants, shares	260,000	39,000				39,000
Option Expense		147,058				147,058
Common Stock for Cash	80,000	8,000	(8,000)
Debt discount		106,366				106,366
Foreign currency translation					(8,866)	(8,866)
NET LOSS				(1,966,526)		(1,966,526)
Balance at 03/31/2012	44,889,336	35,630,855	93,741	(36,546,506)	4,554	(817,356)

Common Stock for services	911,165	53,944				53,944

Common Stock for bonuses	658,343	47,001	(26,101)			20,900

Common Stock for RSU's	300,000	81,000	(27,000)			54,000
Conversion of notes payable	2,535,001	97,296				97,296
Option Expense		82,700				82,700
Change in derivative liability		190,837				190,837
Debt Discount		7,977				7,977
Extension of warrants		8,236				8,236
Foreign currency translation					(9,100)	(9,100)
NET LOSS				(662,465)		(662,465)
Balance at 03/31/2013	49,293,845	$36,199,846	$40,640	$(37,208,971)	$(4,546)	$(973,031)

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (USD $)
	For the years ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(662,465)	$(1,966,526)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Deemed dividend	8,236	-
Change in fair value of derivative liability	78,408	-
Debt discount amortization	94,335	231,973
Depreciation and amortization expense	18,715	137,989
Common stock issued for services	128,847	165,725
Amortization of fair value of stock options	82,700	147,058
(Gain)/Loss on stock issued for services and compensation	-	(36,413)
Stock payable for services	-	131,241
Warrants issued for debt	-	90,211
Impairment of long lived assets	-	119,603
Impairment of goodwill	-	202,688
Increase (Decrease) in inventory reserve		(5,837)
(Increase) decrease in accounts receivable	242,908	(99,849)
(Increase) decrease in prepaid expenses	21,923	(15,388)
(Increase) decrease in inventories	(38,382)	58,961
(Increase) decrease in other current assets	24,472	66,813
(Increase) decrease in other assets	(2,788)	-
(Decrease) increase in accounts payable and accrued liabilities	(4,850)	176,857
Increase (decrease) in unearned revenue	(33,558)	51,158
Net Cash Used by Operating Activities	(41,499)	(543,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(6,401)
Net Cash Used by Investing Activities	-	(6,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	39,000
Proceeds from bank line of credit	-	39,050
Principal payments on bank line of credit	(4,468)	(2,715)
Proceeds from notes payable	85,000	100,000
Proceeds from notes payable - related party	1,143,500	385,000
Principal payments on debt - related party	(889,468)	(101,332)
Principal payments on debt	(52,500)	(100,000)
Net Cash Provided by Financing Activities	282,064	359,003

Foreign currency translation	(9,100)	(8,866)

Net Decrease in Cash	231,465	(200,000)
Cash at Beginning of Year	15,780	215,780
Cash at End of Year	$247,246	$15,780

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (USD $)
	For the years ended March 31,
	2013	2012
NON-CASH INVESTING & FINANCING ACTIVITIES
Common stock issued for services (stock payable)	$41,240	$13,918
Common stock issued for conversion of RSUs (stock payable)	81,000	52,500
Common stock issued for cash (stock payable)	-	8,000
Conversion of Debt	97,296	-
Debt discount	7,977	106,366
Adjustment of derivative liability due to debt conversion	190,837	-

CASH PAID FOR:
Interest	$25,739	$3,754
Income taxes	1,600	1,680

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2013 and 2012

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

On January 31, 2013, PCS Edventures!.com, Inc. formed a subsidiary called Premiere Science Inc.

incorporated and registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com,Inc. and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the fiscal year ended March 31, 2013.

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

During the fiscal year ended March 31, 2012, PCS began the transition to a new marketing model that would address the challenges presented by the current budgetary cuts in the educational market. First, PCS has focused its primary development and marketing resources on the afterschool market where funding is more predictable and available than traditional school budgets, many of which are undergoing significant cuts.  Second, PCS recognizes that its experience in operating learning centers creates a unique opportunity to supplement the current PCS business model through opening learning centers in partnership with schools.  This approach combines PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of our existing direct sales efforts.  This marketing approach will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.  PCS developed a relationship with Sage International, an International Baccalaureate charter school based in Boise, to provide the facility and classroom for the afterschool program, and PCS, in exchange, provides the equipment and support.  The school uses the material during the day as part of the curriculum, and PCS operates for-profit afterschool classes on weekends, evenings, during breaks and after the close of the school day.  PCS conducted market tests of holiday camps during November and December of 2011 and in March of 2012, refining and confirming basic assumptions related to the business plan, and opened for afterschool and summer programs in April of 2012.  The PCS Learning Center generated $17,830 and $60,961 of revenue in the three and twelve months ended March 31, 2013, respectively.

The business plan proposes the continued promotion and growth of the PCS Learning Center to further demonstrate proof of the concept, and the opening of two additional learning centers in FY2014, one more located in the Boise market, partnering with another local school, and a third opening in a market of strategic importance yet to be determined.  The premise of the business plan is two-fold: 1) learning center revenues will be more consistent and predictable for the Company to plan and manage cash and growth; and 2) an established network of learning centers will serve as highly effective “showrooms” for sales of PCS products and services into neighboring districts.   Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on a regular basis.

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

In addition, Murali Ranganathan was appointed to the Board of Directors on January 11, 2013 and will act as Audit Committee Chairman. Mr. Ranganathan is the Senior Manager of Finance Strategy for Micron, and is the financial lead for evaluating, negotiating, and conducting due diligence on Micron's M&A and venture investment opportunities.  Mr. Ranganathan has a long and impressive career in both engineering and finance, with a Masters in Industrial and Systems Engineering from Ohio State, and an MBA from the Booth School of Business at the University of Chicago. Mr, Ranganathan’s experience and financial knowledge will be extraordinary as PCS continues to refine its business plan.

The Company continues to report improved results during FY2013. Although during the quarter ended March 31, 2013, revenue was $458,316 down 29% from the same quarter last year, the Company had a net loss of ($260,247), compared to a loss of ($632,740) in the same quarter last year which was a significant improvement. Offsetting the income effect on sales was a charge of $27,949 due to the change in fair value of the derivatives related to a portion of our debt (see Note 8 and 9).  Revenue for the twelve months ended March 31, 2013, were $2,934,598, an increase of 26% compared to the same period in the prior year.  Net loss for the twelve month period ended March 31, 2013 was ($662,465) after the charge of $78,408 for the change in fair value of the derivatives related to a portion of our debt (see Note 8 and 9).  Net loss for the same period of the prior year, during which time there was no derivative charge, was ($1,966,526), thus showing a marked improvement in the results of operations.  Although the Company continues to show increased sales and decreased expenses, cash flow remains a challenge. Cash flow from operations for the twelve months ended was $(41,499).

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by the improved results during this fiscal year, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – OTHER RECEIVABLES

	March 31,
	2013	2012
Canadian SRED credit receivable	-	15,084
Canadian GST tax receivable	2,144	2,251
Employee advance	-	9,281
Total Other Receivable	$2,144	$26,616

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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $2,669 and $4,805 for the years ended March 31, 2013 and 2012, respectively.

During the last two fiscal years ending March 31, 2013 and March 31, 2012, the following major customers exceeded 10% of revenue:

	For the Years Ended
	March 31,
	2013		2012
Customer A	$805,350	27%	$229,992	10%

Customers with accounts receivable greater than 10% of total accounts receivable at March 31, 2013 and March 31, 2012, were as follows:

	For the Years Ended
	March 31,
	2013		2012
Customer A	$15,090	13%	$13,728	4%
Customer B	19,845	17%	207,719	57%
Customer C	26,724	22%	-	-

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2013:

	Fair Value Measurements at March 31, 2013
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities *	$ -	$ -	$ -	($78,408)
	$ -	$ -	$ -	($78,408)

*The derivative liability ended on January 14, 2013 when the promissory note was repaid in full.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2012 on a non-recurring basis:

	Fair Value Measurements at March 31, 2012
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Goodwill	$ -	$ -	$ -	($202,688)
	$ -	$ -	$ -	($202,688)

The standard issued by the FASB concerning the fair value option for financial assets and liabilities became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended March 31, 2013 and 2012 there were no applicable items on which the fair value option was elected.

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

The Company undertook a Goodwill impairment review during fiscal years 2012.  The Company’s evaluation of goodwill completed at March 31, 2012, resulted in a full impairment of the goodwill due to continued operating losses and lack of growth of the subsidiary.  This impairment was recorded as an operating expense of $202,688.

Despite the goodwill impairments described, the Company’s Lab Mentors subsidiary has continuing operations and continues to produce revenue.

h. Business Combinations

There were no business combinations during the fiscal years ended March 31, 2013 and 2012.

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

Net deferred tax assets and liabilities consist of the following components as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Deferred Tax Assets
NOL carryover	$ 4,934,039	$ 5,254,964
Deferred revenue	32,665	45,752
Accrued expenses	12,172	25,944
Idaho ITC	9,716	10,558
Allowance for Bad Debt	1,041	1,874
Gross deferred tax assets	4,989,633	5,339,092
Valuation allowance	(4,968,748)	(5,319,531)
Net deferred tax asset	$ 20,885	$ 19,561

Deferred Tax Liabilities
Accumulated depreciation	$ (20,885)	$ (94,555)
Other	-	-
Gross deferred tax liabilities	$ (20,885)	$ (94,555)

Net deferred tax assets (liabilities)	$ -	$ -

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	March 31,
	2013	2012
Book income	$ (225,238)	$ (668,615)
State taxes	(33,124)	(98,329)
Stock for services/expense	0	5,758
Penalties/dues	0	3,287
Options expense	32,253	95,018
Goodwill	0	79,048
Other	797	896
NOL utilization	-	-
Valuation allowance	225,312	582,937
	$ -	$ -

At March 31, 2013 the Company had a net operating loss carry-forward of approximately $12,651,381 that may be offset against future taxable income.  No tax benefit has been reported in the March 31, 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

	For the Years Ended
	March 31,
	2013	2012
Basic loss per share from operations:
Net loss	$(662,465)	$(1,966,526)

Weighted average number of
shares outstanding	47,264,151	43,588,970
Basic loss per share	$(0.01)	$(0.05)

l. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September

15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

During fiscal year ending March 31, 2012, the Company reassessed the acquired assets and recognized $92,468 of impairment of intangible assets pertaining to the education software acquired with and subsequently developed at LabMentors. No additions or changes occurred during fiscal year ending March 31, 2013.

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

r. Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including preferred stock with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	March 31, 2013	March 31, 2012
Prepaid insurance	$ 6,988	$ 15,991
Prepaid trade show/travel	1,990	3,354
Prepaid inventory	2,341	17,000
Prepaid software	11,457	11,964
Prepaid expenses, other	13,610	10,000
Total Prepaid Expenses	$ 36,386	$ 58,309

NOTE 6 - FIXED ASSETS

Assets and depreciation for the period are as follows:

	March 31,
	2013	2012
Computer/office equipment	$10,112	$10,112
Server equipment	154,107	154,107
Software	127,355	127,355
Accumulated depreciation	(253,397)	(234,682)
Total Fixed Assets	$38,177	$56,892

                 Fixed Asset depreciation expense for the years ended March 31, 2013 and 2012 was $18,715 and $25,930, respectively.

Due to continued operating losses and lack of growth of the Canadian subsidiary, LabMentors, the Company recognized an impairment charge for the year ended March 31, 2012 in the amount of $26,731 to write down server equipment.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

a. Common Stock

During the fiscal year ended March 31, 2013, the Company issued 134,096 shares of common stock as additional compensation to employees. The per share value ranged from $0.038 to $0.15 for a net value of $7,152 based on the closing price of the Company’s common stock on the date of grant. Of the 134,096 shares issued 48,522 were issued in payment of amounts accrued as of March 31, 2012, with a value of $2,426. As of March 31, 2013, a shares payable in the amount of $600 has been accrued, representing shares that will be issued in future periods.

During the fiscal year ended March 31, 2013, the Company issued 658,343 shares of common stock as a bonus to employees. The per share value ranged from $0.04 to $0.11 for a net value of $47,001 based on the closing price of the

Company’s common stock on the date of grant. Of the 658,343 shares issued, the Company granted 200,000 shares of restricted stock to an officer during fiscal year 2012. The Shares are immediately forfeited if the officer is not an employee of the Company at the date that Rule 144 of the current rules of the Securities and Exchange Commission provides that the restrictions are removed and the restricted stock may be registered or otherwise qualified for sale. The stock certificate was issued in October 2012 and was held at PCS until the shares fully vested in April 2012.  The shares vested over a six-month period and are valued at $0.11 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  The value of the shares was amortized over the vesting period in the amount of $3,667 per month. $18,335 was expensed during fiscal year ended March 31, 2012 and the balance, $3,667 was expensed during fiscal year ending March 31, 2013 at which time the certificate was released.

During the fiscal year ended March 31, 2013, the Company issued 777,069 shares of common stock for services. The per share value ranged from $0.04 to $0.20 for a net value of $44,448 based on the closing price of the Company’s common stock on the date of grant. Of the 777,069 shares issued, 329,627 were issued in payment of amounts accrued at March 31, 2012 with a value of $16,481. As of March 31, 2012, shares payable in the amount of $1,040 has been accrued, representing 26,000 shares that will be issued in future periods.

During the fiscal year ended March 31, 2013, the Company recognized $54,000 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.20, based on the closing price of the Company’s common stock at the date of grant.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.  These directors were reelected at the Annual Meeting on September 28, 2012 and the shares are fully vested and have been issued to those directors who chose not to defer their compensation. RSU Payable was decreased by $90,000. $60,000 was recorded to common stock for the issuances in December 2012, which represent 300,000 shares of common stock. For the directors who chose to defer payment an entry was made to book fair market value of the RSU, in which $21,000 was recorded to Common Stock and $9,000 was reclassified to stock payable.

During the nine months ended December 31, 2012, the Company issued new RSU agreements for the active board members for the service period of September 2012 to August 2013. Each restricted stock unit is valued at $0.10, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. The Company accrued an amount of $30,000 during the period ending March 31, 2013, related to shares subscribed for services performed.

During the fiscal year ending March 31, 2013, the Company issued 2,535,001 shares of common stock for the conversion of promissory notes issued to private investors. The price per share value ranged from $0.02 to $0.05 for a net value of $97,296. See Note 8.

During the fiscal year ending March 31, 2013, the Company recognized $7,977 in debt discount as an increase to stockholders’ equity pursuant to the terms of convertible promissory notes issued with attached warrants.  The debt discount consists of a beneficial conversion feature and attached warrants.  See Note 8.

During the fiscal year ended March 31, 2013, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $82,700.

During the fiscal year ended March 31, 2013, the Company expensed amounts related to the change is derivative liabilities in the amount of 190,837 as an increase in stockholder’s equity due to conversion of convertible notes payable. See note 8 and 9.

During the fiscal year ended March 31, 2013, the Company expensed 8,236 related to a deemed dividend that was generated during the September 30, 2013 quarter for the expiration date extension of the warrants issued in consideration for the promissory note extensions, which resulted in a deemed dividend of $8,236 consistent with current accounting guidance. The deemed dividend was valued using the Black-Scholes model.

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

During the fiscal year ending March 31, 2012, the Company recognized $106,366 in debt discount as an increase to stockholders’ equity pursuant to the terms of convertible promissory notes issued with attached warrants.  The debt discount consists of a beneficial conversion feature and attached warrants.  See Note 8.

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

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2013 there are no preferred shares issued or outstanding.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2013 and March 31, 2012

	March 31,
	2013	2012
Short Term Note Payable, Related Party	$408,129	$283,668
Short Term Convertible Note	185,000	185,000
Short Term Convertible Note, Related Party	80,000	130,000
Line of Credit	32,061	36,335
Long Term Note Payable, Related Party	25,000	-
Long Term Convertible Note, Related Party	66,500	-
Total Notes Payable	$796,690	$635,003

Note Payable

On July 3, 2012, the Company entered into a promissory note in the amount of $10,000. The note bears interest at fifteen percent (15%) per annum and was due on September 2, 2012. On July 30, 2012, the Company repaid this note in the amount of $10,113. The payment consisted of $10,000 in principal and $113 in accrued interest.

Note Payable – Related Party

 On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012.  This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012. The company negotiated a third extension for this promissory note from the lender with a maturity date of March 31, 2013, which was subsequently extended to July 31, 2013.

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

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000.  The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution.  Principal payments of $5,799 had been paid as of March 31, 2013. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033.17 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020.

On March 14, 2012, the Company entered into a promissory note for $10,000 with one of our board members.  The note bears interest at ten percent (10%) per annum and was due and payable on or before April 30, 2012.  This note was subsequently extended and was due and payable on or before July 31, 2012. On July 30, 2012, the Company repaid this note in the amount of $10,381. The payment consisted of $10,000 in principal and $381 in accrued interest. The interest paid included $47 that was accrued in Interest Payable and expensed as of March 31, 2012.

On April 18, 2012, we entered into a long term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum.  The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lenders financial intuition.

On June 14, 2012, we executed a promissory note with one of our shareholders, for $60,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The promissory note was due on or before August 14, 2012.  There is no conversion feature associated with this promissory note.  This note was subsequently rolled into a $560,000 note dated July 17, 2012.This transaction involved the issuance of a promissory note, which was payable with interest of 15% per annum, in cash on or before September 30, 2012.  The $60,000 due August 14, 2012 was rolled into the new promissory note agreement as part of the amount borrowed. The Company issued 100,000 warrants with a 36 month term at $0.15 per share exercise price as part of this agreement. The promissory note was secured by a purchase order in the amount of $741,780 dated July 16, 2012. The loan proceeds were utilized to purchase inventory to fulfill the Purchase Order, bring certain vendors and payable accounts current, and finance the operations and logistics required to fulfill and support the order.  This loan was repaid in full, including accrued interest of $11,277, on September 4, 2012.

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

On December 26, 2012, we entered into a loan transaction in the amount of $63,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before February 18, 2013. The Promissory Note is secured by a Purchase Order in the amount of $63,600 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. This note was subsequently combined with the $137,000 Promissory Note issued on January 17, 2013 under the terms and conditions described below.

On January 17, 2013, the Company entered into a loan transaction with an “accredited investor” as that term is defined in Rule 501 of regulation D of the SEC. The transaction involved the issuance of a Promissory Note in the amount of $200,000, in which $63,000 was to be considered advanced under a previous Note between Borrower and Lender dated December 26, 2012. The note bears interest at a rate of 15% per annum and is due and payable on April 30, 2013. In consideration for the financing, the Company issued 100,000 warrants to purchase common stock at an exercise price of $0.07. The warrants expire 36 months from date of agreement. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $7,977. This value was recorded as a debt discount and is being amortized over the life of the loan. The note was paid in full on April 1, 2013.

On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The promissory note was due on or before April 20, 2013.  There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as describe in the 8-K filed on May 24, 2013.

On March 22, 2013, we entered into a loan transaction with one of our board members in the amount of $25,000. The note bears interest at a rate of 8% per annum, secured by three of our accounts receivables to finance inventory purchases. The promissory note and all accrued interest is due and payable on May 31, 2013. This note was subsequently extended for 90 days, due on or before August 31, 2013.

On March 28, 2013, we executed a promissory note with one of our shareholders, for $50,000 at 12% interest per annum, secured by eight of our sales orders to finance inventory purchases.  The promissory note was due on or before June 5, 2013.  There is no conversion feature associated with this promissory note. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as described in the 8-K filed on May 24, 2013.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050.  The line of credit bears interest at 17.5% per annum.  The Company makes variable monthly payments. During the twelve months ended March 31, 2013, the Company had repaid $4,468 of principal.

Convertible Note Payable

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

On August 1, 2012, the Company issued amendments to the convertible note agreements in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Subsequently and effective June 7, 2013, we executed an amendment to the loan transaction.  The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension. The company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect.

Convertible Note Payable – Related Party

For the transactions described above in regard to the $215,000 convertible note, $30,000 was loaned from a related party and has been broken out as described in the Company’s financial statements and accompanying notes a March 31, 2013.

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

On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000.  The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012.  At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05.  In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise.  At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note.  In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement.  On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note.  A second extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of October 31, 2012.  These two notes were subsequently extended, with no changes to the terms, were due and payable on or before December 31, 2012. The company negotiated a new maturity date with the lender and issued extensions on the two convertible promissory notes with due dates of March 31, 2013, which were subsequently extended to June 30, 2013.

On April 23, 2012, we entered into a Securities Purchase Agreement whereby we issued an 8% convertible promissory note in an aggregate amount of $32,500, convertible into shares of common stock of the Company at the expiration of six months, at a discount to market of 42% of the Market Price, which means the average of the lowest three (3) Closing Bid Prices for the common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  The convertible promissory note has a due date of January 26, 2013; can be pre-paid, subject to varying Optional Prepayment Date payments ranging from 125% if prepaid during the first 30 days to 150% if prepaid prior to the expiration of 180 days.  Conversion is restricted so that conversions will not result in an ownership of more than 4.99% of the outstanding common stock of the Company by the note holder.  The Company is at all times required to reserve at least four times the amount of shares that may be subject to conversion at any time for issuance on conversion.  The note holder also has a first right of refusal on any additional funding of up to $100,000.  The agreements contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle the note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the convertible promissory note. The Company recognized a discount on the debt issued related to the derivative liability.  The Company measured the derivative liability using a lattice model as described in Note 9, of which $12,213 was amortized during the twelve months ended March 31, 2013. On October 31, 2012, the lender exercised their right and converted the principal amount of $10,000 into 215,517 shares of Common Stock. On November 8, 2012, $8,000 of principal was converted and 225,589 shares of Common Stock were issued, leaving a principal balance of $14,500.  The final transaction occurred on November 20, 2012 when the lender converted the remaining balance of $14,500 in principal and $1,300 in accrued interest into 763,285 shares of common stock, fully converting the promissory note of $32,500. Due to the conversion within the terms, no gain or loss was recognized.

On June 4, 2012, we entered into a second Securities Purchase Agreement with the same party as the April 23, 2012 agreement, whereby we issued an 8% convertible promissory note in an aggregate amount of $28,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012.  The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $28,750, of which $5,174 was amortized during the twelve months ended March 31, 2013. On December 4, 2012, the Company elected and submitted payment to pre- pay the promissory note in full. The payment consisted of the principal amount of $28,750 along with $1,150 in accrued interest and the payoff penalty amount of $14,359.

On July 16, 2012, we entered into a third Securities Purchase Agreement with the same party as our April 23 and June 4, 2012 agreements, whereby we issued an 8% convertible promissory note in an aggregate amount of $13,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012.  The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $13,750, of which $1,952 was amortized during the twelve months ended March 31, 2013. The company elected and submitted payment to pre-pay the promissory note on January 14, 2013. The total payment made was $21,173, which consisted of the principal amount of $13,750 along with $550 in accrued interest and a payoff penalty in the amount of $6,873.

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

On December 3, 2012, the company entered into a long term convertible promissory note with board member and shareholder Todd Hackett in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at eight (8%) per annum and is due 36 months from the date of the agreement, on or before December 03, 2015. The proceeds from the note were used by the company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs.  The debt discount was calculated as $18,255, of which $1,233 was amortized during the twelve months ended March 31, 2013.

On January 11, 2013, we entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note.  The note is secured by a secondary security interest in all of the Company’s intellectual property.  The proceeds received by the Company from the sale of this note will be used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3) issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completes and pays off all outstanding notes with Asher Enterprises. The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $9,285, of which $1,952 was amortized during the twelve months ended March 31, 2013.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

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

As discussed in Note 8 under convertible notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of March 31, 2013, the number of shares of common stock issuable upon conversion of promissory notes and warrants could exceed the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.  The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The derivative ended due to the final payment of the convertible promissory note on January 14, 2013, in which the Company had no derivative liabilities at March 31, 2013. The change in fair value of the derivative liabilities for the twelve months ended March 31, 2013 resulted in a loss of ($78,408), respectively, which was reported as other income/(expense) in the consolidated statements of operations.

The following presents the derivative liability value by instrument type at March 31, 2013:

March 31, 2013

Convertible Notes	-
Common Stock Warrants	-
$ -

The fair market value determined for the derivative liability is $0 at March 31, 2013.  A total of $112,429 was recorded as a debt discount up to the face value of the notes and the excess of $36,933 was expensed.

The following is a summary of changes in the fair market value of the derivative liability during the twelve months ended March 31, 2013:

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

       Promissory notes repaid during the period

       Change in fair market value of derivative liabilities due to mark to market adjustments

Balance, March 31, 2013

18,255 (45,153) (154,812) $ 72,101 11,011 (109,355) 26,223 $ -

Key inputs and assumptions used to value the convertible debentures and warrants issued during the twelve months ended March 31, 2013:

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. Rent expense for the corporate offices was $26,041 and 31,291 for the quarter ended March 31, 2013 and 2012, and $107,714 and $127,251 for the twelve months ended March 31, 2013 and 2012, respectively, under this lease arrangement. The company is evaluating whether or not it will continue to lease space at its current location at the conclusion of the extended lease period. The intention is to extend again effective June 1, 2013, at a rate of $8,680/month for 13 months.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  This lease was extended for 24 months, beginning July 1, 2012.  Rent expense for the warehouse was $3,975 and $4,200 for the quarter ended March 31, 2013 and 2012, and $16,200 and $16,800 for the twelve months ended March 31, 2013 and 2012, respectively.

Effective October 2010 LabMentors entered into a five year office lease.  This lease was cancelled effective July 1, 2012, which resulted in a penalty for early termination of the lease equal to three months’ rent.  The Company was able to obtain a new, fully furnished office at the National Research Council facility effective July 1, 2012.  The new lease is a three year commitment to be paid in Canadian dollars each month.  Lease payments are $395 per month CAD, before 13% tax, for the first nine months, then increases annually over the three-year term with payments for the final three months of the term being $558 per month CAD, before tax.  The move was initiated as part of cost savings efforts being implemented within LabMentors and reduces the monthly lease payments.  Rent expense, converted to USD, for LabMentors was $1,188 and $4,724 for the quarter ended March 31, 2013 and 2012, and $8,598 and $18,457 for the twelve months ended March 31, 2013, respectively.

Minimum lease obligation over the next 5 years

Fiscal Year	Amount (USD)
2013	$131,897
2014	47,456
2015	10,430
2016	1,646
2017	-
Total	$191,429

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

NOTE 12 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2013 and March 31, 2012.

	March 31,
	2013	2012
Interest payable	63,732	31,915
Sales tax payable	1,230	14,030
Credit card debt	61,281	56,872
Professional fees: legal, accounting & other	10,116	953
Total accrued expenses	$136,359	$103,770

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2011	23,451,655	10,161,085	9,692,210	3,598,360	2,419,430	1,178,930

Warrants	1,455,000		260,000	1,195,000
Common Stock	275,000	623,751		(348,751)
Balance as of March 31, 2012	25,181,655	10,784,836	9,952,210	4,444,609	3,337,109	1,107,500

Warrants	385,000	375,000		10,000
Common Stock	1,600,000	1,937,500		(337,500)
Balance as of March 31, 2013	27,166,655	13,097,336	9,952,210	4,117,109		4,117,109

No common stock options were exercised during the years ended March 31, 2013 and 2012, respectively.

During the year ended March 31, 2013 and 2012, the Company had 1,937,500 and 623,751 common stock options and 375,000 and 0 warrants cancelled or expired, respectively. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being purchased prior to the stated expiration date.

On January 17, 2013, the Company issued 100,000 warrants to a shareholder with a 36 month term at $0.07 per share exercise price as consideration for the issuance of a Promissory Note in the amount of $200,000, in which $63,000 was to be considered advanced under a previous Note between Borrower and Lender dated December 26, 2012. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $7,977. This value was recorded as a debt discount and is being amortized over the life of the loan. The note was paid in full on April 1, 2013.

On January 11, 2013, the Company issued 120,000 warrants to a shareholder and lender and 65,000 warrants to another shareholder and lender both with a 36 month term at $0.07 per share exercise price as consideration for renewal of outstanding debt and promissory notes. The warrants were tainted and had a derivative value of $1,726 expensed during the quarter ended March 31, 2013.

On January 11, 2013, the Company granted 150,000 incentive stock options to an employee under the Company’s 2009 Equity Incentive Plan. The incentive options are convertible to restricted Rule 144 common stock. The options were valued using the Black-Scholes valuation model. The restricted Rule 144 shares have an expected volatility rate of 323.15%. The total value of this option was $9,482.The options vest over a 12 month period and are exercisable at $0.06 per share. The fair market value was calculated and as of March 31, 2013, $1,184 in value of the options was expensed. The employee was terminated and the options were expensed through termination date and options were forfeited due to termination.

On July 16, 2012, the Company issued 100,000 warrants with a 36 month term at $0.15 per share exercise price in conjunction with a Promissory Note agreement which was secured by a purchase order in the amount of $741,780 dated July 16, 2012.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue.  A risk free interest rate of 0.38 % was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175.  The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of March 31, 2013, $12,826 in value of the options was expensed.

On April 13, 2012, the Company granted 450,000 incentive stock options to an officer, Leann Gilberg. The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 220.15% calculated using the Company stock price over the period June 1, 2009 through date of issue.  A risk free interest rate of 0.41% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $22,192.  The options vest over a two year period and are exercisable at $0.05 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of March 31, 2013, $11,712 in value of the options was expensed before Ms. Gilberg was resigned in November 2012.

On March 16, 2012, the Company granted 150,000 incentive stock options to an officer, Brett Newbold. The options were granted but not issued until the fiscal year ending March 31, 2013. The incentive stock options are convertible to restricted Rule 144 common stock. The restricted Rule 144 shares have an expected volatility rate of 219.31% calculated using the Company stock price over the period beginning June 1, 2009 through the date of issue.  A risk free interest rate of 0.21% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $5,915.  The options vest over a 12-month period and are exercisable at $0.04 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2013, $4,929 in value of the options was expensed upon Mr. Newbold’s departure in February 2013.

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

On August 24, 2010, the Company granted 133,930 incentive options to an employee.  These options were issued as additional incentive compensation.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010.  A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2013, $7,259, of the total value was expensed.

On August 23, 2010, the Company granted 50,000 options to a consultant.  These options were issued to the consultant due to exemplary performance.  The shares have an expected volatility rate of 109.81% calculated using the Company stock price for a two-year period beginning August 23, 2010.  A risk free interest rate of .37% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of these options was $11,988.  The options vest over a three-year period, contain a number of performance conditions and are exercisable at $.71 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.   During the twelve-months ended March 31, 2013, $3,097 of the total value was expensed.

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees.  These options were issued as incentive compensation to the employees.  The options were valued using the Black-Scholes valuation model.   The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010.  A risk free interest rate of 0.48% was used to value the options.  The total value of these options was $258,170.  The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. During the twelve-months ended March 31, 2013, $28,146 of the total value was expensed.

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer.  These options were issued as incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010.  A risk free interest rate of .53% was used to value the options.  The total value of these options was $92,897.  The options vest over a three-year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2013, $13,547 of the total value was expensed.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2013 and March 31, 2012, the Company entered into various loan transactions with members of the Board of Directors (Donald Farley, Todd Hackett and Murali Ranganathan) and Shareholders. The loans were done at arms length and are fully disclosed in Note 8.

During the fiscal year ending March 31, 2013 the Company converted 300,000 restricted stock units (RSUs) of the 450,000 issued to common stock for non-management directors for services rendered during the period September 1, 2011 to August 31, 2012 at a rate of one share of common stock for each restricted stock unit. In addition, the board members we all issued new Restricted Stock Awards for the current period of September 1, 2012 to August 31, 2013. The transaction is described in detail on page 44, Note 7.

During the fiscal year ended March 31, 2013, the Company granted 200,000 shares of restricted stock to officer, Robert Grover, in addition to a 150,000 restricted stock award as a bonus and 850,000 shares of Incentive Stock Options. Full disclosures can be read under Note 7 and Note 13.

During the fiscal year ended March 31, 2013, the Company granted 50,000 shares of restricted stock to officer, Leann Gilberg, in addition to 450,000 shares of Incentive Stock Options. Full disclosures can be read under Note 7 and Note 13.

During the year ended March 31, 2013, the Company had an employment agreement with Brett A. Newbold as the Company’s new Chief Operating Officer. In conjunction with the employment agreement, the Company granted Mr. Newbold 100,000 shares of restricted common shares of PCS stock.  In addition to the monthly salary and the aforementioned 100,000 shares of common restricted stock, the Company issued to Newbold 150,000 shares of Incentive Stock Options. The details of these stock issuances are fully disclosed in Note 7 and Note 13.

During the year ended March 31, 2012, the Company issued 27,662 shares of common stock to Joesph Khoury, an officer of LabMentors, our wholly owned subsidiary, for bonuses for a net value of $5,809, based on the closing price of our common stock at the grant dates.

NOTE 15 – ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 30 to 45 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The allowance is based on the prior three-year historical uncollectable accounts as a percentage of sales.  Total bad debt allowance as of March 31, 2013 and 2012, was $2,669 and $4,805, respectively.  The bad debt expense for the year ending March 31, 2013 and 2012 was ($2,135) and $1,526, respectively.

NOTE 16 – OTHER ASSETS

During the year ended March 31, 2009, the Company contracted for the production of a plastic mold (a covering for the third generation proprietary electronic controller, “The Brain”). The Brain is incorporated into AOR product line.  The cost of the mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2013, the Company had amortized 2,805 units.  Due to usage of the mold being slower than anticipated an additional amortization charge of $4,592 was recorded during the year ended March 31, 2012 to better approximate straight-line depreciation. During the fiscal year ended March 31, 2013, the Company continued to use the straight-line method to depreciate the mold. As a cost savings measure the Company outsourced some of its manufacturing to a company in China for the controller case, “The Brain”, in which a new mold was created. The cost of the mold was $7,088 USD. Use of this mold began in December 2012, in which at that time amortization began using the straight-line method. Amortization of the mold is included in cost of sales for AOR. The Company recorded a charge of $3,849 during the fiscal year ended March 31, 2013 for the amortization of both molds.

NOTE 17 – OTHER INCOME

Other income is made up of the following at March 31, 2013 and March 31, 2012.

	2013	2012
State of California BOE settlement true-up	$-	$23,070
SR&ED refund	-	15,134
Recovery of previously written off receivables	5,651	10,186
Other	243	2,356
Total Other Income	$5,894	$50,746

NOTE 18 - SUBSEQUENT EVENTS

Effective June 7, 2013, we executed an amendment to the loan transaction.  The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The Company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension. The Company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect.

On May 24, 2013, we entered into three different loan transactions with an “accredited investor”, one of our board members and a shareholder, Todd Hackett. Mr. Hackett financed a long term Convertible Promissory Note, payable with interest at 8% per annum in the amount of $95,000, convertible into shares of common stock of the Company at a price of $0.0325 per share, which represents a 20% discount from the market price as of the date of the note.  The note is due thirty six months from the date of the note in cash on or before May 24, 2016. The note has a security interest in those assets of Borrower designated as fixed assets on the financial statements of Borrower for the fiscal year ended March 31, 2013, and a security interest (the “IP Security Interest”) in all intellectual property owned by the Borrower.  The IP Security Interest granted under this Note shall be, and be deemed to be, subordinated to any prior security interests granted prior to the date of this note by the Borrower in any or all Intellectual Property under any note obligations in favor of any one or more lenders to the Borrower.

In addition, Mr. Hackett financed a 12% Convertible Promissory Note in the amount of $100,000, convertible into shares of common stock of the Company, at a price of $0.0325 per share, which represents a 20% discount from the market price as of the date of the note.  The note is due ninety days from the date of the note on or before August 24, 2013.  If the Lender does not decide to convert the note after 60 days from the date of the note, the Borrower must amend the note and secure the $100,000 with unsecured accounts receivable or customer purchase orders from its customers (to be determined) as collateral.

The third loan transaction Mr. Hackett financed was a short term Promissory Note in the amount of $150,000, payable with interest at 12% per annum, in cash on or before August 24, 2013.  The Promissory Note is secured by several customer Purchase Orders in the amount of $150,229, in which the Company has structured to pay back $0.50 for every $1.00 received from the customer purchase order, in which for the remaining $0.50 outstanding, the Company would re-secured with new customer purchase orders (to be determined).  The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

On April 30, 2013, we entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before August 31, 2015.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  The Company’s year-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  In addition, two personnel positions turned over in the finance area just prior to year-end and training new personnel has taken time.

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  As a result of its review, management identified a material weakness in the internal control over financial reporting.  This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Based on this evaluation, our management, with the participation of the principal executive officer, concluded that, as of March 31, 2013, our internal control over financial reporting was not effective.  Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  In addition, the Company’s Chief Financial Officer resigned prior to year-end and training and transitioning  has taken time.

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

Changes in Internal Control Over Financial Reporting

On November 30, 2012, Ms Gilberg resigned as Chief Financial Officer.

Item 9(B). Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Position
Robert O. Grover	50	Chief Executive Officer
Donald J. Farley	65	Secretary
Dehryl A. Dennis	72	Director
Todd R. Hackett	52	Director
Murali Ranganathan	43	Director

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

Todd R. Hackett. Mr. Hackett is the owner Todd Hackett Construction Co., a successful construction company in Iowa where he has served as President for the last 25 years.  Mr. Hackett first became aware of PCS as an investment opportunity in 2007.  Over the past five years, his involvement with PCS has grown from a casual investor to providing short-term financing to us to meet our operational needs.  He is a strong advocate for bringing educational opportunities to both children and young adults to strengthen their knowledge in math and science.  Mr. Hackett brings a strong business background to PCS, well founded in the fundamental principles of building a successful company.  He has demonstrated his abilities in the building of his own company from a start-up in 1981 to a major construction firm now handling multi-million dollar projects.  Many of his projects involve educational institutions such as community colleges, middle schools, libraries and applied technology labs.

Murali Ranganathan. Mr. Ranganathan is the Senior Manager of Finance Strategy for Micron, where he is the financial lead for evaluating, negotiating, and conducting due diligence on Micron’s M&A and venture investment opportunities. Mr. Ranganathan is a planning and financial expert who is well versed in due diligence. Mr. Ranganathan is Chairman of the Audit Committee for PCS Edventures. Mr. Ranganathan has a long and impressive career in both engineering and finance, with a Masters in Industrial and Systems Engineering from Ohio State, and an MBA from the Booth School of Business at the University of Chicago.

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

Family Relationships.

There are no family relationships between any of our directors or executive officers, however, Chief Executive Officer, Robert Grover spouse works for the company on a contract basis in our Learning Center.

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

Compliance with Section 16(a) of the Exchange Act.

Based solely on review of the copies of such forms furnished to us, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors were timely filed during fiscal year 2013 with the exception of the below:

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics.

We adopted a Code of Ethics and it was attached as Exhibit 14 to our 2004 Annual Report. The Code was revised in 2010 and is available on our web site at https://edventures.com.

Nominating Committee.

No changes have been made to the process by which shareholders may nominate a person or persons to serve as a member of the Company’s Board of Directors.

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Murali Ranganathan and Dehryl A. Dennis. Mr. Ranganathan is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC on during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2011-2013

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2011 through March 31, 2013.  During the fiscal year ended March 31, 2013, Mr. Grover’s salary comprised 11.0% of the total compensation paid to all employees, Ms. Gilberg’s salary comprised 6.6% of the total compensation paid to all employees and Mr. Newbold’s salary comprised less than 6.1% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.		Total ($)
					($)	($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Robert O. Grover, CEO	FY2013		104,166		9,000	42,500	-	-	-	(i)	155,666
	FY2012	(iii)	100,000	5,300	22,000	-	-	-		(i)	127,300
	FY2011	(iii)	99,133	-	-	180,000	-	-	-	(i)	279,133
Leann R. Gilberg, Former CFO (ii)	FY2013		62,977		2,500	18,000	-	-	-	(i)	83,477
	FY2012	(iii)	48,815	-	-	-	-	-	-	(i)	48,815
	FY2011		-	-	-	-	-	-	-	(i)	-
Brett A. Newbold, Former COO (ii)	FY2013	(iii)	58,285		4,000	6,000			13,600	(i)	81,885
	FY2012	(iii)	2,500	-	-	-	-	-	-	(i)	2,500
	FY2011		-	-	-	-	-	-	-	(i)	-
Valerie L. Grindle, Former CEO and Sr. V.P. of Finance and Administration, CFO (ii)	FY2013		-	-	-	-	-	-	-	(i)	-
	FY2012	(iii)	80,833	-	-	46,750	-	-	-	(i)	127,583
	FY2011	(iii)	2,429	-	-	-	-	-	-	(i)	2,429

(i) Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

(ii) Ms. Gilberg’s compensation is pro-rated based on a hire date of September 15, 2011 and termination date of November 30, 2012. Mr. Newbold’s compensation is pro-rated based on a hire date of March 16, 2012 and a termination date of February 11, 2013.  Ms. Grindle’s compensation is pro-rated based on her resignation effective January 04, 2012.

(iii) Base Salary paid in a percentage of cash and Restricted Rule 144 Stock under the 2009 Equity Incentive Plan

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2013

The following table outlines the equity-based awards granted to our executive officers for the fiscal year ended March 31, 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Robert O. Grover, CEO	10/31/2011 05/15/2012 05/15/2012	- - -	- - -	- - -	- - -	- 850,000 -	- 850,000 -	200,000 - 150,000	- - -	0.11 0.05 0.06
Leann R. Gilberg, Former CFO	04/13/2012 04/13/2012	- -	- -	- -	- -	450,000 -	450,000 (i) -	- 50,000	- -	0.04 0.05
Brett A. Newbold, Former COO	03/16/2012 04/09/2012	- -	- -	- -	- -	150,000 -	150,000 (ii) -	- 100,000	- -	0.04 0.04
Valerie L. Grindle Former, CEO and Senior V.P. of Finance and Administration, CFO	05/03/2011	-	-	-	-	275,000	275,000 (iii)	-	-	0.17

(i). Ms. Gilberg was issued the Incentive Stock Options, however after she resigned in November 30, 2012, the options were forfeited.

(ii) Mr. Newbold was terminated February 11, 2013. As of March 31, 2013, 75,000 shares vested and are available for Mr. Newbold to exercise. The remaining 75,000 was forfeited.

(iii) Ms. Grindle resigned her position as CEO on January 4, 2012. Her Incentive Stock Options were forfeited during the fiscal year ended March 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert O. Grover	11,250 325,000	41,250 525,000	- 525,000	0.60 0.05	06/17/15 05/15/15	- -	- -	- -	- -
Leann R. Gilberg	(i) -	(i) -	(i) -	0.04	04/13/17	-	-	-	-
Brett A. Newbold	(ii) 75,000	(ii) 75,000	(ii) 75,000	0.04	03/16/17	-	-	-	-
Valerie L. Grindle	(iii) -	(iii) -	(iii) -	0.17	05/31/16	-	-	-	-

(i). Ms. Gilberg was issued a Stock Option Award on April 13, 2012 in the amount of 450,000 Shares with an exercise price of $0.04 in which 150,000 shares were deemed exercisable. However, the Option Award was cancelled during the fiscal year due to Ms. Gilberg’s termination effective November 30, 2012.

(ii) Mr. Newbold was terminated February 11, 2013. As of March 31, 2013, 75,000 shares vested and are available for Mr. Newbold to exercise. The remaining 75,000 was forfeited.

(iii). Ms. Grindle resigned her position as CEO on January 4, 2012. Her Incentive Stock Options were forfeited during the fiscal year ended March 31, 2013.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Robert O. Grover	-	-	200,000 (i) 150,000	22,000 9,000
Leann R. Gilberg	-	-	50,000	2,500
Brett A. Newbold	-	-	100,000	4,000
Valerie L. Grindle	-	-	-	-

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

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Murali Ranganathan and Dehryl A Dennis. Mr. Ranganathan is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Compensation of Directors.

Effective October 1, 2009, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board to be $30,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines.  Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. As of March 31, 2013, the Company had accrued $30,000 of director fees. The CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board.

The following table shows awards and payments to outside Directors of our Board for fiscal year 2013 as compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dehryl Dennis	-	30,000 15,000	-	-	-	-	30,000 15,000
Donald Farley	-	30,000 15,000	-	-	-	-	30,000 15,000
Michael McMurray	-	30,000	-	-	-	-	30,000
Todd Hackett	-	15,000	-	-	-	-	15,000
Murali Ranganathan	-	10,000	-	-	-	-	10,000

Employment Agreements

We have written employment agreements with three employees:

Brett A. Newbold, Chief Operating Officer - The contract with Mr. Newbold provides for a six-month Employment Agreement whereby he is to be paid $5,000 in cash and an additional 5,000 shares per month in restricted stock awards.  The Employment Agreement cannot be terminated by PCS during the six-month period without cause.  Mr. Newbold received 100,000 shares of restricted stock as a signing bonus.  He was also granted options to purchase 150,000 shares of PCS common stock under the PCS 2009 Equity Incentive Plan, with an exercise price of $0.04 per share based on the market value of the stock on the date of the grant.  Mr. Newbold is also eligible for standard benefits provided to all employees. This agreement was terminated upon Mr. Newbold’s departure in February 2013.

Anthony A. Maher, Former Chief Executive Officer and Former Director of the Company - Mr. Maher, an employee of the Company, resigned as an Officer and a Director of the Company last summer and was given an Employment Contract that was filed with the Securities and Exchange Commission on October 12, 2011 on a Form 8-K Current Report dated October 10, 2011.  Mr. Maher had been assisting the Company in the business development and finance areas.  January 16, 2012, Anthony A. Maher returned from medical leave.  An Amended Employment Agreement was executed effective January 1, 2012, rescinding effective December 31, 2011, the prior Employment Agreement dated August 26, 2011.  Under this Agreement, Mr. Maher receives a monthly salary of $7,500 plus standard insurance benefits available to all employees and is an at will employee of the Company. He will report to the CEO and CFO and his role will be advisory. This agreement was terminated upon Mr. Maher’s departure.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Others

CERTAIN BENEFICIAL OWNERS

 The following table outlines information provided to the Company as of March 31, 2013 regarding beneficial ownership of PCS Common Stock by the Company’s directors, executive management, and any beneficial owners.

DIRECTORS AND EXECUTIVE OFFICERS

		Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units	Shares Issuable Upon Exercise of Warrants	Shares Issuable Upon Exercise of Convertible Note

						Total	Percentage Owned
							(5)
Robert O. Grover, CEO	(2) 1,037,871	1,150,000	-			2,187,871	4.43%
345 Bobwhite Court, Suite 200				-	-
Boise, Idaho 83706
Leann R. Gilberg CFO	247,843	(3) -	-			247,843	Less than 1.0%
345 Bobwhite Court, Suite 200				-	-
Boise, Idaho 83706
Brett A. Newbold COO	195,288	(4) 75,000	-			270,288	Less than 1.0%
345 Bobwhite Court, Suite 200				-	-
Boise, Idaho 83706
Dehryl A. Dennis Director	310,788	20,971	150,000			481,759	Less than 1.0%
345 Bobwhite Court, Suite 200				-	-
Boise, Idaho 83706
Donald J. Farley Secretary	968,117	80,313	150,000			1,263,430	2.56%
345 Bobwhite Court, Suite 200				65,000	-
Boise, Idaho 83706
Michael K. McMurray Director	506,006	74,466	-			580,472	1.17%
345 Bobwhite Court, Suite 200				-
Boise, Idaho 83706
Todd Hackett	2,948,465	-	150,000	775,000	1,325,000	5,048,465	10.24%
Director
345 Bobwhite Court, Suite 200 Boise, ID 83706
Murali Ranganathan Director	-	-	142,857	-	-	142,857	Less than 1.0%
345 Bobwhite Court, Suite 200
Boise, Idaho 83706
All officers and directors as a group	6,214,378	1,400,750	592,857	840,000	1,325,000	10,372,985	24.53%
(eight persons)

1.

Unless otherwise noted above, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.  Currently, Todd Hackett is the only beneficial owners, as defined by the Securities Exchange Commission as owners with greater than 5% ownership, other than our directors and executive officers.

2.

Includes (i) 772,894 shares owned of record by Mr. Grover; (ii) 15,000 shares which are beneficially owned by spouse Heidi Grover; (iii) 249,977 shares owned by daughter Dahlton Grover

3.

Issued Incentive Option Award however, the Option was forfeited when terminated

4.

Incentive Stock Option was for 150,000 of which 75,000 vested. The remaining 75,000 were forfeited when Mr. Newbold was terminated February 2013.

5.

Based upon 49,293,845 shares issued and outstanding as of March 31, 2013.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

Please refer to Note 14 for a full disclosure at March 31, 2013

Parents.

None, not applicable.

Promoters and Control Persons.

None,

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

Our Board of Directors has adopted this definition of an “independent director” even though we are not required to have independent directors.

Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Fee Category	FY2013	FY2012
Audit Fee	$49,926	$59,625
Audit Related Fee	10,000	-
All Other Fees	7,511	-
Total Fees	$67,437	$59,625

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

Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit 3.1               Second Amended and Restated Articles of Incorporation Filed October 2, 2006.

Exhibit 3.2

Articles of Amendment to Second Amended and Restated Articles of Incorporation filed April 4, 2012.

Exhibit 3.2

Third Amended By-Laws.

Exhibit 14

Code of Ethics.

Exhibit 21                Subsidiaries of the Company

Exhibit 31.1

302 Certification..

Exhibit 32.1

906 Certification.

Exhibits.  The following exhibits are incorporated by reference:

Exhibit 10.1

Form of Extension, 8-K filed June 18, 2013.

Exhibit 10.2

Form of Promissory Note, 8-K filed May 29, 2013.

Exhibit 10.3

Convertible Promissory Note, 8-K filed May 29, 2013.

Exhibit 10.4

Convertible Promissory Note, 8-K filed May 29, 2013.

Exhibit 10.5

Form of Promissory Note, 8-K filed January 11, 2013.

Exhibit 10.6

Form of Promissory Note, 8-K filed December 11, 2012.

Exhibit 10.7            Form of Promissory Note, 8-K filed October 12, 2012.

Exhibit 10.8            Form of Promissory Note, 8-K filed July 19, 2012.

Exhibit 10.9            Form of Warrant, 8-K filed July 19, 2012.

Exhibit 10.10

Form of Promissory Note, 8-K filed May 9, 2012.

Exhibit 10.11

Securities Purchase Agreement, 8-K filed April 30, 2012.

Exhibit 10.12

Convertible Promissory Note, 8-K filed April 30, 2012.

Exhibit 10.13

Form of Promissory Note, 8-K filed April 4, 2012.

Exhibit 10.14

Stipulation of Settlement, 8-K filed October 12, 2011.

Exhibit 10.15

Court Order, 8-K filed October 12, 2011.

Exhibit 10.16

Form of Extension, 8-K filed October 6, 2011.

Exhibit 10.17

Form of Extension, 8-K filed October 6, 2011.

Exhibit 10.18

Form of Additional Warrants, 8-K filed October 6, 2011.

Exhibit 10.19

Memorandum of Understanding, 8-K filed September 6, 2011.

Exhibit 10.20

Form of Extension, 8-K filed July 14, 2011.

Exhibit 10.21

Promissory Note, 8-K filed June 22, 2011.

Exhibit 10.22

Warrant, 8-K filed June 22, 2011.

Exhibit 10.23

Form of Promissory Note, 8-K filed April 7, 2011.

Exhibit 10.24

Form of Security Agreement, 8-K filed April 7, 2011.

Exhibit 10.25

Form of Warrant, 8-K filed April 7, 2011.

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

Dated:	07/01/2013	By:	/s/ Robert O. Grover
Robert O. Grover CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	07/01/2013	By:	/s/Donald J. Farley
Donald J. Farley
Secretary and Director

Dated:	07/01/2013	By:	/s/Dehryl A. Dennis
Dehryl A. Dennis
Director

Dated:	07/01/2013	By:	/s/Murali Rananathan
Murali Ranganathan
Director

Dated:	07/01/2013	By:	/s/Todd Hackett
Todd Hackett
Director