Form 10-Q
period 2013-06-30
PCS EDVENTURES COM INC
filed 2013-08-19
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

August 19, 2013: 49,293,845 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

2

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	June 30, 2013 (unaudited)	March 31, 2013 (audited)
CURRENT ASSETS
Cash	$19,669	$245,827
Accounts receivable, net of allowance for doubtful accounts of $2,669 and $4,805, respectively	117,734	98,732
Prepaid expenses	44,200	34,838
Finished goods inventory	75,437	93,717
Current assets held for sale
Cash	2,492	1,419
Account receivable	32,959	21,108
Prepaid expenses	857	1,548
Other receivable	707	2,144
Total Current Assets	294,055	499,333

FIXED ASSETS, net of accumulated depreciation of $258,076 and $253,397, respectively	33,498	38,177

OTHER ASSETS
Mold Cost	17,997	19,107
Deposits	7,371	7,371
Total Other Assets	25,368	26,478
TOTAL ASSETS	$352,921	$563,988

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	June 30, 2013 (unaudited)	March 31, 2013 (audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$405,989	$427,082
Payroll liabilities payable	17,239	3,414
Accrued expenses	123,231	136,359
Deferred revenue	96,939	83,756
Note payable, convertible, net of discount	190,000	185,000
Note payable, convertible, related party, net of discount	180,000	80,000
Note payable, related party, net of discount	208,467	408,129
Lines of credit payable	31,092	32,061
Current liabilities associated with assets held for sale
Accounts payable	63,443	59,281
Payroll liabilities payroll	27,455	30,437
Total Current Liabilities	1,343,855	1,445,519

Notes payable, long term	25,000	25,000
Convertible notes payable, long term	161,500	66,500

Total Liabilities	1,530,355	1,537,019

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	—	—

Common stock, no par value, 90,000,000 authorized shares, 49,293,845 and 44,889,336 shares issued and outstanding, respectively	36,258,039	36,199,846
Stock payable	57,175	40,640
Accumulated comprehensive loss	(4,970)	(4,546)
Accumulated deficit	(37,487,678)	(37,208,971)
Total Stockholders’ Equity	(1,177,434)	(973,031)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,921	$563,988

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations (USD $)

(Unaudited)

	For the quarter ended June 30,
	2013	2012
REVENUES
Lab Revenue	$326,182	$358,799
International Service Revenue	1,268	107,518
Learning Center Revenue	20,844	11,907
License and Royalty Revenue	5,493	9,144
Total Revenues	353,787	487,368

COST OF SALES	177,603	254,192

GROSS PROFIT	176,184	233,176

OPERATING EXPENSES
Salaries and wages	149,543	308,350
Depreciation and amortization expense	4,679	4,679
General and administrative expenses	255,070	176,054
Total Operating Expenses	409,292	489,084

OPERATING LOSS	(233,108)	(255,908)
OTHER INCOME AND (EXPENSES)
Interest Income	11	—
Interest expense	(28,774)	(22,095)
Other income	—	7,504
Other expense - derivative	—	(77,227)
Total Other Income and Expenses	(28,763)	(91,818)

LOSS FROM CONTINUING OPERATIONS	(261,871)	(347,725)
LOSS FROM DISCONTINUED OPERATIONS	(16,836)	(8,093)
NET LOSS	278,707	355,818

Foreign currency translation	(4,970)	(6,551)

NET COMPREHENSIVE LOSS	$(283,677)	$(362,369)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(283,677)	$(362,369)

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	(0.01)	(0.01)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	49,293,845	45,284,144

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/13	49,293,845	36,199,846	$40,640	(37,208,971)	(4,546)	$(973,031)

Stock for Services	—	—	1,535	—	—	1,535

Stock for RSU’s	—	—	15,000	—	—	15,000

Option Expense	—	13,193	—	—	—	13,193

Debt Discount	—	45,000	—	—	—	45,000

Foreign Currency Translation	—	—	—	—	(424)	(424)

Net Loss through 06/30/2013	—	—	—	(278,707)	—	(278,707)

Balance at 06/30/2013 (unaudited)	49,293,845	$36,258,039	$57,175	$(37,487,678)	$(4,970)	$(1,177,434)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(278,707)	$(355,818)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	11,866	11,540
Depreciation and amortization	4,679	4,679
Change in fair value of derivative liabilities	—	77,227
Common stock issued for services	16,535	57,124
Amortization of fair value of stock options	13,193	26,779

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(30,853)	96,557
(Increase) decrease in prepaid expenses	(8,671)	22,591
(Increase) decrease in inventories	18,279	(58,219)
(Increase) decrease in other current assets	1,437	8,670
(Increase) decrease in other assets	1,110	1,339
(Decrease) increase in accounts payable and accrued liabilities	(20,183)	53,561
Increase (decrease) in unearned revenue	13,183	86,169
Net Cash Provided (Used) by Operating Activities	(258,132)	32,199

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	—	—
Net Cash Used by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	225,000	158,250
Principal payments on debt	(221,528)	(175,000)
Net Cash Used by Financing Activities	33,472	(16,750)

Foreign currency translation	(424)	(6,551)
Net Increase (Decrease) in Cash	(225,084)	8,898
Cash at Beginning of Period	247,245	15,780
Cash at End of Period	22,161	$24,678

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended
	June 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2013	2012

Common stock issued for services (stock payable)	—	16,478
Common stock issued for employee bonus (stock payable)	—	18,333
Common stock issued for cash (stock payable)	—	—
Conversion of debt	—	63,496
Adjustment to derivative liability due to debt conversion	—	36,349
Debt discount	45,000	116,139

	For the Three Months Ended
	June 30,
	2013	2012
CASH PAID FOR:

Interest	$22,647	$9,950

Income Taxes	—	800

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho corporation, and its wholly owned subsidiary, PCS LabMentors, Ltd., a Canadian company (collectively, “the Company”). The assets and liabilities of LabMentors have been disclosed in the financials to show the hold for sale of the subsidiary.

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation (LabMentors) to exchange PCS common stock for common stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2005 and amended on February 15, 2006. As a result of the definitive Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company. In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. It remains a Canadian corporation. The Company currently has a memo of understanding with a company for the potential sale of LabMentors.

On January 31, 2013, PCS Edventures!.com, Inc. formed a subsidiary called Premiere Science Inc. incorporated and registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com,Inc. and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the quarter year ended June 30, 2013.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The June 30, 2013, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2013. The March 31, 2013, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

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

The business plan proposes the continued promotion and growth of the PCS Learning Center to further demonstrate proof of the concept, and the opening of two additional learning centers in FY2014, one more located in the Boise market, partnering with a local school, and a third opening in a market of strategic importance yet to be determined. The premise of the business plan is three-fold: 1) learning center revenues will be more consistent and predictable for the Company to plan and manage cash and growth; 2) learning centers will serve as a foundation from which PCS can grow a subscription-based, virtual community of students emphasizing experiential, blended education; and 3) an established network of learning centers will serve as highly effective “showrooms” for sales of PCS products and services into neighboring districts. Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on a regular basis.

PCS has continued to pursue international opportunities to offset the continued challenges to the domestic economy and to take advantage of global market needs for PCS type products and services. PCS signed a license and royalty agreement with Creya Learning of India (CL). CL uses PCS content and support services to implement experiential learning curriculums into Indian schools. PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs. In FY2013 Creya established programs in twelve schools that will serve as anchor and reference sites as they work to expand the program in FY2014. In the Middle East, PCS continues to work with the Ministry of Education in The Kingdom of Saudi Arabia on STEM related projects. The King Abdullah Project for the Development of Public Education is a USD $2.3B intended to implement major changes throughout the Kingdom, with STEM and science literacy a heavy emphasis. PCS successfully completed $106K in STEM consulting for the Saudi Ministry of Education in FY2013 and is working now to secure additional work related to implementation of STEM programs. PCS received a formal award notice on July 8, 2013 regarding a STEM outreach program in the Kingdom and is working to complete contractual negotiations on this project.

Adding Murali Ranganathan to the Board of Directors has brought financial knowledge that has been extraordinary as PCS continues to refine its business plan. During FY2014, PCS plans to expand and strategically recruit new board members who can help the management team focus and execute its business plan.

The Company reported improved results during FY2013 with revenue for the twelve months ended March 31, 2013 up 26% compared to the same period in the prior year and managed to cut operating expenses by $908,806 throughout the year. During the quarter ended June 30, 2013, the company had a strong influx of new sales orders, however, was unable to fulfill them due to low volumes of inventory that were in production, therefore experiencing a decline in reported revenues. Revenue for the quarter ending June 30, 2013 was $393,259 compared to revenue of $565,032, down approximately 30% compared to the same quarter last fiscal year. Net loss for the three months ended was ($278,707), compared to ($355,818) a 22% improvement over the same quarter last year thus showing a marked improvement in its continued effort to keep costs down. Cash flow from operations for the three months ended June 30, 2013 was $(258,132), which partially had to do with our inability to fulfill orders.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	June 30, 2013	March 31, 2013
Prepaid insurance	$3,500	$5,440
Prepaid trade show/travel	—	1,990
Prepaid inventory	32,130	2,341
Prepaid software	2,864	11,457
Prepaid expenses, other	5,706	13,610
Prepaid expenses, held for sale	857	1,548
Total Prepaid Expenses	$45,057	$36,386

NOTE 5 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	June 30, 2013	March 31, 2013
Computer/office equipment	$10,112	$10,112
Server equipment	154,107	154,107
Software	127,355	127,355
Accumulated depreciation	(258,076)	(253,397)
Total Fixed Assets	$33,498	$38,177

Fixed asset depreciation expense for the three months ended June 30, 2013 and 2012 was $4,679 and $4,679, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30, 2013	March 31, 2013
Interest payable	56,744	63,732
Sales tax payable	5,690	1,230
Credit card debt	60,797	61,281
Professional fees: legal, accounting & other	—	10,116
Total accrued expenses	$123,231	$136,359

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2013	March 31, 2013
Short Term Note Payable, Related Party	$208,467	$408,129

Short Term Convertible Note	190,000	185,000

Short Term Convertible Note, Related Party	180,000	80,000

Line of Credit	31,092	32,061

Long Term Note Payable, Related Party	25,000	25,000

Long Term Convertible Note, Related Party	161,500	66,500
Total Notes Payable	$796,059	$796,690

Note Payable – Related Party

1.	On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012. This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012. The company negotiated a third extension for this promissory note from the lender with a maturity date of March 31, 2013, which was later extended for the fourth time to July 31, 2013. Subsequently, this note was extended from July 31, 2013 to September 30, 2013 under the same terms and conditions.

2.	On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033.17 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. The company has paid $1,529 in principal leaving a balance of $62,671 at June 30, 2013.

3.	On April 18, 2012, we entered into a long term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum. The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lenders financial intuition.

4.	On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as describe in the 8-K filed on May 24, 2013, which states that the note is due August 24, 2016. The debt discount on the convertible note was calculated as $21,923, in which $609 was amortized.

5.	On March 28, 2013, we executed a promissory note with one of our shareholders, for $50,000 at 12% interest per annum, secured by eight of our sales orders to finance inventory purchases. The promissory note was due on or before June 5, 2013. There is no conversion feature associated with this promissory note. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as described in the 8-K filed on May 24, 2013, which states that the note is due August 24, 2016. See number 4 for a debit discount and amortization amounts.

6.	On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. The promissory note and all accrued interest are due and payable on May 31, 2013. This note was subsequently extended for 90 days unsecured, due on or before August 31, 2013.

7.	On May 24, 2013, we entered into a Promissory Note in the amount of $150,000 with one of our board members, payable with interest at 12% per annum, in cash on or before August 24, 2013. The Promissory Note is secured by several customer Purchase Orders in the amount of $150,229, in which the Company has structured to pay back $0.50 for every $1.00 received from the customer purchase order, in which for the remaining $0.50 outstanding, the Company would re-secured with new customer purchase orders (to be determined). The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

Line of Credit

1.	On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. As of June 30, 2013, the Company has paid $7,958 in principal leaving a balance of $31,092 payable.

Convertible Note Payable

1.	On March 31, 2011, the Company entered into several convertible promissory notes in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share. The notes bear interest at ten percent (10%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 430,000 restricted Rule 144 common shares. The notes were due on June 29, 2011, and are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the note bears to the fair market value of all Intellectual Property of the Borrower. “Intellectual Property” of the Borrower is defined to mean all trademarks, registered or unregistered, marks, logos, business names, proprietary computer software, curriculum, copyrighted material, registered or unregistered, trade names, patents and patent applications, and all general intangibles relating to the foregoing. Notwithstanding the foregoing, Intellectual Property shall not include any license, property or contract right the granting of a security in which would be prohibited by law or contract. The warrants expire 36 months from date of agreements. The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants. The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes. This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $58,000. The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $63,479, the balance of which was fully amortized as of June 30, 2011.

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

2.	On April 30, 2013, we entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before August 31, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary.

Convertible Note Payable – Related Party

1.	For the transactions described above in regard to the $215,000 convertible note, $30,000 was loaned from a related party and has been broken out as described in the Company’s financial statements and accompanying notes at June 30, 2013.

2.	On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000. The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012. At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05. In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise. At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note. In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement. On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. A second extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of October 31, 2012. These two notes were subsequently extended, with no changes to the terms, were due and payable on or before December 31, 2012. The company negotiated a new maturity date with the lender and issued extensions on the two convertible promissory notes with due dates of March 31, 2013, which were later extended to June 30, 2013. On June 28, 2013, the company negotiated a sixth extension with a new maturity date of September 30, 2013.

3.	On December 3, 2012, the company entered into a long term convertible promissory note with board member and shareholder Todd Hackett in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at eight (8%) per annum and is due 36 months from the date of the agreement, on or before December 03, 2015. The proceeds from the note were used by the company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs. The debt discount was calculated as $18,255, of which $1,237 was amortized during the period ended June 30, 2013.

4.	On January 11, 2013, we entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note. The note is secured by a secondary security interest in all of the Company’s intellectual property. The proceeds received by the Company from the sale of this note will be used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3) issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completes and pays off all outstanding notes with Asher Enterprises. The Company recognized a discount on the debt issued related to the derivative liability. This debt discount was calculated as $9,285, of which $1,121 has been amortized. $509 was accrued and amortized during the period March 31, 2013 and $612 during the three months ended June 30, 2013.

5.	On January 17, 2013, the Company entered into a loan transaction with a related party. The transaction involved the issuance of a Promissory Note in the amount of $200,000 the note bears interest at a rate of 15% per annum and is due and payable on April 30, 2013. In consideration for the financing, the Company issued 100,000 warrants to purchase common stock at an exercise price of $0.07. The warrants expire 36 months from date of agreement. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $7,977. This value was recorded as a debt discount and is being amortized over the life of the loan. The note was paid in full on April 1, 2013. The remaining discount of $1,716 was amortized for the period ending June 30, 2013.

6.	On May 24, 2013, the Company modified two existing promissory notes to form one convertible promissory note in the amount of $95,000 as describe in the 8-K filed on May 24, 2013, The note is due August 24, 2016 with a interest rate of 8%. The debt discount was calculated as $21,923, in which $609 was amortized.

7.	On May 24, 2013, Mr. Hackett financed a 12% Convertible Promissory Note in the amount of $100,000, convertible into shares of common stock of the Company, at a price of $0.0325 per share, which represents a 20% discount from the market price as of the date of the note. The note is due ninety days from the date of the note on or before August 24, 2013. If the Lender does not decide to convert the note after 60 days from the date of the note, the Borrower must amend the note and secure the $100,000 with unsecured accounts receivable or customer purchase orders from its customers (to be determined) as collateral. The debt discount was calculated as $23,077, in which $7,692 was amortized during the three months ended June 30, 2013. Subsequently, due to the company’s inability to secure the promissory note until its maturity, Mr. Hackett elected to convert the Promissory Note along with all accrued interest effective July 24, 2013 into 3,138,630 shares.

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

The Company, in prior year ended March 31, 2013, issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model.

The Company eliminated the derivative as of March 31, 2013. As a result, the loss on derivative liabilities was $-0- and $77,227 as of June 30, 2013 and 2012.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2013:

Fair Value Measurements at June 30, 2013
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities	$—	$—	—	—
	$—	$—	—	—

NOTE 10 – DISCONTINUED OPERATIONS

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) for the desire to execute a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. JAK has agreed to assume 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable. The note shall carry an annual interest rate of 3% compounded annually and be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. Once finalized, it is anticipated that this sale will not result in a loss.

The results of discontinued operations is a net loss of ($16,836) and ($8,093) for the quarter ended June 30, 2013 and 2012. The assets and liabilities of PCS LabMentors are segregated in the balance sheet and appropriately labeled as held for sale.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. Rent expense for the corporate offices was $26,041 and 29,591, under this lease arrangement. The company is evaluating whether or not it will continue to lease space at its current location at the conclusion of the extended lease period. The intention is to extend again effective June 1, 2013, at a rate of $8,680/month for 13 months, however at this time the Company is month to month.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. Rent expense for the warehouse was $3,975 and $4,200 for the three months ended June 30, 2013 and 2012, respectively.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense during that period. Effective October 2010 LabMentors entered into a five year office lease. This lease was cancelled effective July 1, 2012 in which the Company incurred a 3 month penalty for opting out early. The Company was able to obtain a new fully furnished office at the National Research Council facility effective July, 1, 2012. The new lease is a three year commitment to be paid in Canadian dollars each month. Lease payments are $395 per month CAD, before 13% tax, for the first nine months, then increase annually over the three-year term with payments for the final three months of the term being $558 per month CAD, before tax. The move was initiated as part of the cost savings efforts being implemented within LabMentors and reduces the monthly lease payments. Rent expense, converted to USD, for LabMentors was $1,360 and $4,673 for the three months ended June 30, 2013 and 2012, respectively. If the Company successfully completes the Purchase Agreement with JAK for the sale of LabMentors, this liability would be transferred with the sale.

Minimum lease obligation over the next 5 years
Fiscal Year	Amount (USD)
2013	$131,897
2014	47,456
2015	10,430
2016	1,646
2017	—
Total	$191,429

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

NOTE 12 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the three months ending June 30, 2013, $12,175 has been accrued in stock payable that will be issued in future periods. The increase in stock payable for services during the period was $1,535.

During the three months ending June 30, 2013, the Company recognized $45,000 in debt discount as an increase to stockholders’ equity pursuant to the terms of two different convertible promissory notes issued. The debt discount consists of a beneficial conversion feature on both convertible promissory notes in which $8,301 was amortized for the period.

During the three months ending June 30, 2013, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $13,139.

During the three months ended June 30, 2013, the company accrued $15,000 payable in Restricted Stock Unit to its non-management directors. Each restricted stock unit is valued at a range from $0.07-$0.20, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. As of June 30, 2013, $45,000 has been accrued for director services. For the directors who chose to defer payment last year an entry was made to book fair market value of the RSU, in which $21,000 was recorded to Common Stock and $9,000 was reclassed to stock payable.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of June 30, 2013, there are no preferred shares issued or outstanding.

NOTE 13 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended June 30, 2013 and 2012, are based on 49,293,845 and 45,284,144, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. An adjustment has been made to show that effect on the loss per share from discontinued operations as outlined below.

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	(0.01)	(0.01)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	49,293,845	45,284,144

NOTE 14 - DILUTIVE INSTRUMENTS

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2013	27,166,655	13,097,336	9,952,210	4,117,109	3,337,109	1,107,500
Warrants	—	—	—	—
Common Stock	—	314,285	—	(314,285)
Balance as of June 30, 2013	27,166,655	13,411,621	9,952,210	3,802,824	2,762,824	1,040,000

No common stock options were exercised during the quarter ended June 30, 2013.

During the three months ended June 30, 2013 the Company had 314,285 common stock options and 0 warrants cancelled or expired. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being purchased prior to the stated expiration date.

On January 17, 2013, the Company issued 100,000 warrants to a shareholder with a 36 month term at $0.07 per share exercise price as consideration for the issuance of a Promissory Note in the amount of $200,000, in which $63,000 was to be considered advanced under a previous Note between Borrower and Lender dated December 26, 2012. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $7,977. This value was recorded as a debt discount and is being amortized over the life of the loan. The note was paid in full on April 1, 2013 and the remaining discount of $1,716 was amortized during the three months ending June 30, 2013.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue. A risk free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175. The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2013, $16,673 of the total value of the option was expensed.

On August 24, 2010, the Company granted 133,930 incentive options to an employee. These options were issued as additional incentive compensation. The options were valued using the Black-Scholes valuation model. The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010. A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2013, $7,334, of the total value was expensed.

On August 23, 2010, the Company granted 50,000 options to a consultant. These options were issued to the consultant due to exemplary performance. The shares have an expected volatility rate of 109.81% calculated using the Company stock price for a two-year period beginning August 23, 2010. A risk free interest rate of .37% was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of these options was $11,988. The options vest over a three-year period, contain a number of performance conditions and are exercisable at $.71 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2013, $3,871 of the total value was expensed.

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees. These options were issued as incentive compensation to the employees. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010. A risk free interest rate of 0.48% was used to value the options. The total value of these options was $258,170. The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2013, $33,256 of the total value was expensed.

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer. These options were issued as incentive compensation to the officer. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010. A risk free interest rate of .53% was used to value the options. The total value of these options was $92,897. The options vest over a three-year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2013, $16,932 of the total value was expensed.

NOTE 15 - SUBSEQUENT EVENTS

On May 24, 2013, Mr. Hackett financed a 12% Convertible Promissory Note in the amount of $100,000, convertible into shares of common stock of the Company, at a price of $0.0325 per share, which represents a 20% discount from the market price as of the date of the note. The note is due ninety days from the date of the note on or before August 24, 2013. If the Lender does not decide to convert the note after 60 days from the date of the note, the Borrower must amend the note and secure the $100,000 with unsecured accounts receivable or customer purchase orders from its customers (to be determined) as collateral. Subsequently, due to the company’s inability to secure the promissory note until its maturity, Mr. Hackett elected to convert the Promissory Note along with all accrued interest effective July 24, 2013 into 3,138,630 shares.

On July 31, 2013, we entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before July 31, 2015.

On July 31, 2013, the Company signed a Memo of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) for the desire to execute a purchase agreement in which JAK shall purchase LabMentors from PCS. JAK has agreed to purchase 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable.

The Board of Directors of PCS Edventures!.com, Inc. (the “Company”) has accepted the resignation of Donald J. Farley as a member of the board of directors of the Company. Mr. Farley’s resignation is effective as of August 1, 2013. Mr. Farley has resigned his position as a Director and Secretary with the Company to concentrate on the pressing needs of his law practice. There were no disagreements between the Company and Mr. Farley regarding his resignation.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-K for the year ended March 31, 2013.

Plan of Operation

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

Results of Operations

For the quarter ended June 30, 2013, the Company reported a net loss of ($278,707) as compared to a net loss for the quarter ended June 30, 2012, of ($355,818), a 28% improvement in bottom line. Reduced operating expenses and a decrease in interest and debt expense due to the discounting of debt and the issuance of warrants attached to financing in the prior year, partially offset by the loss on the change in fair value of derivatives in the current year, resulted in reduction of the net loss. The Basic Loss per Share for the quarter ended June 30, 2013, is ($0.01), which is equivalent to the ($0.01) loss per share for the three-month period ended June 30, 2012.

Revenue for the quarter ended June 30, 2013, was $353,787 taking into consideration the discontinued operations of LabMentors, as compared to revenue during the quarter ended June 30, 2012 of $487,368. Cost of sales and gross profit as a percentage of sales were consistent between the periods as well.

Operating expenses for the three-month period ended June 30, 2013, decreased by ($145,401) (19%) to $409,292, breaking out the expenses relating to the subsidiary sale as compared to $554,693 for the three-month period ended June 30, 2012. The table below identifies the quarter over quarter changes:

Operating Expenses
Option Warrant Expense	($13,585)	(1)
Contract labor	9,418	(2)
Employee Expenses	(179,980)	(3)
Accounting Fees	10,968	(4)
Marketing	28,521	(5)
Public Relations	(12,501)	(6)
Finance and Interest Expense	(5,228)	(7)
Other, net	16,986
	($145,401)

1)	Option Warrant expense decreased due to older grants expiring and fully vesting.
2)	Contract labor increased due to additions of investor relations, business development and sales and marketing consultants.
3)	Employee expenses decreased due to lower staff levels resulting in lower salary and benefits.
4)	Increase in Accounting Fees due to additional valuations on derivatives and debt instruments.
5)	Increase in Marketing to ramp up sales during the first part of the fiscal year.
6)	Public Relations decreased because contracts with firms ended.
7)	Paying vendors more efficiently helped decrease the finance and interest expenses as well as negotiations of notes.

Total other income (expense) for Q1 FY 2013 and FY 2012 was $28,763 and $93,073, respectively. The change was primarily due to the change in fair value of derivatives.

Liquidity

Cash provided by operations for Q1 was ($258,132) compared to cash used by operations of $32,199 in the same period last year. The Company ended the first quarter of FY 2013 with $22,161 in cash, total current assets of $294,055 in which $37,015 are held for sale of our subsidiary and total current liabilities of $1,343,855, in which $90,898 is held as part of the subsidiary sale, resulting in a working capital deficit of $1,049,800 compared to a working capital deficit of $946,186 for the year ended March 31, 2013.

For financing activities in 2013, management obtained $225,000 by issuing Promissory Notes. Proceeds were used for learning center re-model, operations and working capital.

The Company had a current ratio at June 30, 2013 and March 31, 2013 of 0.22 and 0.35, respectively. This decrease in liquidity was due primarily to continuing net losses which were partially financed through short term debt and minimal equity financing. We have an accumulated deficit of ($37,487,678) and shareholders’ equity of ($1,177,434).

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

•	Due to our relatively small size we do not have segregation of duties which is a deficiency in our disclosure controls. We are currently working on the resources to cure this deficiency.

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described above. Based on this evaluation, our management, concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements. In addition, the Company’s Controller resigned during the quarter audit and training and transitioning has taken time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Recent Sale of Unregistered Securities.

No security issuances occurred during the quarter ended June 30, 2013.

Name of Person or Group	Shares	Consideration
**Consultants	—	—
**Legal Consultants	—	—
* Employees: Bonus	—	—
* Employees: Benefits	—	—
	—	—

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

PCS EDVENTURES!.COM, INC.

Dated:	August 19, 2013	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 19, 2013	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	August 19, 2013	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

Dated:	August 19, 2013	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

