Form 10-Q
period 2013-09-30
PCS EDVENTURES COM INC
filed 2013-11-19
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

November 14, 2013: 52,504,350 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

2

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet (USD $)

(Unaudited)

	September 30, 2013 (unaudited)	March 31, 2013 (audited)
CURRENT ASSETS
Cash	$294,270	$245,827
Accounts receivable, net of allowance for doubtful accounts of $2,669 and $4,805, respectively	133,448	98,732
Prepaid expenses	39,593	34,838
Finished goods inventory	123,418	93,717
Discontinued Assets
Cash	—	1,419
Account receivable	—	21,108
Prepaid expenses	—	1,548
Other receivable	—	2,144
Total Current Assets	590,729	499,333
FIXED ASSETS, net of accumulated depreciation of $108,648 and $99,290, respectively	28,819	38,177
OTHER ASSETS
Mold Cost	16,887	19,107
Deposits	7,371	7,371
Total Other Assets	24,258	26,478
TOTAL ASSETS	$643,806	$563,988

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	September 30, 2013 (unaudited)	March 31, 2013 (audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$577,163	$427,082
Payroll liabilities payable	14,241	3,414
Accrued expenses	137,319	136,359
Deferred revenue	82,340	83,756
Note payable, convertible, net of discount	—	185,000
Note payable, convertible, related party, net of discount	—	80,000
Note payable, related party, net of discount	134,462	408,129
Lines of credit payable	30,458	32,061
Discontinued liabilities associated with discontinued assets
Accounts payable	—	59,281
Payroll liabilities payroll	—	30,437
Total Current Liabilities	975,983	1,445,519

Notes payable, long term	24,600	25,000
Convertible notes payable, long term, net of discount	195,000
Convertible notes payable, related party, long term, net of discount	416,500	66,500

Total Liabilities	1,612,083	1,537,019

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, no par value, 90,000,000 authorized shares, 52,504,350 and 49,293,845 shares issued and outstanding, respectively	36,705,069	36,199,846
Stock payable	55,150	40,640
Accumulated comprehensive loss	—	(4,546)
Accumulated deficit	(37,728,496)	(37,208,971)
Total Stockholders’ Equity	(968,277)	(973,031)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,806	$563,988

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Income Statement (USD $)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Lab revenue	$421,624	$1,292,615	$747,806	$1,651,414
International service revenue	2,046	2,626	3,314	110,144
Learning Center revenue	18,196	8,522	39,039	20,429
License and royalty revenue	4,572	6,853	10,065	15,997
Total Revenues	446,438	1,310,616	800,224	1,797,984
COST OF SALES	219,934	503,465	397,537	758,007
GROSS PROFIT	226,504	807,151	402,687	1,039,977
OPERATING EXPENSES
Salaries and wages	145,884	230,076	295,183	498,822
Depreciation and amortization expense	4,679	4,679	9,358	9,358
General and administrative expenses	268,115	245,999	523,006	456,670
Total Operating Expenses	418,678	480,754	827,547	964,850
OPERATING LOSS	(192,174)	326,397	(424,860)	75,127
OTHER INCOME AND EXPENSES
Change in fair value of derivatives	—	(128,044)	—	(205,271)
Interest income	—	—	12	—
Other income	—	2,422	—	3,677
Interest expense	(36,712)	(29,840)	(65,486)	(51,936)
Other expense	—	(1,000)	—	—
Total Other Income/(Expense)	(36,712)	(156,462)	(65,474)	(253,530)
LOSS FROM CONTINUING OPERATIONS	(228,886)	169,935	(490,334)	(178,403)
LOSS FROM DISCONTINUED OPERATIONS	(11,933)	(71,949)	(29,191)	(85,980)
NET INCOME/(LOSS)	(240,819)	97,986	(519,525)	(264,383)
NET COMPREHENSIVE INCOME/(LOSS)	(240,819)	97,986	(519,525)	(264,383)
Deemed Dividend	—	(8,236)	—	(8,236)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(240,819)	$89,750	$(519,525)	$(272,619)

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.0)	$0.0	$(0.01)	$0.0
Basic and diluted loss per share from discontinued operations	$0.0	$(0.0)	$0.0	$(0.0)
Basic and diluted net loss per share	$(0.0)	$(0.0)	$(0.01)	$(0.0)
Weighted Average Number of Shares Outstanding, Basic and Diluted	50,166,265	46,841,373	49,732,439	46,067,013

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/2013	49,293,845	$36,199,846	$40,640	$(37,208,971)	$(4,546)	$(973,031)

Stock for Services	41,875	1,675	760	—	—	2,435

Stock for Bonuses	30,000	600	—	—	—	600

Stock for RSU's	—	—	27,500	—	—	27,500

Conversion of Notes Payable	3,138,630	100,000	—	—	—	100,000

Option/Warrant Expense	—	28,272	—	—	—	28,272

Debt Discount	—	220,000	—	—	—	220,000

Discontinued Operations		140,926				140,926

RSU Forfeiture		13,750	(13,750)			—

Net Loss through 09/30/2013	—	—	—	(519,525)	4,546	(514,979)

Balance at 09/30/2013 (unaudited)	52,504,350	$36,705,069	$55,150	$(37,728,496)	$—	$(968,277)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(519,525)	$(256,191)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	31,105	18,971
Depreciation and amortization	9,358	9,358
Change in fair value of derivative liabilities	—	205,271
Common stock issued for services	2,275	95,728
Stock payable for service	28,260	—
Amortization of fair value of stock options	28,272	46,652
Bad debt	50,740	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,151)	202,087
(Increase) decrease in prepaid expenses	(3,850)	(131,815)
(Increase) decrease in inventories	(29,701)	(97,428)
(Increase) decrease in other current assets	737	21,096
(Increase) decrease in other assets	2,219	2,228
(Decrease) increase in accounts payable and accrued liabilities	170,408	36,976
Increase (decrease) in unearned revenue	(1,416)	(2,674)
Net Cash Provided (Used) by Operating Activities	(244,269)	150,259

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	—	—
Net Cash Used by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	520,000	682,000
Proceeds from note payable – RP	(225,173)
Principal payments on debt	—	(758,001)
Net Cash Used by Financing Activities	294,827	(76,001)

Foreign currency translation	(3,534)	(8,192)
Net Increase (Decrease) in Cash	47,024	66,066
Cash at Beginning of Period	247,246	15,780
Cash at End of Period	$294,270	$81,846

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended
	September 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2013	2012
Common stock issued for services (stock payable)	$1,640	$18,908
Common stock issued for employee bonus (stock payable)	600	22,333
RSU Forfeiture	13,750	—
Conversion of debt	100,000	63,496
Adjustment to derivative liability due to debt conversion	—	36,349
Debt discount	220,000	84,889
Deemed dividend	—	(8,236)
Sale of Subsidiary	140,926	—

	For the Six Months Ended
	September 30,
CASH PAID FOR	2013	2012
Interest	$36,712	$22,534
Income Taxes	800	1,600

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho corporation, and its wholly owned subsidiary, PCS LabMentors, Ltd., a Canadian company (collectively, “the Company”) through July 31, 2013. The assets and liabilities of LabMentors have been disclosed in the financials to show the sale of the subsidiary effective September 5, 2013, with the effective date of the liabilities and assets to be transferred calculated as of July 31, 2013.

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

On January 31, 2013, PCS Edventures!.com, Inc. formed a subsidiary called Premiere Science Inc. incorporated and registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com,Inc. and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the quarter year ended September 30, 2013.

On September 5, 2013 PCS Edventures!.com, Inc. (PCS) entered into an Asset and Liability Agreement (the “Sale Agreement”) with JAK, Ltd. (“JAK”), dated September 5, 2013, pursuant to which (i) JAK will acquire the assets of the PCS Labmentors subsidiary for a purchase price of $150,000 (the “Purchase Price”) to be paid by JAK assuming $99,260 in liabilities associated with the subsidiary and $50,740US in the form of a promissory note secured by Labmentors’ intellectual property. These liabilities and assets were calculated as of the agreed upon date for the transaction of July 31, 2013. This transaction has a positive impact on the company’s balance sheet but results in no immediate cash to the company.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The September 30, 2013, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2013. The March 31, 2013, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

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

The business plan proposes the continued promotion and growth of the PCS Edventures Lab program to further demonstrate proof of the concept, and develop the required processes and systems for scaling. The premise of the business plan is three-fold: 1) revenues will be more consistent and predictable for the Company to plan and manage cash and growth; 2) Will serve as a foundation from which PCS can grow a subscription-based, virtual community of students emphasizing experiential, blended education; and 3) an established network of learning centers will serve as highly effective “showrooms” for sales of PCS products and services into neighboring districts. Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on a regular basis.

PCS has continued to pursue international opportunities to offset the continued challenges to the domestic economy and to take advantage of global market needs for PCS type products and services. In 2011, PCS signed a license and royalty agreement with Creya Learning of India (CL). CL uses PCS content and support services to implement experiential learning curriculums into Indian schools. PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs. In FY2013 Creya established programs in twelve schools that will serve as anchor and reference sites as they work to expand the program in FY2014. In the Middle East, PCS continues to work with the Ministry of Education in The Kingdom of Saudi Arabia on STEM related projects. The King Abdullah Project for the Development of Public Education is a USD $2.3B intended to implement major changes throughout the Kingdom, with STEM and science literacy a heavy emphasis. PCS successfully completed $106K in STEM consulting for the Saudi Ministry of Education in FY2013 and is working now to secure additional work related to implementation of STEM programs. On August 19th, 2013PCS was awarded a contract regarding a STEM outreach program in the Kingdom of Saudi Arabia for consulting, services, products, and training related to K12 Science, Technology, Engineering, and Math.

Adding Murali Ranganathan to the Board of Directors has brought financial knowledge that has been extraordinary as PCS continues to refine its business plan. During FY2014, PCS plans to expand and strategically recruit new board members who can help the management team focus and execute its business plan.

The Company reported improved results during FY2013 with revenue for the twelve months ended March 31, 2013 up 26% compared to the same period in the prior year and managed to cut operating expenses by $908,806 throughout the year. Revenue for the period ending September 30, 2013 was $800,224 compared to revenue of $1,797,984, down approximately 55% compared to the same comparable period. Net loss for the period ended was ($519,525), compared to net loss of $264,383, over the same period last year. Cash flow from operations for the period ended September 30, 2013 was ($244,270), which partially had to do with our inability to fulfill orders.

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by incoming contracts from Saudi Arabia, a growing revenue channel from e-commerce, and growing channel sales during this fiscal year, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	September 30, 2013	March 31, 2013
Prepaid insurance	$3,346	$5,440
Prepaid trade show/travel	—	1,990
Prepaid inventory	1,808	2,341
Prepaid software	28,642	11,457
Prepaid expenses, other	5,797	13,610
Prepaid expenses, discontinued	—	1,548
Total Prepaid Expenses	$39,593	$36,386

NOTE 5 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	September 30, 2013	March 31, 2013
Computer/office equipment	$10,112	$10,112
Software	127,355	127,355
Accumulated depreciation	(108,648)	(99,290)
Total Fixed Assets	$28,819	$38,177

Fixed asset depreciation expense for the six months ended September 30, 2013 and 2012 was $9,358 and $9,358 respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30, 2013	March 31, 2013
Interest payable	$66,323	$63,732
Sales tax payable	9,462	1,230
Credit card debt	59,953	61,281
Professional fees: legal, accounting & other	1,581	10,116
Total accrued expenses	$137,319	$136,359

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2013	March 31, 2013
Short Term Note Payable, Related Party	$134,462	$408,129
Short Term Convertible Note, net of discount	—	185,000
Short Term Convertible Note, Related Party, net of discount	—	80,000
Line of Credit	30,458	32,061
Long Term Note Payable, Related Party	24,600	25,000
Convertible Notes Payable, Long Term, net of discount	195,000
Convertible Notes Payable, Long Term, Related Party, net of discount	416,500	66,500
Total Notes Payable	$801,020	$796,690

Note Payable – Related Party

1.	On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012. This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012. The company negotiated a third extension for this promissory note from the lender with a maturity date of March 31, 2013, which was later extended for the fourth time to July 31, 2013. Subsequently, this note was extended from July 31, 2013 to September 30, 2013 under the same terms and conditions.

2.	On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders’ financial institution monthly payments of $1,033.17 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. The company has paid $3,821 in principal leaving a balance of $60,379 at September 30, 2013.

3.	On April 18, 2012, we entered into a long term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum. The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lender’s financial institution.

4.	On February 26, 2013, we executed a promissory note with one of our shareholders for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. Subsequently, the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as described in the 8-K filed on May 24, 2013, which states that the note is due August 24, 2016. The debt discount on the convertible note was calculated as $21,923, in which $2,509 was amortized as of September 30, 2013.

5.	On March 28, 2013, we executed a promissory note with one of our shareholders, for $50,000 at 12% interest per annum, secured by eight of our sales orders to finance inventory purchases. The promissory note was due on or before June 5, 2013. There is no conversion feature associated with this promissory note. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as described in the 8-K filed on May 24, 2013, which states that the note is due August 24, 2016. See number 4 for debt discount and amortization amounts.

6.	On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. The promissory note and all accrued interest are due and payable on May 31, 2013. This note was subsequently extended for 90 days unsecured, due on or before August 31, 2013. A convertible promissory note was executed on September 30, 2013 that replaces the March 22, 2013 note. See number 8 under Convertible Note Payable – Related Party for note details.

7.	On May 24, 2013, we entered into a Promissory Note in the amount of $150,000 with one of our board members, payable with interest at 12% per annum, in cash on or before August 24, 2013. The Promissory Note is secured by several customer Purchase Orders in the amount of $150,229, in which the Company has structured to pay back $0.50 for every $1.00 received from the customer purchase order, in which for the remaining $0.50 outstanding, the Company would re-secured with new customer purchase orders (to be determined). The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term. A convertible promissory note was executed on September 30, 2013 that replaces the March 24, 2013 note. See number 9 under Convertible Note Payable – Related Party for note details.

8.	On September 30, 2013, we entered into a Promissory Note in the amount of $260,000 with one of our board members, payable with interest at 10% per annum, in cash on or before November 29, 2013. The Promissory Note funded payables and other corporate purposes of borrower. This note is secured by that certain license agreement and other agreements between borrower and Kindle Education, now Creya Learning, originally entered into in 2011.

Line of Credit

1.	On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. As of September 30, 2013, the company has paid $8,592 in principal leaving a balance of $30,458 payable.

Convertible Note Payable

1.	On March 31, 2011, the Company entered into several convertible promissory notes in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share. The notes bear interest at ten percent (10%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 430,000 restricted Rule 144 common shares. The notes were due on June 29, 2011, and are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the note bears to the fair market value of all Intellectual Property of the Borrower. “Intellectual Property” of the Borrower is defined to mean all trademarks, registered or unregistered, marks, logos, business names, proprietary computer software, curriculum, copyrighted material, registered or unregistered, trade names, patents and patent applications, and all general intangibles relating to the foregoing. Notwithstanding the foregoing, Intellectual Property shall not include any license, property or contract right the granting of a security in which would be prohibited by law or contract. The warrants expire 36 months from date of agreements. The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants. The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes. This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $58,000. The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $63,479, the balance of which was fully amortized as of June 30, 2011.

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

 On August 1, 2012, the Company issued amendments to the convertible note agreements in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017. At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Subsequently and effective June 7, 2013, we executed an amendment to the loan transaction. The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension. The company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect

2.	On April 30, 2013, we entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before August 31, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary.

3.	On July 30, 2013, we entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary.

Convertible Note Payable – Related Party

1.	For the transactions described above in regard to the $215,000 convertible note, $30,000 was loaned from a related party and has been broken out as described in the Company’s financial statements and accompanying notes at September 30, 2013.

2.	On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000. The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012. At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05. In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise. At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note. In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement. On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. A second extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of October 31, 2012. These two notes were subsequently extended, with no changes to the terms, were due and payable on or before December 31, 2012. The company negotiated a new maturity date with the lender and issued extensions on the two convertible promissory notes with due dates of March 31, 2013, which were later extended to June 30, 2013. On June 28, 2013, the company negotiated a sixth extension with a new maturity date of September 30, 2013. On September 30, 2013, the company negotiated a seventh extension with a new maturity date of December 31, 2013.

3.	On December 3, 2012, the company entered into a long term convertible promissory note with board member and shareholder Todd Hackett in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at eight (8%) per annum and is due 36 months from the date of the agreement, on or before December 03, 2015. The proceeds from the note were used by the company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs. The debt discount was calculated as $18,255, of which $2,540 was amortized during the period ended September 30, 2013.

4.	On January 11, 2013, we entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note. The note is secured by a secondary security interest in all of the Company’s intellectual property. The proceeds received by the Company from the sale of this note will be used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3) issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completes and pays off all outstanding notes with Asher Enterprises. The Company recognized a discount on the debt issued related to the derivative liability. This debt discount was calculated as $9,285, of which $1,770 has been amortized. $509 was accrued and amortized during the period March 31, 2013 and $1,261 during the six months ended September 30, 2013.

5.	On January 17, 2013, the Company entered into a loan transaction with a related party. The transaction involved the issuance of a Promissory Note in the amount of $200,000 the note bears interest at a rate of 15% per annum and is due and payable on April 30, 2013. In consideration for the financing, the Company issued 100,000 warrants to purchase common stock at an exercise price of $0.07. The warrants expire 36 months from date of agreement. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $7,977. This value was recorded as a debt discount and is being amortized over the life of the loan. The note was paid in full on April 1, 2013. The remaining discount of $1,716 was amortized for the period ending September 30, 2013.

6.	On May 24, 2013, the Company modified two existing promissory notes to form one convertible promissory note in the amount of $95,000 as describe in the 8-K filed on May 24, 2013. The note is due August 24, 2016 with an interest rate of 8%. The debt discount was calculated as $21,923, in which $2,509 was amortized.

7.	On May 24, 2013, Mr. Hackett financed a 12% Convertible Promissory Note in the amount of $100,000, convertible into shares of common stock of the Company, at a price of $0.0325 per share, which represents a 20% discount from the market price as of the date of the note. The note is due ninety days from the date of the note on or before August 24, 2013. If the Lender does not decide to convert the note after 60 days from the date of the note, the Borrower must amend the note and secure the $100,000 with unsecured accounts receivable or customer purchase orders from its customers (to be determined) as collateral. The debt discount was calculated as $23,077, in which $7,692 was amortized during the three months ended June 30, 2013. Due to the company’s inability to secure the promissory note until its maturity, Mr. Hackett elected to convert the Promissory Note along with all accrued interest effective July 24, 2013 into 3,138,630 shares. The remaining discount of $15,385 was expense upon conversion due to conversion within terms of the note; no gain/loss was recognized.

8.	On September 30, 2013, Mr. Ranganathan financed an 8% Convertible Promissory Note in the amount of $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000.

9.	On September 30, 2013, Mr. Hackett financed an 8% Convertible Promissory Note in the amount of $150,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $150,000.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company eliminated the derivative as of March 31, 2013. As a result, the loss on derivative liabilities was $-0- and $205,271 as of September 30, 2013 and 2012.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2013:

Fair Value Measurements at September 30, 2013
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities	$—	$—	—	—
	$—	$—	—	—

NOTE 10 – DISCONTINUED OPERATIONS

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) proposing a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. JAK has agreed to assume 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable. The note shall carry an annual interest rate of 3% compounded annually and be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. This sale was finalized during the period ending September 30, 2013.

The results of discontinued operations is a net loss of ($11,933) and ($71,949) for the quarter ended September 30, 2013 and 2012. The assets and liabilities of PCS LabMentors were segregated in the balance sheet and appropriately labeled as discontinued. As of the LabMentors sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. A full allowance of 50,740 was recorded for the promissory note.

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

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. Rent expense for the warehouse was $3,975 and $4,050 for the three months ended September 30, 2013 and 2012, respectively.

Effective March 31, 2010, the Company relinquished its leased space for the LabMentors subsidiary located in Fredericton, New Brunswick, Canada. For the period April 2010 through September 2010 the employees of LabMentors worked from their respective homes. There was no rent expense during that period. Effective October 2010 LabMentors entered into a five year office lease. This lease was cancelled effective July 1, 2012 in which the Company incurred a 3 month penalty for opting out early. The Company was able to obtain a new fully furnished office at the National Research Council facility effective July, 1, 2012. The new lease is a three year commitment to be paid in Canadian dollars each month. Lease payments are $395 per month CAD, before 13% tax, for the first nine months, then increase annually over the three-year term with payments for the final three months of the term being $558 per month CAD, before tax. The move was initiated as part of the cost savings efforts being implemented within LabMentors and reduces the monthly lease payments. Rent expense, converted to USD, for LabMentors was $1,360 and $4,673 for the three months ended June 30, 2013 and 2012, respectively. The liability was transferred with the execution of the Purchase Agreement with JAK for the sale of LabMentors.

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

NOTE 12 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the period ending September 30, 2013, $11,400 has been accrued in stock payable that will be issued in future periods.

During the period ending September 30, 2013, the Company recognized $220,000 in debt discount as an increase to stockholders’ equity pursuant to the terms of two different convertible promissory notes issued. The debt discount consists of a beneficial conversion feature on both convertible promissory notes in which $31,105 was amortized for the period.

During the period ending September 30, 2013, the Company converted $100,000 of debt from a related party into 3,138,630 of common stock. Due to conversion within the term of the note, no gain or loss was recognized.

During the period ending September 30, 2013, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $28,272.

During the period ended September 30, 2013, the company accrued $27,500 payable in Restricted Stock Unit to its non-management directors. Each restricted stock unit is valued at a range from $0.07-$0.20, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. Mr. Donald J. Farley resigned from the board on August 1, 2013, forfeiting $13,750. This amount was removed from Restricted Stock Units payable. As of September 30, 2013, $43,750 has been accrued for director services. For the directors who chose to defer payment last year an entry was made to book fair market value of the RSU, in which $21,000 was recorded to Common Stock and $9,000 was reclassed to stock payable.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of September 30, 2013, there are no preferred shares issued or outstanding.

NOTE 13 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended September 30, 2013 and 2012, are based on 50,166,265 and 46,841,373, respectively, of weighted average common shares outstanding.

Basic and diluted net loss per common share for the six-month periods ended September 30, 2013 and 2012, are based on 49,732,439 and 46,067,013, respectively, of weighted average common shares outstanding.

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

	Issued	Cancelled	Executed	Total Issued and Outstanding	Exercisable	Not Vested

Balance as of March 30, 2013	27,166,655	13,097,336	9,952,210	4,117,109	3,337,109	1,107,500
Warrants	30,000	—	—	30,000	—	30,000
Common Stock	210,000	314,285	—	(104,285)	—	210,000
Balance as of September 30, 2013	27,406,655	13,411,621	9,952,210	4,042,824	2,762,824	1,280,000

No common stock options were exercised during the period ended September 30, 2013.

During the period months ended September 30, 2013 the Company had 0 common stock options and 0 warrants cancelled or expired. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being purchased prior to the stated expiration date.

On January 17, 2013, the Company issued 100,000 warrants to a shareholder with a 36 month term at $0.07 per share exercise price as consideration for the issuance of a Promissory Note in the amount of $200,000, in which $63,000 was to be considered advanced under a previous Note between Borrower and Lender dated December 26, 2012. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $7,977. This value was recorded as a debt discount and is being amortized over the life of the loan. The note was paid in full on April 1, 2013 and the remaining discount of $1,716 was amortized during the period ending September 30, 2013.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue. A risk free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175. The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $6,777 of the total value of the option was expensed.

On August 24, 2010, the Company granted 133,930 incentive options to an employee. These options were issued as additional incentive compensation. The options were valued using the Black-Scholes valuation model. The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010. A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $100 of the total value of the option was expensed.

On August 23, 2010, the Company granted 50,000 options to a consultant. These options were issued to the consultant due to exemplary performance. The shares have an expected volatility rate of 109.81% calculated using the Company stock price for a two-year period beginning August 23, 2010. A risk free interest rate of .37% was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of these options was $11,988. The options vest over a three-year period, contain a number of performance conditions and are exercisable at $.71 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $1,548 of the total value of the option was expensed.

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees. These options were issued as incentive compensation to the employees. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010. A risk free interest rate of 0.48% was used to value the options. The total value of these options was $258,170. The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $10,219 of the total value of the option was expensed.

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer. These options were issued as incentive compensation to the officer. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010. A risk free interest rate of .53% was used to value the options. The total value of these options was $92,897. The options vest over a three-year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $7,692 of the total value of the option was expensed.

August 1, 2013, the company granted 60,000 incentive options to an employee. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 289.05% calculated using the Company stock price for a two-year period. A risk free interest rate of 0.24% - 0.50% was used to value the options. The total value of these options was $3,492. The options vest over a three-year period and are exercisable at $.05 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $212 of the total value was expensed.

On August 16, 2013, the company granted 120,000 incentive options to an employee. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 289.19% calculated using the Company stock price for a two-year period. A risk free interest rate of 0.27% - 0.80% was used to value the options. The total value of these options was $5,798. The options vest over a three-year period and are exercisable at $.05 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $245 of the total value was expensed.

August 16, 2013, the company granted 30,000 in warrants to an independent contractor. These warrants were issued for additional compensation for services to the independent contractor. The warrants were valued using the Black-Scholes valuation model. The warrants have an expected volatility rate of 288.87% calculated using a six month stepped strike price. Thirty thousand shares at a strike price of $.10 for months 0-6, $.15 for months 7-12, and $.20 for months 13-18. A risk free interest rate of 0.29% was used to value the options. The total value of these warrants were valued and expensed at $1,479.

NOTE 15 - SUBSEQUENT EVENTS

On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012. This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012. The company negotiated a third extension for this promissory note from the lender with a maturity date of March 31, 2013, which was later extended for the fourth time to July 31, 2013. Subsequently, this note was extended from July 31, 2013 to September 30, 2013 under the same terms and conditions. This note was extended under the same terms and conditions through March 31, 2014.

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

Plan of Operation

In fiscal year 2014, PCS will expand its commitment to the research and development of PreK-12, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies through the deployment of Edventures Lab starting in Boise, Idaho. PCS aligns its products through Strategic Business Units (SBU) and a subsidiary structure that targets sales efforts to the following markets:

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

During fiscal year 2014 we will continue to build upon the SBU foundations established in FY2012 and drive toward the establishment of synergies between these SBUs. This will include a more focused approach to our web-based marketing efforts and tightened sales processes. The PCS Edventures Lab program was a key strategic addition to our plan in FY2013 as it will serve the following purposes: 1) R&D test bed for product improvement and refinement; 2) Revenue generation through afterschool and summer course fees. This course revenue stream will be more predictable and consistent compared to the seasonal revenues associated with education budgets; 3) The centers will serve as showrooms for PCS products in strategic locations and key districts around the country. We believe this will provide PCS with significant competitive advantages over other solution providers since administrators and educators can visit local centers for support, training, and demonstrations of our products in action; 4) Revenues from experiential retail. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the courses will provide a boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame.

To capitalize on the expansion of the Edventures Lab, we are actively pursuing funding vehicles such as private equity and licensing arrangements. Our plan to refine operations in our first center in Boise until the Company is ready to expand and scale the program. We plan to deploy a second program in Eagle, Idaho, if possible in FY2015, and beyond that to appropriate markets. The establishment of this initial network of centers will enable more rapid expansion in FY2015 and beyond. We believe the strategic deployment of Edventures Labs to be a viable and sound approach based on our initial trial programs.

Results of Operations

For the quarter ended September 30, 2013, the Company reported a net loss of ($240,819) as compared to a net income of $99,986 for the quarter ended September 30, 2012. The Basic Loss per Share for the quarter ended September 30, 2013, is ($0.0), which is equivalent to the $0.0 loss per share for the three-month period ended September 30, 2012.

Revenue for the quarter ended September 30, 2013 was $446,438, as compared to revenue during the quarter ended September 30, 2012 of $1,308,510.  This was due to the large Kansas State University order in Q2 FY2013 of $741,750. The government funding which sponsored this program was not available in calendar year 2013.

Operating expenses for the three-month period ended September 30, 2013, decreased by ($62,076) (13%) to $418,678, as compared to $480,754 for the three-month period ended September 30, 2012. The table below identifies the quarter over quarter changes:

Operating Expenses
Marketing	($3,301)	(1)
BOD Compensation	($10,000)	(2)
Employee Expenses	($84,192)	(3)
Professional Fees	($23,955)	(4)
Other, net	59,372
	($62,076)

1)	Marketing expense decreased due to a reduction in web and e-commerce expenditure.

2)	BOD compensation decreased due to a reduction in board members.

3)	Employee expenses decreased due to lower staff levels resulting in lower salary and benefits.

4)	Professional fees reduced due to a reduction in accounting and legal fees.

Total other income (expense) for Q2 FY 2014 and FY 2013 was ($36,712) and ($157,462), respectively. The change was primarily due to the change in fair value of derivatives.

Revenues for the six-month period ended September 30, 2013 decreased $997,761 to $800,224 as compared to revenue during the six-month period ended September 30, 2012 of $1,797,984. This was primarily due to the large, anomalous PCS robotics order received from Kansas State University in July of 2012 that resulted in a much higher than normal quarter. Beginning in FY2012, PCS implemented a number of mechanisms that are now in play and building to provide more consistent, dependable, and scalable revenues. For example, revenues tracked for the newly implemented e-commerce initiative generated $49,481 in the 6 month period compared to -0- for the same period the prior year. STEMfinity, a new channel partner, generated $129,517 in the 6 month period compared to $10,166 the previous year. The Edventures Lab pilot program, now under development for replication and scaling, generated $18,196 in the 6 month period compared to $8,522 the previous year. And orders received from International efforts in Q2, though not invoiced, were substantial and anticipated to continue in growth this fiscal year. Further, management is confident that its new sales and marketing strategy will begin to yield positive results as an expanded sales force is deployed in Q3 and Q4.

Liquidity

Cash used by operations for Q2 was ($242,269) compared to cash provided by operations of $150,259 in the same period last year. The Company ended the second quarter of FY 2014 with $34,270 in cash, total current assets of $590,729, and total current liabilities of $975,983, resulting in a working capital deficit of $385,254 compared to a working capital deficit of $946,186 for the year ended March 31, 2013.

For financing activities in FY 2014, management obtained $515,000 by issuing Promissory Notes. Proceeds were used for operations and working capital.

The Company had a current ratio at September 30, 2013 and June 30, 2013 of 0.61 and 0.35, respectively. This increase in liquidity was due primarily to cash in transit and reclassing notes payable to long-term convertible. debt. We have an accumulated deficit of ($37,728,496) and shareholders’ equity of ($968,277).

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal year 2014.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described above. Based on this evaluation, our management, concluded that, as of September 30, 2013, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements. In addition, the Company’s Controller resigned during the quarter audit and training and transitioning has taken time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Recent Sale of Unregistered Securities.

No security issuances occurred during the quarter ended September 30, 2013.

Name of Person or Group	Shares	Consideration
**Consultants	—	—
**Legal Consultants	41,875	1,675
* Employees: Bonus	30,000	600
* Employees: Benefits	—	—
	71,875	2,275

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

PCS EDVENTURES!.COM, INC.

Dated:	November 19, 2013	By:	/s/ Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November 19, 2013	By:	/s/ Dehyrl A Dennis
Dehryl A. Dennis
Director

Dated:	November 19, 2013	By:	/s/ Todd R. Hackett
Todd R. Hackett
Director

Dated:	November 19, 2013	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

