Form 10-Q
period 2013-12-31
PCS EDVENTURES COM INC
filed 2014-02-14
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

January 21, 2014: 52,504,350 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

2

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheet (USD $)

(Unaudited)

	December 31, 2013 (Unaudited)	March 31, 2013 (Audited)
CURRENT ASSETS
Cash	$4,435	$245,827
Accounts receivable, net of allowance for doubtful accounts of $2,669 and $4,805, respectively	132,803	98,732
Prepaid expenses	74,075	34,838
Finished goods inventory	154,549	93,717
Discontinued Assets
Cash	—	1,419
Accounts receivable	—	21,108
Prepaid expenses	—	1,548
Other receivable	—	2,144
Total Current Assets	365,862	499,333

FIXED ASSETS, net of accumulated depreciation of $113,326 and $99,290, respectively	24,141	38,177

OTHER ASSETS
Mold cost	15,999	19,107
Deposits	7,371	7,371
Total Other Assets	23,370	26,478
TOTAL ASSETS	$413,373	$563,988

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	December 31, 2013 (Unaudited)	March 31, 2013 (Audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$564,311	$427,082
Payroll liabilities payable	14,976	3,414
Accrued expenses	140,382	136,359
Deferred revenue	74,457	83,756
Note payable, net of discount	—	185,000
Note payable, convertible, related party, net of discount	—	80,000
Note payable, related party, net of discount	148,405	408,129
Line of credit payable	29,390	32,061
Discontinued liabilities associated with discontinued assets
Accounts payable	—	59,281
Payroll liabilities payroll	—	30,437
Total Current Liabilities	971,921	1,445,519

Notes payable, long term	24,300	25,000
Convertible notes payable, long term, net of discount	195,000	—
Convertible notes payable, related party, long term, net of discount	416,500	66,500
Total Liabilities	1,607,721	1,537,019

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, no par value, 90,000,000 authorized shares, 52,504,350 and 49,293,845 shares issued and outstanding, respectively	36,707,710	36,199,846
Stock payable	66,400	40,640
Accumulated comprehensive income	—	(4,546)
Accumulated deficit	(37,968,458)	(37,208,971)
Total Stockholders' Equity (Deficit)	(1,194,348)	(973,031)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$413,373	$563,988

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Income Statement (USD $)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
REVENUES
Lab revenue	$226,260	$519,474	$974,066	$2,170,888
International service revenue	81,229	5,380	84,543	115,524
Learning Center revenue	35,516	22,702	74,555	43,131
License and royalty revenue	5,334	5,415	15,399	21,412
Total Revenues	348,339	552,971	1,148,563	2,350,955
COST OF SALES	164,210	334,735	561,747	1,092,742
GROSS PROFIT	184,129	218,236	586,816,	1,258,213
OPERATING EXPENSES
Salaries and wages	155,583	209,407	450,766	708,229
Depreciation and amortization	4,678	4,679	14,036	14,036
General and administrative expenses	220,996	223,574	744,002	680,245
Total Operating Expenses	381,257	437,660	1,208,804	1,402,510
OPERATING LOSS	(197,128)	(219,424)	(621,988)	(144,297)
OTHER INCOME AND EXPENSES
Change in fair value of derivatives	—	154,812	—	(50,459)
Interest income	—	—	12	—
Interest expense	(41,657)	(68,271)	(107,143)	(120,207)
Other income	—	2,089	—	5,766
Other expense	—	—	—	—
Total Other Income and (Expenses)	(41,657)	88,630	(107,131)	(164,900)
LOSS FROM CONTINUING OPERATIONS	(238,785)	(130,794)	(729,119)	(309,197)
LOSS FROM DISCONTINUED OPERATIONS	(1,177)	(15,232)	(30,368)	(93,020)
NET INCOME/(LOSS)	(239,962)	(146,026)	(759,487)	(402,217)
NET COMPREHENSIVE INCOME/(LOSS)	(239,962)	(146,026)	(759,487)	(402,217)
Deemed Dividend	—	—	—	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(239,962)	$(146,026)	$(759,487)	$(402,217)
Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	$0.0	$0.0	$0.0	$0.0
Basic and diluted loss per share from discontinued operations	$0.0	$0.0	$0.0	$0.0
Basic and diluted net loss per share	$0.0	$0.0	$0.0	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	52,504,350	48,210,662	51,434,182	46,784,238

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	# of Common Shares O/S	Capital Stock	Stock Payable	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at 03/31/13	49,293,845	$36,199,846	$40,640	$(37,208,971)	$(4,546)	$(973,031)

Stock for Services	41,875	1,675	760			2,435

Stock for Bonuses	30,000	600				600

Stock for RSU's			38,750			38,750

Conversion of Notes Payable	3,138,630	100,000				100,000

Option/Warrant Expense		30,913				30,913

Debt Discount		220,000				220,000

Discontinued Operations		140,926				140,926

RSU Forfeiture		13,750	(13,750)			—

Foreign Currency Translation					4,546	4,546

Net Loss through 12/31/2013				(759,487)		(759,487)

Balance at 12/31/2013 (unaudited)	52,504,350	36,707,710	66,400	(37,968,458)	—	$(1,194,348)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(759,487)	$(402,217)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	49,182	76,044
Depreciation and amortization	14,036	14,036
Change in fair value of derivative liabilities	—	50,459
Common stock issued for services	41,785	109,068
Deemed Dividend	—	8,236
Amortization of fair value of stock options	30,913	65,371
Bad debt	50,740	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,912)	219,367
(Increase) decrease in prepaid expenses	(38,332)	20,862
(Increase) decrease in inventories	(60,832)	(83,770)
(Increase) decrease in other current assets	2,144	24,782
(Increase) decrease in other assets	3,108	(3,898)
(Decrease) increase in accounts payable and accrued liabilities	160,283	(34,605)
Increase (decrease) in unearned revenue	(9,299)	(34,660)
Net Cash Provided (Used) by Operating Activities	(529,671)	29,075

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	—	—
Net Cash Used by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	520,000	930,000
Principal payments on debt	(229,606)	(931,219)
Net Cash Used by Financing Activities	290,394	(1,219)

Foreign currency translation	(3,533)	(8,537)
Net Increase (Decrease) in Cash	(242,810)	19,319
Cash at Beginning of Period	247,245	15,780
Cash at End of Period	4,435	$35,099

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months Ended
	December 31,
NON-CASH INVESTING & FINANCING ACTIVITIES	2013	2012
Common stock issued for services (stock payable)	1,640	18,908
Common stock issued for employee bonus (stock payable)	600	22,333
RSU Forfeiture	13,750	—
Conversion of debt	100,000	97,296
Adjustment to derivative liability due to debt conversion	—	81,502
Debt discount	220,000	(103,144)
Deemed dividend	—	—
Sale of Subsidiary	140,926	—

	For the Nine Months Ended
	December 31,
	2013	2012
CASH PAID FOR:
Interest	$68,697	$24,589
Income Taxes	$—	$1,600

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2013

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2013, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2013. The March 31, 2013, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

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

PCS has continued to pursue international opportunities to offset the continued challenges to the domestic economy and to take advantage of global market needs for PCS type products and services. In 2011, PCS signed a license and royalty agreement with Creya Learning of India (CL). CL uses PCS content and support services to implement experiential learning curriculums into Indian schools. PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs. In FY2013 Creya established programs in twelve schools that will serve as anchor and reference sites as they work to expand the program in FY2014. In the Middle East, PCS continues to work with the Ministry of Education in The Kingdom of Saudi Arabia on STEM related projects. The King Abdullah Project for the Development of Public Education is a USD $2.3B intended to implement major changes throughout the Kingdom, with STEM and science literacy a heavy emphasis. PCS successfully completed $106K in STEM consulting for the Saudi Ministry of Education in FY2013 and is working now to secure additional work related to implementation of STEM programs. On August 19th, 2013 PCS was awarded a contract regarding a STEM outreach program in the Kingdom of Saudi Arabia for consulting, services, products, and training related to K12 Science, Technology, Engineering, and Math. The multiphase contract projected approximately $686,000 in STEM outreach program design, materials supply, training, and support. Phase I of this contract was completed and invoiced in December of 2013 in the amount of approximately $67,000. An official from Saudi Arabia visited PCS offices in December to discuss the progression to phase 2 which should commence in PCS Q4. On December 12, 2013, PCS was awarded a STEM related training contract for $133,333 to commence in February of 2014. An invoice for $13,333 for work completed was submitted in December 2013. Both invoices were collected in January of 2014.

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

Revenue for the period ending December 31, 2013 was $1,148,563 compared to revenue of $2,350,955, down approximately 51% compared to the same comparable period. Net loss for the period ended was ($759,487), compared to net loss of ($402,217), over the same period last year. Cash flow from operations for the period ended December 31, 2013 and 2012 was ($529,671) and 29,075, respectively.

The significant difference in revenue from period to period is due to the large orders received in FY2013 from program funds related to the US Army APYN and ASPYN initiatives.  Funding was not available again during FY14 for these programs. Analysis of PCS core sales numbers, removing the large anomolous orders, are far more encouraging however as we saw a 25.33% increase in sales for Q3 FY2014 over Q3 FY2013. This indicates new sales processes implemented in September were already beginning to take effect.  In December of 2014, we also added sales representatives in Atlanta, GA, Seattle, WA, Columbus, OH, and expanded our reach in Florida with the establishment of a relationship with Priority Education Solutions, a veteran education industry sales development group. Entering Q4 of FY2014 PCS has more than doubled its sales force and has plans to increase this trend.

In addition, our sales strategy is now to place and develop sales people in targeted metropolitan areas and develop relationship sales networks which we feel will be far more effective.

Sales from our other two company initiatives, saw significant growth as our Edventures Lab pilot reported sales of $35K, up 37% over the prior year at $22K.  The Edventures Lab program pilot is focusing on the development of curriculum and infrastructure processes to prepare it for scaling in FY2015.  International revenue including sales from Saudi Arabia and India increased over 92%, up from $6K in FY2013 to $82K in FY2014.  Contracts announced in September and December of Q3 are in progress, some of which will fulfill before the end of FY2014.

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by continued cost monitoring,  by incoming contracts from Saudi Arabia, a growing revenue channel from e-commerce, successful Edventures Lab pilot, and growing channel sales during this fiscal year, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	December 31, 2013	March 31, 2013
Prepaid insurance	$12,133	$5,440
Prepaid trade show/travel	—	1,990
Prepaid inventory	35,959	2,341
Prepaid software	20,049	11,457
Prepaid expenses, other	5,934	13,610
Total Prepaid Expenses	$74,075	$34,838

NOTE 5 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	December 31, 2013	March 31, 2013
Computer/office equipment	$10,112	$10,112
Software	127,355	127,355
Accumulated depreciation	(113,326)	(99,290)
Total Fixed Assets	$24,141	$38,177

Fixed asset depreciation expense for the nine months ended December 31, 2013 and 2012 was $14,036 and $14,036 respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December 31, 2013	March 31, 2013
Interest payable	$80,414	$63,732
Sales tax payable	786	1,230
Credit card debt	57,182	61,281
Professional fees: legal, accounting & other	2,000	10,116
Total accrued expenses	$140,382	$136,359

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2013	March 31, 2013
Short Term Note Payable, Related Party	$148,405	$408,129
Short Term Convertible Note, net of discount	—	185,000
Short Term Convertible Note, Related Party, net of discount	—	80,000
Line of Credit	29,390	32,061
Long Term Note Payable, Related Party	24,300	25,000
Convertible Notes Payable, Long Term, net of discount	195,000	—
Convertible Notes Payable, Long Term, Related Party, net of discount	416,500	66,500
Total Notes Payable	$813,595	$796,690

Note Payable – Related Party

1.	On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012. This note was extended with a maturity date of March 31, 2014, under the same terms and conditions.

2.	On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders’ financial institution monthly payments of $1,033.17 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. The company has paid $6,114 in principal leaving a balance of $58,086 at December 31, 2013.

3.	On April 18, 2012, we entered into a long term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum. The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lender’s financial institution.

4.	On February 26, 2013, we executed a promissory note with one of our shareholders for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. Subsequently, the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as described in the 8-K filed on May 24, 2013, which states that the note is due August 24, 2016. The debt discount on the convertible note was calculated as $21,923, in which $3,541 was amortized as of December 31, 2013.

5.	On March 28, 2013, we executed a promissory note with one of our shareholders, for $50,000 at 12% interest per annum, secured by eight of our sales orders to finance inventory purchases. The promissory note was due on or before June 5, 2013. There is no conversion feature associated with this promissory note. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as described in the 8-K filed on May 24, 2013, which states that the note is due August 24, 2016. See number 4 for debt discount and amortization amounts.

6.	On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. The promissory note and all accrued interest are due and payable on May 31, 2013. This note was subsequently extended for 90 days unsecured, due on or before August 31, 2013. A convertible promissory note was executed on September 30, 2013 that replaces the March 22, 2013 note. See number 8 under Convertible Note Payable – Related Party for note details.

7.	On May 24, 2013, we entered into a Promissory Note in the amount of $150,000 with one of our board members, payable with interest at 12% per annum, in cash on or before August 24, 2013. The Promissory Note is secured by several customer Purchase Orders in the amount of $150,229, in which the Company has structured to pay back $0.50 for every $1.00 received from the customer purchase order, in which for the remaining $0.50 outstanding, the Company would re-secured with new customer purchase orders (to be determined). The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term. A convertible promissory note was executed on September 30, 2013 that replaces the March 24, 2013 note. See number 9 under Convertible Note Payable – Related Party for note details.

8.	On September 30, 2013, we entered into a Promissory Note in the amount of $260,000 with one of our board members, payable with interest at 10% per annum, in cash on or before November 29, 2013. The Promissory Note funded payables and other corporate purposes of borrower. This note is secured by that certain license agreement and other agreements between borrower and Kindle Education, now Creya Learning, originally entered into in 2011. A convertible promissory note was executed on January 8, 2014, that replaces the September 30, 2013, payable with interest at 8% per annum on or before January 8, 2017.

Line of Credit

1.	On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. As of December 31, 2013, the company has paid $9,424 in principal leaving a balance of $29,626 payable.

Convertible Note Payable

1.	On March 31, 2011, the Company entered into several convertible promissory notes in the aggregate amount of $215,000. The notes are convertible into common stock at a rate of $0.15 per share. The notes bear interest at ten percent (10%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned, at a rate of $0.15 per share, for an aggregate total of 430,000 restricted Rule 144 common shares. The notes were due on June 29, 2011, and are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the note bears to the fair market value of all Intellectual Property of the Borrower. “Intellectual Property” of the Borrower is defined to mean all trademarks, registered or unregistered, marks, logos, business names, proprietary computer software, curriculum, copyrighted material, registered or unregistered, trade names, patents and patent applications, and all general intangibles relating to the foregoing. Notwithstanding the foregoing, Intellectual Property shall not include any license, property or contract right the granting of a security in which would be prohibited by law or contract. The warrants expire 36 months from date of agreements. The Company recognized a discount on the debt issued, which was composed of an embedded beneficial conversion feature and attached warrants. The Company measured the beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the notes. This intrinsic value is limited to the portion of the proceeds allocated to the notes, and was calculated as $58,000. The warrants attached to the notes were valued using the Black Scholes Valuation Model, resulting in a fair value of $63,479, the balance of which was fully amortized as of June 30, 2011.

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

2.	On April 30, 2013, we entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before August 31, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary.

3.	On July 30, 2013, we entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary.

Convertible Note Payable – Related Party

1.	For the transactions described above in regard to the $215,000 convertible note, $30,000 was loaned from a related party and has been broken out as described in the Company’s financial statements and accompanying notes at December 31, 2013.

2.	On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000. The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012. At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05. In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise. At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note. In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement. On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. An extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of March 31, 2014.

3.	On December 3, 2012, the company entered into a long term convertible promissory note with board member and shareholder Todd Hackett in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at eight (8%) per annum and is due 36 months from the date of the agreement, on or before December 03, 2015. The proceeds from the note were used by the company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs. The debt discount was calculated as $18,255, of which $3,904 was amortized during the period ended December 31, 2013.

4.	On January 11, 2013, we entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note. The note is secured by a secondary security interest in all of the Company’s intellectual property. The proceeds received by the Company from the sale of this note will be used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3) issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completes and pays off all outstanding notes with Asher Enterprises. The Company recognized a discount on the debt issued related to the derivative liability. This debt discount was calculated as $9,285of which $1,942 was amortized during the period ended December 31, 2013.

5.	On January 17, 2013, the Company entered into a loan transaction with a related party. The transaction involved the issuance of a Promissory Note in the amount of $200,000 the note bears interest at a rate of 15% per annum and is due and payable on April 30, 2013. In consideration for the financing, the Company issued 100,000 warrants to purchase common stock at an exercise price of $0.07. The warrants expire 36 months from date of agreement. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model, resulting in a fair value of $7,977. This value was recorded as a debt discount and is being amortized over the life of the loan. The note was paid in full on April 1, 2013. The remaining discount of $1,716 was amortized for the period ending September 30, 2013.

6.	On May 24, 2013, the Company modified two existing promissory notes to form one convertible promissory note in the amount of $95,000 as describe in the 8-K filed on May 24, 2013. The note is due August 24, 2016 with an interest rate of 8%. The debt discount was calculated as $21,923, in which $3,541 was amortized.

7.	On May 24, 2013, Mr. Hackett financed a 12% Convertible Promissory Note in the amount of $100,000, convertible into shares of common stock of the Company, at a price of $0.0325 per share, which represents a 20% discount from the market price as of the date of the note. The note is due ninety days from the date of the note on or before August 24, 2013. If the Lender does not decide to convert the note after 60 days from the date of the note, the Borrower must amend the note and secure the $100,000 with unsecured accounts receivable or customer purchase orders from its customers (to be determined) as collateral. The debt discount was calculated as $23,077, in which $7,692 was amortized during the three months ended June 30, 2013. Due to the company’s inability to secure the promissory note until its maturity, Mr. Hackett elected to convert the Promissory Note along with all accrued interest effective July 24, 2013 into 3,138,630 shares. The remaining discount of $15,385 was expense upon conversion due to conversion within terms of the note; no gain/loss was recognized.

8.	On September 30, 2013, Mr. Ranganathan financed an 8% Convertible Promissory Note in the amount of $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000, of which $2,143 was amortized during the period ended December 31, 2013.

9.	On September 30, 2013, Mr. Hackett financed an 8% Convertible Promissory Note in the amount of $150,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $150,000, of which $12,857 was amortized during the period ended December 31, 2013.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company eliminated the derivative as of March 31, 2013. As a result, the loss on derivative liabilities was $-0- and $72,101 as of December 31, 2013 and 2012.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2013:

Fair Value Measurements at December 31, 2013
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

Effective January 1, the Company entered into a 12 month lease arrangement for its Boise corporate location office space that reduced its square footage and lease rate to $6,765/month.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. Rent expense for the warehouse was $3,975 and $4,050 for the three months ended December 31, 2013 and 2012, respectively.

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

(iii) On November 26, 2013, Anthony Maher (Plaintiff) served a lawsuit on PCS Edventures!.com, Inc. (Defendant) alleging breach of an employment contract against PCS Edventures!.com, Inc. The total damages claim in the lawsuit is approximately $422,000. A responsive pleading will be timely filed. PCS Edventures!.com, Inc. insurance carrier for these types of claims has been made aware of the suit, and will be engaging litigation counsel to handle the case.

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

NOTE 12 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the period ending December 31, 2013, $750 has been accrued in stock payable that will be issued in future periods.

During the period ending December 31, 2013, the Company recognized $220,000 in debt discount as an increase to stockholders’ equity pursuant to the terms of two different convertible promissory notes issued. The debt discount consists of a beneficial conversion feature on both convertible promissory notes in which $49,182 was amortized for the period.

During the period ending December 31, 2013, the Company expensed $30,913 related to stock options and warrants granted in the current period as well as prior periods.

During the period ended December 31, 2013, the company accrued $38,750 payable in Restricted Stock Units to its non-management directors. Each restricted stock unit is valued at a range from $0.07-$0.20, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. Mr. Donald J. Farley resigned from the board on August 1, 2013, forfeiting $13,750. This amount was removed from Restricted Stock Units payable. As of December 31, 2013, $55,000 has been accrued for director services.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of December 31, 2013, there are no preferred shares issued or outstanding.

NOTE 13 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three month periods ended December 31, 2013 and 2012, are based on 52,504,350 and 48,210,662, respectively, of weighted average common shares outstanding.

Basic and diluted net loss per common share for the nine month periods ended December 31, 2013 and 2012, are based on 51,434,182 and 46,784,238, respectively, of weighted average common shares outstanding.

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

	Issued	Cancelled	Executed	Total Issued and Outstanding	Exercisable	Not Vested

Balance as of March 31, 2013	27,166,655	13,097,336	9,952,210	4,117,109	3,337,109	1,107,500
Warrants	30,000	—	—	30,000	—	30,000
Common Stock	210,000	489,285	—	(279,285)	—	(267,500)
Balance as of December 31, 2013	27,406,655	13,586,621	9,952,210	3,867,824	2,997,824	870,000

No common stock options were exercised during the period ended December 31, 2013.

During the period months ended December 31, 2013 the Company had 175,000 common stock options and 0 warrants cancelled or expired. Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being purchased prior to the stated expiration date.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue. A risk free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175. The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2013, $18,266 of the total value of the option was expensed.

On August 24, 2010, the Company granted 133,930 incentive options to an employee. These options were issued as additional incentive compensation. The options were valued using the Black-Scholes valuation model. The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010. A risk free interest rate of .39% was used to value the options. The options vest over a three year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $100 of the total value of the option was expensed, which satisfies the total incentive option grant expense.

On August 23, 2010, the Company granted 50,000 options to a consultant. These options were issued to the consultant due to exemplary performance. The shares have an expected volatility rate of 109.81% calculated using the Company stock price for a two-year period beginning August 23, 2010. A risk free interest rate of .37% was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of these options was $11,988. The options vest over a three year period, contain a number of performance conditions and are exercisable at $.71 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2013, $1,290 of the total value of the option was expensed, which satisfies the total incentive option grant expense.

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees. These options were issued as incentive compensation to the employees. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010. A risk free interest rate of 0.48% was used to value the options. The total value of these options was $258,170. The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2013, $5,110 of the total value of the option was expensed, which satisfies the total incentive option grant expense.

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer. These options were issued as incentive compensation to the officer. The options were valued using the Black-Scholes valuation model.

The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010. A risk free interest rate of .53% was used to value the options. The total value of these options was $92,897. The options vest over a three year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2013, $3,387 of the total value of the option was expensed, which satisfies the total incentive option grant expense.

August 1, 2013, the company granted 60,000 incentive options to an employee. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 289.05% calculated using the Company stock price for a two-year period.

A risk free interest rate of 0.24% - 0.50% was used to value the options. The total value of these options was $3,492. The options vest over a three-year period and are exercisable at $.05 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2013, $537 of the total value was expensed.

On August 16, 2013, the company granted 120,000 incentive options to an employee. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 289.19% calculated using the Company stock price for a two-year period.

A risk free interest rate of 0.27% - 0.80% was used to value the options. The total value of these options was $5,798. The options vest over a three year period and are exercisable at $.05 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2013, $746 of the total value was expensed.

August 16, 2013, the company granted 30,000 in warrants to an independent contractor. These warrants were issued for additional compensation for services to the independent contractor. The warrants were valued using the Black-Scholes valuation model. The warrants have an expected volatility rate of 288.87% calculated using a six month stepped strike price. Thirty thousand shares at a strike price of $.10 for months 0-6, $.15 for months 7-12, and $.20 for months 13-18. A risk free interest rate of 0.29% was used to value the options. The total value of these warrants were valued and expensed at $1,479, which satisfies the total warrants expense.

NOTE 15 - SUBSEQUENT EVENTS

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

A long-term Convertible Promissory Note was executed on January 8, 2014 that replaces the September 30, 2013, payable with interest at 8% per annum on or before January 8, 2017.

On January 22, 2014, we entered into a Promissory Note in the amount of $200,000 with one of our board members, payable with interest at 15% per annum. The principal and interest on the unpaid principal amount of this Note, or any portion thereof, shall be paid in full in cash on or before April 30, 2014. This Note is secured by the Catapult Learning (formerly Edison Schools) Purchase Order, number NA1314-001 received on January 16, 2014 for the sum of approximately $205,235 as collateral.

The Board of Directors of PCS Edventures!.com, Inc. (the “Company”) has accepted the resignation of Dehryl Dennis as a member of the board of directors of the Company. Mr. Dennis’ resignation is effective as of February 1, 2014. On January 31, 2014, The Board of Directors of PCS Edventures!.com, Inc. (the “Company”) appointed Britt Ide to our Board of Directors.

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

Results of Operations

For the three months ended December 31, 2013, the Company reported a net loss of ($239,962) as compared to a net loss of ($146,026) for the quarter ended December 31, 2012. The Basic Loss per Share for the quarter ended December 31, 2013, is ($0.0), which is equivalent to the $0.0 loss per share for the three month period ended December 31, 2012.

Revenue for the three months ended December 31, 2013 was $348,339, as compared to revenue during the quarter ended December 31, 2012 of $552,971. The significant difference in revenue from period to period is due to the large orders received in FY2013 from program funds related to the US Army APYN and ASPYN initiatives.  Funding was not available again during FY14 for these programs.

Operating expenses for the three month period ended December 31, 2013, decreased by $56,403 (13%) to $381,257, as compared to $437,660 for the three month period ended December 31, 2012. The table below identifies the quarter over quarter changes:

Operating Expenses
Employee Expenses	($49,241)
Professional Fees	($11,793)
Other, net	4,631
($56,403)

•	Employee expenses decreased due to lower staff levels resulting in lower salary and benefits.
•	Professional fees reduced due to a reduction in accounting, legal, and public relation fees.

Total other income (expense) for Q3 FY 2014 and FY 2013 was ($41,657) and $88,630, respectively. The change was primarily due to the change in fair value of derivatives.

Revenues for the nine month period ended December 31, 2013 decreased $1,202,392 to $1,148,563 as compared to revenue during the nine month period ended December 31, 2012 of $2,350,955. This was primarily due to the large, anomalous PCS robotics order received from Kansas State University in July of 2012 that resulted in a much higher than normal quarter. And orders received from Domestic and International efforts in Q3, though not invoiced, were substantial and anticipated to continue in growth this fiscal year. Further, management is confident that its new sales and marketing strategy will begin to yield positive results as our expanded sales force deployed in December of Q3 begins to gain traction in Q4.

Liquidity

Cash used by operations for Q3 was ($529,671) compared to cash provided by operations of $29,075 in the same period last year. The Company ended the third quarter of FY 2014 with $4,435 in cash, total current assets of $366,065 and total current liabilities of $971,921, resulting in a working capital deficit of $605,856 compared to a working capital deficit of $946,186 for the year ended March 31, 2013.

For financing activities in FY 2014, management obtained $520,000 by issuing Promissory Notes. Proceeds were used for operations and working capital.

The Company had a current ratio at December 31, 2013 and September 30, 2013 of 0.38 and 0.61, respectively. This decrease in liquidity was due primarily to a decrease in cash on hand. We have an accumulated deficit of ($37,968,458) and shareholders’ equity of ($1,194,348).

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013. Based on this evaluation, the Chief

Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described above. Based on this evaluation, our management, concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements. In addition, the Company’s Controller resigned during the quarter audit and training and transitioning has taken time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Recent Sale of Unregistered Securities.

No security issuances occurred during the quarter ended December 31, 2013.

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

PCS EDVENTURES!.COM, INC.

Dated:	February 14, 2014	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 14, 2014	By:	/s/ Dehryl A Dennis
Dehryl A. Dennis
Director

Dated:	February 14, 2014	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

Dated:	February 14, 2014	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

