Form 10-K
period 2014-03-31
PCS EDVENTURES COM INC
filed 2014-06-30
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014.

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of FY2014 Q2: $3,675,305 as of September 30, 2013.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  As of June 20, 2014, the Registrant had outstanding 52,970,332 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

2

PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the “Company”, “PCS”, “we”, ”our”, “us” or similar words) was incorporated in 1994 in the State of Idaho. In November 2005, we acquired PCS LabMentors, Ltd. (“PCS LabMentors”) based in Fredericton, New Brunswick, Canada, which is a wholly owned subsidiary of PCS Edventures!.com, Inc. PCS LabMentors, Ltd. was sold in September of 2013.  In January 2013 we formed a subsidiary called Premiere Science Inc. incorporated, in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com,Inc. No transactions occurred during the fiscal year ended March 31, 2014 for Premiere Science Inc.

              PCS specializes in experiential, hands-on, K12 education.  PCS has extensive experience and intellectual property (IP) that includes robotics software, hardware, and K12 content, as well as sophisticated turn-key lab packages that teach topics of science, technology, engineering, and math (STEM).

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

K6: Elementary classrooms in the United States are a rich market for PCS STEM professional development programs, PCS robotics packages, and PCS STEM curriculum solutions.  There are over 60,000 elementary schools in the United States.

Technical Education: Tech Ed teachers in grades 6-12 use PCS robotics and engineering programs to prepare students for engineering or other technical fields. There are over 20,000 schools offering tech ed and career programs.

Parents and Home Educators: Our Edventures! Lab private learning center concept positions PCS in key communities to build awareness and support of PCS institutional products while generating revenue from the home and retail market.  Conservative estimates of the homeschool population in the United States is over one million students.

The Results of Operations discussed herein are on a consolidated basis.

Recent Developments.

The following are business developments during the fiscal year that ended March 31, 2014 (FY2014):

Management and Board of Director Changes

Russelee Morton, a skilled accounting professional who had been providing contractual support for the Company beginning in Q3 of FY2014, assumed the role of Controller for the Company in February of 2014 and is maintaining the financial operations. Ms. Morton replaced interim Head Accountant Shannon Hull who replaced Controller Krystal Wright in July of 2013.

Michael Brown joined PCS in September of 2013 assuming the role of Director of Sales and Marketing. Mike Miraglio joined PCS in November of 2013 assuming the role of Project Manager for International Projects, directing the execution of contracts in Saudi Arabia.

Heidi Grover joined PCS in January of 2014 assuming the role of Director of PCS Edventures! Labs.  She had been serving as a contracted consultant for developing the lab program in the year prior to joining the Company as an employee.

Dr. Dehryl Dennis resigned as a member of the board of directors of the Company to pursue other interests. Mr. Dennis’ resignation was effective as of January 31, 2014. There were no disagreements between the Company and Mr. Dennis regarding his resignation.

Britt Ide, joined the PCS Board of Directors in January of 2014.  Ms. Ide brings experience in engineering, law, mediation, communications, marketing, and social media.

Other Activities

  In January of 2014, we renewed our D&O insurance on favorable terms for a one year period.

  We continued to explore potential partnerships during FY2014, seeking opportunities and values that would strengthen PCS Edventures and advance shareholder value through improved sales and marketing, development, or operational efficiency.

  We continued to grow our long-term relationship with Edison schools’ Newton Learning Summer Adventures, now Catapult Learning, providing additional customized learning labs for their summer programs, as well as supplying them with materials authored and developed in previous years. The Edison Schools program has been the source of well over $1M in revenue since the inception of the relationship, and this first year of working with Catapult Learning generated over $300,000 in sales in Q4 FY2014.  These specialty programs, developed by PCS, range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics. Development, packaging, fulfillment, and support were further streamlined this year to improve efficiency and the overall customer experience.

  We continued to develop our growing relationship with STEM Academy (“STEM 101”) in which PCS provides the robotics curriculum and Labs for their 6th and 8th grade programs, and are working on developing additional programs for their elementary and high school STEM solutions.

  We have continued our work with T4EDU, a Saudi entity charged with managing education reform activities defined by the Saudi Ministry of Education, to bid on contracts for additional STEM consulting and development services related to the design, production and implementation of a nationwide network of science centers in Saudi Arabia, as part of the King Abdullah Education Initiative.  We announced a contract with T4EDU in September of 2013 for the development and delivery of up to $660K in STEM Outreach programs.  We announced a contract with T4EDU in January of 2014 for a $133K training contract related to Science Center programs and fulfilled the training in February of 2014.  We further expanded our statewide penetration of STEM programs into Idaho schools emphasizing our elementary STEM training program for classrooms throughout the state and partnering with the Idaho Commission for Libraries to deploy PCS STEM programs and robotics solutions into library programs around the state.

  We further expanded our penetration into the Boys and Girls Clubs of America, a significant niche market for PCS afterschool products with over 5,000 sites across the United States.

Our relationship with Creya Learning of India continues to evolve as they expand their network of installed sites in India.  Creya Learning licenses PCS STEM programs and installs them into private schools, charging schools a per-seat fee for each student that attends the STEM lab on a weekly basis.  At the conclusion of FY2014, Creya was still in their high selling season and did not have final numbers on the total number of schools now in their network.  These numbers will be released pending confirmation

In the summer of 2012, PCS launched and managed a pilot program for a new Learning Center model in partnership with Sage International Charter School in Boise.  The program successfully accomplished a number of things including the creation of a learning framework model for the future, an effective lab design and system established, annual learning and event calendar tested and established: successful holiday and retail product test marketing, and recruiting and training a strong core staff. The center was successfully used as a sales tool for generating institutional sales for PCS, a number of parent testimonials were accumulated on the benefits of the program, and a number of sales and marketing strategies and tactics were identified,  In May of 2013, PCS migrated the pilot program to a lab adjacent to its corporate offices at 345 Bobwhite Ct. Ste. 200 Boise, Idaho and began to ramp the operation for scaling.  In March of 2014 PCS secured funding for opening its second facility in Eagle, Idaho.

  In January of 2014 PCS initiated partnership discussions with Curious Media, a world-class interactive software development company, to partner on the development of interactive educational software to support PCS robotics and engineering programs. The Discover Engineering 3D Interactive Curriculum and new and improved PCS Cortex robotics programming environment will incorporate the latest technologies available.

  As of the conclusion of Q3, FY2014, Michael Brown, Director of Sales and Marketing, had doubled the size of the PCS sales team adding new direct sales representatives to the following markets: Seattle, Washington; Columbus, Ohio; and Atlanta, Georgia.   He is actively recruiting additional representatives to continue growing the sales force in major metropolitan areas around the United States.

  In January of 2014 PCS entered into a reseller agreement with Priority Education Solutions, a Vero Beach Florida sales and marketing as a PCS Edventures’ Authorized Reseller Partner. In contrast to other PCS reseller partnerships, Priority Education has a unique arrangement with PCS to assist in building a national direct sales force. Jim Hagedorn, the owner of Priority Education, is especially qualified for this mission, having a strong history of developing national sales teams in the education industry. During his ten-year stint as CEO of Educational Options – an online curriculum provider from Arlington, VA – Jim built a sales force that took the company from less than $1MM in annual sales to over $12MM. Mr. Hagedorn and Priority Education Solutions has agreed to promote PCS Edventures products as their flagship product line.

  PCS applied for and was awarded Trade Adjustment Assistance funds during fiscal year ended March 31, 2011 in the amount of $75,000 to apply to the development and promotion of PCS programs to improve our competitiveness against foreign imports.  These matching funds are being used to improve and expand the PCS Robotics line of controllers, proprietary software, and curriculum solutions to take advantage of the rapidly growing robotics education market.  PCS continues to leverage these funds for development, promotion, and consulting where applicable. PCS has Trade Adjustment Assistance funds of approximately $10,000 in matching funds to use as of March 31, 2014.

Strategy.

              Our strategy is to design and develop brain-based learning educational products and services for the PreK-16 market that emphasize STEM topics and develop contemporary skills for the 21st century learner.  These skills include critical thinking, problem solving, innovation, creativity and communications.   PCS will market these products through direct sales and channel partners into various markets including domestic and International classrooms and afterschool programs.  In addition, we will deploy and market home and retail products and services through licensed, experiential- learning centers that will establish community presence and launch a subscription-based, virtual, experiential learning program.

Our strategy consists of:

  Sales and marketing of the PCS BrickLab STEM program for elementary classrooms and afterschool programs.  The elementary opportunity is over 1MM classrooms and the BrickLab solution is demonstrated to effectively improve educators comfort level with STEM, enabling them to implement more STEM activities across their curriculum.  PCS has expanded curriculum and materials within its Bricklab line, added additional colors for girls, and created a special “Girls Can Build” program using BrickLab that will expand its appeal and reach.

  Sales and marketing of our PCS Robotics programs consisting of the Brain, the Cortex, and our various lab configurations.  This focus will take advantage of the exploding robotics marketplace.  Our potential partnership with Curious Media would elevated the level of our software and hardware solution to new heights, and we now offer the only tablet based robotics programming environment available for K12 users.   PCS has designed a new robotics kit that we believe will give us a powerful competitive advantage based on price and features  and will be taking it to multiple channels in FY2015.
  Using licensing and partnerships to drive the development of a global network of experiential-learning centers that will generate revenues and act as a sales and support network for PCS products and services.  Within these centers, PCS has developed a sophisticated, adaptive learning program that delivers a customized learning experience to students.  PCS began the virtualization of this program in FY2014 and will begin taking it online for testing with students in FY2015.  The ultimate goal is to expand this virtual software into a subscription service that can be scaled for high-margin, recurring revenues.
  Expanding our sales reach through strategic partnerships that get our products in front of more educators.
  Relentless commitment to making our products friendly and helpful for educators.  If our products make their job easier, our products will increase in popularity;
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

Foreign Currency Exchange Rate Risk.

The Company promotes many of our products in the international market, and had established operations in Canada as a result of the acquisition of LabMentors up until its divestiture in FY2014. As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary was held in local, Canadian currency, with additional funds used through the parent company being held in U.S. dollars. In accordance with SFAS 52, “Foreign Currency Translation”, all assets and liabilities were translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). While our Canadian subsidiary provided approximately 5% of our revenue in fiscal year 2014, the sales and receivables are transacted in USD$ and thus there is not a significant exchange risk associated with those transactions.

Backlog.

Our unearned revenue was $68,467 at March 31, 2014. At the end of fiscal year 2014, the entire amount of unearned revenue is expected to be earned during fiscal years 2015 and 2016. Of the total listed in unearned revenue at March 31, 2014, $13,910 is for orders prepaid by customers, $15,319 and $39,238 are advanced royalties and license fees resulting from our agreement with Creya Learning of India  PCS, as part of the agreement with Creya Learning, will receive ongoing royalties on the tuition charged to students attending PCS based programs and royalties will be amortized as earned.  Each month, the license fees are amortized according to the length of the subscription/license.

Seasonality.

Our quarterly operating results fluctuate as a result of a number of factors, including, but not limited to, the funding of customers, timing of product development and release, availability and timeliness of items required for assembly of the products, budget cycles, buying patterns of our customers, period ending dates, and the general health of the economy.  Our International projects and our learning center and retail product strategy are designed to offset these factors and smooth cash flow and revenue predictability over time.

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

  Provide students with exciting and relevant activities that brings curriculum to life;
  Develop essential critical thinking and problem-solving skills;
  Prepare students for real-world career demands; and
  Build a strong foundation in technical literacy.

Customers currently use our products to:

  Uniquely motivate students by engaging them in their own learning;
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
  Help increase test scores and understanding in STEM standards;
  Infuse engaging, technology-based methods and practices into the traditional classroom;
  Teach concepts from mechanical, electrical, structural, and software engineering as well as mechatronics and robotics;
  Challenge students through promoting critical thinking, creativity, and problem solving techniques;

The products and programs we are currently marketing are applicable and useful to a variety of educational market segments. These product lines have been designed to stand-alone as well as integrate with one another to create contiguous, systemic solutions:

PCS Edventures! Labs

              PCS Edventures! Labs are a new program piloted in FY2013 designed to offer a unique, experiential STEM education program.   A space of approximately 1,000sf is turned into a high-tech lab for robotics, mechanical engineering, 3D modeling, computer programming, and manufacturing.  Organized through a sophisticated learning framework called the PCS Merit System, the curriculum is designed to prepare students to thrive in the 21st century as they explore and master various topics in an environment that emphasizes the development of independent, higher order thinking skills.

              The first PCS Edventures! Lab is located in Boise and is attached to the corporate offices for R&D purposes. Company owned site number two is scheduled to open in Eagle, Idaho, in June of 2014, and thereafter PCS is pursuing a licensing model to expand and scale the number of labs into additional communities.

ThinkBug

The ThinkBug product line includes an Alphabet Builder Curriculum, a Number Builder Curriculum, PCS Big Bricks, and an optional mobile furniture unit.  Designed around the most current brain and block play research, ThinkBug brings a comprehensive manipulative based literacy and numeracy STEM solution to early childhood and kindergarten educators

PCS BrickLabTM

The PCS BrickLabTM is a remarkably effective system of building blocks combined with PCS curriculum resources that addresses technology, math, construction engineering, communication, and science principles at the early primary grades.  Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education.  PCS currently has over six volumes of curriculum that support the PCS BrickLab manipulative package addressing needs for students in the elementary and afterschool setting.

PCS Professional Development STEM Institutes

The PCS STEM Institutes offer a 30 hour professional development program for elementary teachers that develops student-centered learning environments, improves student academic performance, promotes 21st century skills in students, and improves teacher comfort and competence in teaching science, technology, engineering, and mathematics (STEM) across the curriculum.  Our institutes use products such as PCS Bricklab to make STEM education approachable, less intimidating, and easier for the teacher.

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

PCS Academy of Engineering™

              The PCS Academy of Engineering™ Lab is a STEM program designed for use within tech-ed programs and is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the PCS Academy of Engineering™ students develop, design, and produce exciting hands-on projects ranging from catapults to robots in response to engaging challenges in a variety of topics. The current PCS Academy of Engineering™ product includes three primary volumes of mechanical engineering activities.  The Tech Ed configuration of the Academy of Engineering uses fischertechnik constructs for hands-on activities.  The PCS Academy of Engineering is currently marketed to middle and junior high schools.   As an introduction to PCS engineering programs, PCS offers a Discover Engineering package that bundles fischertechnik constructs with our new 3D interactive curriculum (3DIC) as a starter bundle for educators.

PCS Academy of Robotics™

              The PCS Academy of Robotics™ Lab is a STEM program that is scalable for various environments using 10 student modules that include hardware, software, lab furniture, and curriculum. Using the PCS Academy of Robotics™ students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations. The current PCS Academy of Robotics™ product for the classroom setting includes three primary volumes of robotics curriculum covering the basics of mobility, structural integrity, motorization, end effectors, working envelopes, programming, sensor integration, and more.  In addition, three volumes of applied mathematics activities, Pre-Algebra, Algebra Book 1, and Algebra Book 2, have been developed to provide real world applications and illustrations of mathematics. The Tech Ed configuration of the PCS Academy of Robotics uses fischertechnik constructs for hands-on activities.  Fischertechnik solutions are typically used in more rigorous applications at the high school or university level. We also have the PCS Academy of Robotics™ Lab Afterschool Edition available. With the use of LEGO® building elements, we have created an in-depth robotics program that was designed specifically for use in afterschool programs. Using the PCS Academy of Robotics™ Afterschool Edition, students develop, design, and produce exciting hands-on projects ranging from simple robotic automatons to advanced manufacturing simulations.  It’s a great way to introduce students outside the classroom to the importance of robotics and STEM, so they will look forward to these subjects within their regular school day. PCS Academy of Robotics™ Labs include online assessment and support tools as well as access to an online competition framework that enables all lab students to share information and compete in exciting virtual challenges. Also available is a smaller package called the Discover Robotics package, which bundles a starter inventory of manipulatives from fischertechnik with our curriculum, software, and robotics hardware at a lower price point.  We recommend our PCS Academy of Robotics (AOR) labs for students in grades 5-12.  In FY2015 PCS will release its new robotics hardware and software, the Brain 5.0 and Cortex 5.0.  This will provide an upgrade path to all existing customers, and provide an attractive entry level point for the many educators beginning to introduce robotics into the classroom.

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

PCS Summer Camps

PCS offers a variety of summer camp packages that provide a complete, turn-key summer camp solution for schools and afterschool programs.  Titles range from Farm to Table to Renewable Energy to the Physics of the Ninja and are popular for many organizations seeking a comprehensive curriculum and materials solutions for summer activities.

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

Edventures! Lab Business Unit

              PCS plans to utilize its IP and former experience as an owner/operator of experiential learning centers to  establish a network of hands-on learning centers in the United States.  Students will study robotics, engineering, applied sciences, and other engaging and exciting subjects in an advanced afterschool program. These centers will provide a valuable service to parents, students, and schools and will also serve as product “showrooms” to facilitate the sale of PCS programs and services into the surrounding school districts.  Additional revenue streams from virtual subscription services, retail point of sale, and direct school sales are also anticipated. The first Edventures! Lab is operating as an R&D facility attached to the Boise corporate offices at this time and our second facility will be opening in Eagle, Idaho in June of 2014.

K6 Strategic Business Unit

With over 50,000 public elementary schools alone, the elementary classroom in the United States represents one of the largest markets in the education industry. We are expanding our sales channels to reach elementary teachers and district leaders in the U.S. We are gaining great traction and believe we will continue to thrive throughout the years. PCS K-6 programs for the elementary classroom consist of professional development and classroom resources that promote student centered learning, inquiry, and STEM topics.  K-6 products include ThinkBug, PCS BrickLabTM, PCS Academy of Engineering, PCS Academy of Robotics™ and Digital Media Labs.

Technical Education Strategic Business Unit

              Targeting the domestic technical education marketplace, which has an estimated 22,081 programs in the U.S, the Tech Ed SBU offers STEM products that meet the needs of technology teachers servicing grades 7-12 providing pre-engineering, computer science, and robotics solutions. With most educators and districts realizing the need for STEM education improvement, the Tech Ed SBU has a great product line to meet the market’s needs. A primary focus for the Tech Ed SBU is the exploding marketplace for robotics.  Markets for educational robotic kits at $27.5 million in 2007 are anticipated to reach $1.69 billion by 2014.  Tech Ed products include the PCS Academy of EngineeringTM,  PCSAcademy of Robotics™, and PCS Digital Media Labs.

Afterschool Strategic Business Unit

              Targeting the domestic afterschool marketplace, the PCS Afterschool SBU offers products that were specifically designed for the unique needs of the afterschool enrichment environment.  The market for afterschool programs in the United States is significant with specific market segments such as the Boys and Girls Clubs (4,000 sites) and the $1B 21st Century Community Learning Centers program. It continues to be one of our more successful markets and we believe that this trend will continue.  Afterschool products include the PCS BrickLabTM, Discover STEM Lab, the PCS Academy of Robotics ™ afterschool version, MINDS-i packages with PCS robotics and the PCS Digital Media Labs.

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

(ii) In April 2012, we entered into a distribution agreement with STEMfinity, an online source for a variety of STEM products. STEMfinity has proven to be a reliable source of orders with sales over $35,000 during the fiscal year ending March 31, 2013 and with sales of $209K during FY2014.  We have a close relationship with STEMfinity and anticipate these sales numbers to continue to grow.

(iii) In January of 2014 we entered into a reseller agreement with Priority Education Solutions of Vero Beach, FL who has four sales staff directed by Jim Hagadorn, focusing on the Florida region with plans to expand with additional staff into additional geography.

Distribution Methods of the Products or Services.

All products are drop shipped from the manufacturer or shipped through a preferred provider from our warehouse to the specified customer.

Status of any Publicly Announced New Product or Service.

PCS continues to strengthen and develop the core line of STEM products and services. During the course of FY2014:

PCS developed three new summer camp programs for Catapult (formerly Newton Learning).

PCS is in partnership discussion with Curious Media to collaboratively develop new educational software for its Discover Engineering kit and for its Discover Robotics kit.   The new software brings cutting edge, tablet-based blended learning applications to the education market

PCS developed and delivered a training academy program to Saudi Arabian science educators.

PCS developed and fulfilled a number of STEM outreach education modules to Tatweer for Education, a Saudi Arabian entity charged with executing Saudi Ministry of Education initiatives.

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry

and Methods of Competition.

The education industry is highly competitive, fragmented, and is rapidly evolving around the STEM disciplines. We expect the industry to continue to undergo significant and rapid technology change.  The Nationwide economic difficulties continue to cause budget deficits, teacher layoffs, and program reductions, which may impede industry growth.

Competitors in the STEM marketplace include a variety of publishers, technical education companies and non-profit solution providers including VEX, Pitsco, LabVolt, Pasco, LEGO® Education, McGraw Hill and Project Lead the Way. These companies along with new entrants into the market may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. Many of the companies that are established or are entering the market have substantially greater financial, manufacturing, marketing, technical resources and established historical channels than we have and represent significant long-term competition. To the extent that these companies may offer comparable products and services at lower prices or higher quality and more cost effective, our business could be adversely affected.

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

              Robotics programs - Our PCS Robotics programs are specifically designed to accommodate needs in the education marketplace that were identified through years of experience with K12 robotics.  The result is less expensive, more flexible robotics solution that has the ability to integrate into every robotic educator’s classroom.  Specific examples of this flexibility include a multi-level programming environment that naturally evolves in complexity to match the needs of the student, an open physical architecture that provides hooks for all major manipulative manufacturers including fischertechnik®,  LEGO®, K’NEX®, MINDS-i, VEX, erector, and even industry standard Radio Control (R/C) components.  The open physical architecture of our microcontroller and its basis on the highly popular Arduino platform provides educators and robotic enthusiasts a highly flexible solution.  With the release of our new Cortex v. 5.0, PCS will be the only K12 education company offering a tablet based programming environment for robotics.  We hope to maintain this competitive advantage through constant innovation of new and better enhancements to our programs.

Learning frameworks - Our unique learning framework is designed for managing and facilitating non-formal education provides us with in-house capabilities unavailable through other channels.  Initially designed over a decade ago, the PCS Merit System is a non-formal learning framework that provides flexibility, adaptability, and a variety of unique characteristics that create a highly effective pedagogical model unavailable elsewhere.

Forward looking processes - Our forward looking educational development processes include mapping our curriculum and products against future trends such as the upcoming Next Generation Science Standards, the Common Core, and the NAEP’s mandated technology and engineering literacy assessment to be implemented nationwide in the US in 2014.

Our use of the Internet as a delivery and support mechanism for the programs - By leveraging our expertise in experiential learning and our potential software partnership with Curious Media, PCS believes it can achieve the following significant advantages: (1) a high level of program control and protection; (2) the building of a significant data model regarding program usage; (3) a direct channel to our users who are migrating towards digital e-reading devices; and 4) a long term strategy that includes a high-margin subscription model for access to our digital educational services.   Each of these advantages provides tangible long-term benefits to the Company.

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

Dependence on One or a Few Major Customers.

In general, the PCS customer base is growing rapidly which will reduce dependence on what are emerging to be our major customers, however the following three are important to recognize: 1)  Catapult Learning, formerly Edison Schools’ Newton Learning, is a significant customer, placing orders of $250K or more annually.  In FY2014 Catapult orders were $340K;   2) STEMfinity, a PCS reseller, has been growing steadily with orders of $35K in FY2013, and orders of $198K in FY2014; and 3) Tatweer Holding Company (THC) is a Riyadh based, government-owned company dedicated to education development in the Kingdom of Saudi Arabia.  PCS conducted $106K in business with THC in FY2013; signed contracts for $793K in FY2014, and invoiced $168K to THC for FY2014 with additional materials related to these contracts invoicing in FY2015.

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

PCS holds registered trademarks and common law rights on numerous trademarks used in its business.  It also has filed trademark registration applications that are outstanding.

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

Number of Total Employees and Number of Full Time Employees.

We employ approximately thirteen full-time employees. Premiere Science Inc does not currently have any active operations and does not employ any employees at this time. We will hire part-time and additional full-time employees on an “as-needed” basis. We have not experienced a shortage of qualified employees.  None of our employees are a party to a collective bargaining unit and we believe that our relationship with our employees is good.

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

Item 1B-Unresolved Staff Comments.

None.

Item 2. Property.

Location.

The Company leases its Principal executive offices in Boise, Idaho. On December 31, 2013 the Company signed an amendment to an existing contract to lease 5,412 square feet for $6,765/ month for 12 months ending December 31, 2014.

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

Investment Policies.

None.

Description of Real Estate and Operating Data.

None.

Item 3. Legal Proceedings.

The following litigation involving PCSEdventures!.com is pending:

1.              Anthony Maher v. PCSEdventures!.com, et al., filed on or about November 26, 2013, in the District Court of the Fourth Judicial District in the State of Idaho, County of Ada.  Maher served PCSEdventures!.com on January 15, 2014.

In his Complaint, Maher alleges causes of action for breach of an employment contract and fraud, arising from the contract under which he was employed by PCSEdventures!.com.  He alleges damages in the approximate amount of $425,000.

Attorneys for PCSEdventures!.com have filed a Notice of Appearance in the matter; no other pleadings have been filed.  By stipulation, the parties have agreed to suspend the litigation to formally mediate the matter.   Mediation is set for July 9, 2014, in Boise, Idaho; Hon. Ron Shilling will mediate the case.

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

Stock Quotations.

Quarter Ended	High	Low
June 30, 2012	$ 0.11	$ 0.03
September 30, 2012	$ 0.180	$ 0.05
December 31, 2012	$ 0.05	$ 0.04
March 31, 2013	$ 0.04	$ 0.04
June 30, 2013	$ 0.06	$ 0.06
September 30, 2013	$ 0.08	$ 0.06
December 31, 2013	$ 0.07	$ 0.03
March 31, 2014	$ 0.06	$ 0.05

Holders.

As of March 31, 2014, we had approximately 250 stockholders of record through our transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

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

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,917,287	$0.33	2,917,287
Equity compensation plans not approved by security holders	-	$-	-
Total	2,917,287	$0.33	2,917,287

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

	Number of
Name of Person or Group	Shares	Consideration	Note
* Consultants	588,242	$71,509	1
Legal Consultants	956,690	71,355	2
Private Investors	80,000	8,000	3
Private Investors: Warrants	260,000	39,000	4
Private Investor: Note Conversions	5,673,631	197,296	5
*Employees: Benefits	1,011,905	99,205	6
*Employees: Bonus	781,005	57,890	7
*Board of Directors: RSU’s	919,329	190,000	8
	10,270,802	$734,255

* Issued as Restricted Securities under the 2009 Equity Incentive Plan.

  Shares issued to consultants for services:

		Shares			Value
		Fiscal Year			Fiscal Year
	2012	2013	2014	2012	2013	2014
Q1	56,339	50,400	-	$16,134	$2,520	$-
Q2	111,550	66,350	-	21,800	3,980	-
Q3	218,253	-	-	22,575	-	-
Q4	85,350	-	-	4,500	-	-

  Shares issued for legal services:

		Shares			Value
		Fiscal Year			Fiscal Year
	2012	2013	2014	2012	2013	2014
Q1	10,361	230,627	-	$3,906	$11,531	$-
Q2	53,627	233,067	-	10,396	10,681	-
Q3	131,322	-	-	10,827	-	-
Q4	101,061	196,625	-	5,932	18,082	-

  Shares issued to private investors for cash purchase:

		Shares			Value
		Fiscal Year			Fiscal Year
	2012	2013	2014	2012	2013	2014
Q1	80,000	-	-	$8,000	$-	$-
Q2	-	-	-	-	-	-
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

4. Shares issued to private investors for the purchase of warrants:

		Shares			Value
		Fiscal Year			Fiscal Year
	2012	2013	2014	2012	2013	2014
Q1	-	-	-	$-	$-	$-
Q2	-	-	-	-	-	-
Q3	260,000	-	-	39,000	-	-
Q4	-	-	-	-	-	-

5. Shares issued to private investors for the conversion of promissory note:

		Shares			Value
		Fiscal Year			Fiscal Year
	2012	2013	2014	2012	2013	2014
Q1	-	-	-	$-	$-	$-
Q2	-	1,330,210	-	-	63,496	-
Q3	-	1,204,791	-	-	33,800	-
Q4	-	-	3,138,630	-	-	100,000

6. Shares issued to employees for benefits:

		Shares			Value
		Fiscal Year			Fiscal Year
	2012	2013	2014	2012	2013	2014
Q1	66,843	48,522	-	$18514	$2,426	$-
Q2	167,524	85,574	-	32,449	4,726	-
Q3	419,833	-	-	29,703	-	-
Q4	223609	-	-	11,387	-	-

7. Shares issued to employees for bonuses:

		Shares			Value
		Fiscal Year			Fiscal Year
	2012	2013	2014	2012	2013	2014
Q1	-	200,000	-	$-	$22,000	$-
Q2	-	398,343	30,000	-	21,401	1,500
Q3	-	-	-	-	-	-
Q4	27,662	60,000	65,000	5,809	3,600	3,580

8. Shares issued to Company’s Board of Directors for Restricted Stock Units:

		Shares			Value
		Fiscal Year			Fiscal Year
	2012	2013	2014	2012	2013	2014
Q1	-	-	-	$-	$-	$-
Q2	176,472	-	442,857	90,000	-	40,000
Q3	-	300,000	-	-	60,000	-
Q4	-	-	-	-	-	-

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

Use of Proceeds of Registered Securities

              There were no proceeds received during the fiscal year ended March 31, 2014, from the sale of registered securities.

Purchase of Equity Securities by Us and Affiliated Purchasers

              During the year ended March 31, 2014, the Company made no purchases of its outstanding equity securities.

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

Plan of Operation.

In fiscal year 2015, PCS will expand its commitment to the research and development of PreK-12, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies through the deployment of Edventures Lab programs starting in Boise, Idaho with a second site opening in Eagle, Idaho in June of 2014 and the deployment of its new tablet-based interactive software for engineering and robotics   The PCS strategic plan focuses on three initiatives which work together to create a long term plan for rapid growth:

1) Domestic STEM program sales into the K12 STEM marketplace consisting of afterschool and in-school customers.

2) Consumer and retail STEM offerings through the Edventures Lab program.

4) Specialized consulting and educational services that provide K-12 STEM educational solutions for the international market

Fiscal year 2014 saw progress on all three of these initiatives as we expanded our domestic sales presence, created partnerships to strengthen our product offerings, closed significant International contracts in Saudi Arabia, and expanded our Edventures Lab program.

During fiscal year 2015 we will continue to build upon these successes through pursuing additional contracts overseas, expanding our domestic sales force further, and preparing for scaling additional Edventures Lab sites.    The PCS Edventures Lab concept is a key strategic addition to our plan as they will serve the following purposes: 1) R&D test bed for product improvement and refinement; 2) Revenue generation through afterschool and summer course fees, a revenue stream that will be more predictable and consistent compared to the seasonal revenues associated with education budgets; 3) The centers will serve as showrooms for PCS products in strategic locations and key districts around the country.  We believe this will provide PCS with significant competitive advantages over other solution providers since administrators and educators can visit local centers for support, training, and demonstrations of our products in action; 4) Revenues from experiential retail.  We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the courses will provide a boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame; and 5) the Edventures Lab sites will establish the basis for expanding a subscription-based, digital learning network into targeted communities that will eventually span the United States.

To capitalize on the expansion of the Edventures Lab, we are actively pursuing funding vehicles such as private equity and licensing arrangements.  Our plan to refine operations in our first center in Boise was successful and we are deploying a second program in Eagle Idaho opening in June of  2014.  A third site, our first licensee, is under development at this time.  The establishment of this initial network of centers will establish the groundwork required for scaling in FY2015 and beyond.  We believe the strategic deployment of Edventures Labs to be a viable and sound approach based on our initial trial programs.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2014 resulted in a net loss from continuing operations of ($930,635) as compared to the net loss from continuing operations during the fiscal year ended March 31, 2013 of ($542,051). This is an increase in of $388,589 or approximately 72%, from the net loss for the fiscal year ended March 31, 2013. The Basic Loss per Share for fiscal year 2014 and 2013 was ($0.02) and ($0.01), respectively.  Details of changes in revenues and expenses can be found below.

Operating Results From Discontinued Operations.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation, (LabMentors) to exchange PCS common stock for common stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2005 and amended on February 15, 2006.  As a result of the definitive Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. The Company divested the wholly owned subsidiary, PCS LabMentors, Ltd in August of 2013.

During fiscal year 2014, all PCS LabMentors, Ltd results of operations were separated and classified as Discontinued. Revenues for discontinued operations for the period April 1, 2013 through August 31, 2013 were $46,901 compared to twelve-month period ended March 31, 2013, revenues of $159,082. Cost of sales for discontinued operations for the period April 1, 2013 through August 31, 2013 was $20,022 compared to twelve-month period ended March 31, 2013, cost of sales of $78,113.  Operating and other expense for discontinued operations for the period April 1, 2013 through August 31, 2013 were $57,459 compared to twelve-month period ended March 31, 2013, operating and other expense of $201,383.

Operating Results Revenues.

Consolidated revenues, excluding revenues from discontinued operations, for the twelve-month period ended March 31, 2014, were $1,855,711 a decrease of $920,262 or 33%, as compared to $2,775,973 for the twelve-month period ended March 31, 2013. The decrease was primarily due to two events: 1)  a large order we received from a single customer for implementation of robotics labs into a number of after-school sites in FY2013 was not repeated in FY2014; 2 A large contract fulfillment with T4EDU in Saudi Arabia will be invoice and recognized in fiscal year 2015 due to delay in shipment; the contract was being negotiated at the end of FY and will recognized in early 2015.  Although overall revenues were down due to these two events, tracking domestic revenues year over year show steady growth in direct domestic sales, channel partners, Edventures Lab revenues, and International projects.

Operating Results Cost of Goods Sold/Cost of Sales.

Consolidated Cost of Sales, excluding cost of sales from discontinued operations, for the twelve-month period ended March 31, 2014, decreased $378,121 or 29% to $911,808 as compared to $1,289,929 for the twelve-month period ended March 31, 2013.  The FY2014 as a percent of revenue to cost of goods sold was $49%.  The change was mainly due to fulfilling the orders associated with the additional revenues generated during the fiscal year. Included in PCS’ cost of goods sold are variable costs including sales commissions, shipping expenses and product royalty payments. In addition, LabMentors has minimal variable costs. Cost of goods sold for FY2014 as a percent of revenues was consistent with FY2013 at 46%.

Operating Results Operating Expenses.

Operating expenses excluding assets from discontinued operations, for the twelve-month period ended March 31, 2014, decreased by ($101,666)  or 6%  to $1,696,898 as compared to $1,798,655 for the twelve-month period ended March 31, 2013. The table below identifies the year over year changes:

	Fiscal Year ended March 31, 2014
Option Warrant Expense	$(47,399)	(1)
Salaries	(272,671)	(2)
Contract Labor	154,558	(3)
Marketing Expense	46,464	(4)
Bad Debt Expense	46,969	(5)
Board Compensation	(17,500)	(6)
Other, net	(12,087)
	$(101,666)

1)       Option Warrant Expense decreased due to less warrants being issued during the year ended March 31, 2014.

2)       Salaries decrease due to reduced headcount and lower salaries for the positions that have turned over.

3)       Contract Labor increased due to use of specialized contractors working on a project basis in the Learning Center, Domestic and International product development, and administration.

4)       Marketing Expense increased with an increase in public and media relations, lead generation campaigns, and tradeshow attendance expense and related travel.

5)       Bad debt increased with allowance for the entire note receivable from the sale of Labmentors.

6)       Board Compensation decreased by the resignation of two board member’s forfeited restricted stock units.

Operating Results – Other Income/Expenses.

___________________________________________________________________________________________

              Total other income (expense) for fiscal years 2014 and 2013 was ($177,549) and ($229,439) respectively; a change of 23%.  The change was primarily due to  no derivatives valuations during the fiscal year.

Liquidity.

As of the fiscal year ended March 31, 2014, we had $27,860 in cash, with total current assets of $777,327 and total current liabilities of $1,484,959. We have an accumulated deficit of ($38,170,186), and shareholder’s equity of ($1,219,954).

The Company has a working capital deficit of $707,632 at March 31, 2014. The working capital deficit for the fiscal year ended March 31, 2013 was $615,541. The Company has a current ratio at March 31 of 0.52 and 0.45 for fiscal years 2014 and 2013, respectively.  This increase in liquidity was due primarily to the fiscal year 2014 ending inventory included a very large order that shipped the first week of FY2015, extension of notes payable of $303,745 for two years, and accounts receivable contained a large receivable that paid the first week of FY2015.

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

During the fiscal year ended March 31, 2014, the Company had sales to two major customers that accounted for 28% and 13% of total consolidated revenue as of March 31, 2014 and 2013.

The same two customers also accounts for 86% and 31% of total account receivable as of March 31, 2014 and 2013 respectively.  See Note 4 to the financial statements for additional information.

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

We account for goodwill and other intangible assets in accordance with the financial accounting standards issued by the FASB pertaining to “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that impairment might have occurred. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process.  The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value exceeds the fair value, the goodwill is considered to be impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The Company’s evaluation of goodwill and intangible assets completed at March 31, 2012, resulted in a full impairment.  This impairment was recorded as an operating expense of $202,688 with respect to the goodwill.  As of March 31, 2012, amortizable intangible assets were comprised of educational software being amortized over the estimated useful life of the program or exercise, generally 24 to 48 months.  The Company recognized $92,468 of impairment of intangible assets pertaining to the education software acquired with and subsequently developed at LabMentors.  Due to the impairment at March 31, 2012, the entire balance of intangible assets was amortized. No additions occurred during the fiscal years ended March 31, 2013 and March 31, 2014.

Despite the goodwill and intangible asset impairments described, the Company’s Lab Mentors subsidiary had continuing operations and continued to produce revenue until it’s sale in fiscal year ended March 31, 2014

Options/Warrants and Shares Issued for Services.

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

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of March 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None, not applicable.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2014 and March 31, 2013

Consolidated Statements of Operations for the years ended March 31, 2014 and 2013

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PCS Edventures!.com, Inc. and Subsidiary

Boise, Idaho

We have audited the accompanying consolidated balance sheets of PCS Edventures!.com, Inc. and Subsidiary (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary as of March 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 30, 2014

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Consolidated Balance Sheets (USD $)
	As of March 31,
	2014	2013
CURRENT ASSETS
Cash	$27,860	$245,827
Accounts receivable, net of allowance for doubtful accounts of $4,063 and $2,669, respectively	489,751	98,732
Prepaid expenses	68,906	34,838
Finished goods inventory	187,386	93,717
Other receivable	3,424	-
Discontinued assets
Cash	-	1,419
Account receivable	-	21,108
Prepaid expenses	-	1,548
Other receivable	-	2,144
Total Current Assets	777,327	499,333

FIXED ASSETS, net of accumulated depreciation of$118,005 and $99,290, respectively	19,462	38,177

OTHER ASSETS
Mold Cost	14,668	19,107
Deposits	7,371	7,371
Total Other Assets	22,039	26,478
TOTAL ASSETS	$818,828	$563,988

CURRENT LIABILITIES
Accounts payable and other current liabilities	$471,426	$427,082
Payroll liabilities payable	35,973	3,414
Accrued expenses	124,753	136,359
Deferred revenue	68,467	83,756
Note payable, convertible, related party, net discount of $0 as of March 31, 2014 and 2013	50,000	50,000
Note payable, related party	707,251	292,484
Lines of credit payable	27,089	32,061
Discontinued liabilities associated with discontinued assets
Account payables	-	59,281
Payroll liabilities	-	30,437
Total Current Liabilities	1,484,959	1,114,874

Notes payable, related party, long term	23,846	25,000
Notes payable, long term, convertible, net discount of $4,693 and $7,333 as of March 31, 2014 and 2013, respectively	236,541	199,167
Notes payable, convertible, related party, long term, net of discount of $315,721 and $18,737, as of March 31, 2014 and 2013, respectively	293,436	197,978
Total Liabilities	2,038,782	1,537,019

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares,
no shares issued and outstanding	-	-
Common stock, no par value, 90,000,000 authorized shares,
52,970,332 and 49,293,845 shares issued and outstanding, respectively	36,919,152	36,199,846
Stock payable	31,080	40,640
Accumulated comprehensive loss	-	(4,546)
Accumulated deficit	(38,170,186)	(37,208,971)
Total Stockholders' Equity	(1,219,954)	(973,031)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$818,828	$563,988

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Consolidated Statements of Operations (USD $)
	For the years ended March 31,
	2014	2013
REVENUES
Domestic sales revenue	$1,544,849	$2,561,628
Learning Center revenue	116,998	60,961
License revenue	14,974	20,118
International revenue	178,890	133,266
Total Revenues	1,855,711	2,775,973

COST OF SALES	911,808	1,289,929

GROSS PROFIT	943,903	1,486,044

OPERATING EXPENSES
Salaries and wages	625,709	898,380
Depreciation and amortization expense	18,715	18,715
General and administrative expenses	1,052,565	881,561
Total Operating Expenses	1,696,989	1,798,656

OPERATING LOSS	(753,086)	(312,612)
OTHER INCOME AND (EXPENSES)
Interest expense	(177,638)	(156,925)
Other income	89	5,894
Other expense – derivative	-	(78,408)
Total Other Income and Expenses	(177,549)	(229,439)

NET LOSS FROM CONTINUING OPERATIONS	(930,635)	(542,051)
NET LOSS FROM DISCONTINUED OPERATIONS	(30,580)	(120,414)
Foreign currency translation	(3,533)	(9,100)
NET COMPREHENSIVE LOSS	$(964,748)	$(671,565)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(964,748)	$(671,565)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.01)
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.02)	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	51,343,776	47,264,151

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC.
Consolidated Statements of Stockholders' Equity (Deficit) (USD $)
	# of Common Shares O/S	Capital Stock	Stock Payable	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
Balance at 03/31/2012	44,889,336	$35,630,855	$93,741	$(36,546,506)	$4,554	$(817,356)

Common stock for services	911,165	53,944				53,944
Common stock for bonuses	658,343	47,001	(26,101)			20,900
Common Stock for RSU's	300,000	81,000	(27,000)			54,000
Conversion of notes payable	2,535,001	97,296				97,296
Option expense		82,700				82,700
Change in derivative liability		190,837				190,837
Debt discount		7,977				7,977
Extension of warrants		8,236				8,236
Foreign currency translation					(9,100)	(9,100)
NET LOSS				(662,465)		(662,465)
Balance at 03/31/2013	49,293,845	36,199,846	40,640	(37,208,971)	(4,546)	(973,031)

Common stock for services	41,875	1,675	(1,640)			35
Common stock cancelled	(41,875)	-				-
Common stock for bonuses	95,000	5,080	2,080			7,160
Common stock for RSU's	442,857	60,000	10,000			70,000
RSU's forfeitures			(20,000)			(20,000)
Conversion of notes payable	3,138,630	100,000				100,000
Option expense		35,625				35,625
Discontinued operations		140,926			8,079	149,005
Debt discount		376,000				376,000
Foreign currency translation					(3,533)	(3,533)
NET LOSS				(961,215)		(961,215)
Balance at 03/31/2014	52,970,332	$36,919,152	$31,080	$(38,170,186)	$-	$(1,219,954)

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (USD $)
	For the years ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(961,215)	$(662,465)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Deemed dividend	-	8,236
Change in fair value of derivative liability	-	78,408
Debt discount amortization	81,803	94,335
Depreciation and amortization expense	23,154	22,563
Common stock issued for services	57,195	128,847
Amortization of fair value of stock options	35,625	82,700
Bad debt expense	52,134	-
(Increase) decrease in inventories reserve	22,122	-
(Increase) decrease in accounts receivable	(372,254)	242,908
(Increase) decrease in prepaid expenses	(33,163)	21,923
(Increase) decrease in inventories	(115,791)	(38,382)
(Increase) decrease in other current assets	(1,280)	24,472
(Increase) decrease in other assets	-	(6,636)
(Decrease) increase in accounts payable and accrued liabilities	104,181	(4,850)
Increase (decrease) in unearned revenue	(15,289)	(33,558)
Net Cash Used by Operating Activities	(1,122,778)	(41,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-
Net Cash Used by Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on bank line of credit	(5,119)	(4,468)
Proceeds from notes payable	-	85,000
Proceeds from notes payable - related party	1,215,000	1,143,500
Principal payments on debt - related party	(302,956)	(889,468)
Principal payments on debt	-	(52,500)
Net Cash Provided by Financing Activities	906,925	282,064
Foreign currency translation	(3,533)	(9,100)
Net Decrease in Cash	(219,386)	231,465
Cash at Beginning of Year	247,246	15,780
Cash at End of Year	$27,860	$247,246

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (USD $)
	For the years ended March 31,
	2014	2013
NON-CASH INVESTING & FINANCING ACTIVITIES
Common stock issued for services (stock payable)	$1,640	$41,240
Common stock issued for conversion of RSUs (stock payable)	21,250	81,000
Common stock issued for conversion of RSUs Forfeiture	(20,000)	-
Conversion of Debt	100,000	97,296
Debt discount	376,000	7,977
Adjustment of derivative liability due to debt conversion	-	190,837
Sale of subsidiary	149,005	-
Convertible debt issued for non-convertible debt	530,000	-

CASH PAID FOR:
Interest	$54,809	$25,739
Income taxes	-	1,600

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho corporation, and its wholly owned subsidiary, PCS LabMentors, Ltd., a Canadian company (collectively, “the Company”). On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) proposing a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. This sale was finalized during the period ending September 30, 2013. (see NOTE 18)

On August 3, 1994, PCS Education Systems, Inc. was incorporated under the laws of Idaho to develop and operate stand-alone learning labs.

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation, (LabMentors) to exchange PCS common stock for common stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2005 and amended on February 15, 2006.  As a result of the definitive Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company.  In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. The Company divested the wholly owned subsidiary in August of 2013.

On January 31, 2013, PCS Edventures!.com, Inc. formed a subsidiary called Premiere Science Inc. incorporated and registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com,Inc. and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the fiscal years  ended March 31, 2013 and  March 31, 2014.

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

During the fiscal year ended March 31, 2014, PCS continued its transition to more effective marketing and sales strategies including focused targeting of afterschool markets and building a personal sales force to penetrate the classroom market.  PCS doubled its field sales force in Q3 and Q4 and plans to continue this expansion in FY2015.  PCS also recognizes that its experience in operating learning centers creates a unique opportunity to supplement the current PCS business model through opening learning centers through licensing arrangements that will facilitate fast growth.  This approach combines PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of our existing direct sales efforts.  This marketing approach will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.

The business plan proposes the continued promotion and growth of the PCS Learning Center to further demonstrate proof of the concept, and the opening of a second learning center in the Boise market in FY2015. The premise of the business plan is two-fold: 1) learning center revenues will be more consistent and predictable for the Company to plan and manage cash and growth; and 2) an established network of learning centers will serve as highly effective “showrooms” for sales of PCS products and services into neighboring districts.   Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on a regular basis.

Also related to the learning center business, PCS signed a license and royalty agreement with Creya Learning of India (CL). CL will use PCS content and support services to implement experiential learning curriculums into Indian schools and to build out a network of experiential learning centers in India that will function as premier afterschool locations as well as product showrooms.  PCS, as part of the agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs.  Also, in Q3, FY2014, PCS was awarded a $660K base contract for the development of STEM outreach programs by Tatweer Holding Company (THC) of Saudi Arabia and in Q4, PCS was awarded a $133K STEM training contract by THC.  PCS continues to pursue additional international opportunities to offset the continued challenges to the domestic economy and to take advantage of global market needs for PCS type products and services.

Product development in FY2014 has focused on continued improvements and refinements to PCS products and curriculum, primarily engineering with its new 3D interactive curriculum and with PCS Robotics related materials as we pursue an aggressive upgrade strategy with our hardware and software.  Executive management continues in its conviction that the K12 educational robotics market represents a viable market opportunity for PCS.

During the quarter ended March 31, 2014, revenue was $707,147 up 54% from the same quarter last year, the Company had a net loss of ($202,467), compared to a loss of ($260,247) in the same quarter last year which was a significant improvement. Revenue for the twelve months ended March 31, 2014, were $1,855,711, a decrease of 33% compared to the same period in the prior year.  Net loss for the twelve month period ended March 31, 2014 was ($961,215). Net loss for the same period of the prior year, after the derivative charge of $78,408 for the change in fair value of the derivatives related to a portion of our debt (see Note 8 and 9) was ($671,565).  Cash flow from operations for the twelve months ended was $(1,122,778).

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by the improved results during the fiscal quarter ending March 31, 2014, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – OTHER RECEIVABLES

	March 31,
	2014	2013

Other receivable	$3,424	$0
Total Other Receivable	$3,424	$0

The Company paid for a contractor’s international travel to present PCS in conjunction with Robert Grover  for qualification with Tatweer Holding Company of Saudi Arabia in a Kingdom of Saudi Arabia tender competition.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $4,063 and $2,669 for the years ended March 31, 2014 and 2013, respectively.

During one of the last two fiscal years ending March 31, 2014 and March 31, 2013, the following major customers exceeded 10% of revenue:

	For the Years Ended
	March 31,
	2014		2013
Stemfinity	$198,489	11%	$118,690	4%
Catapult Learning	$340,130	18%	$254,999	9%

Major customers accounts receivable near or greater than 10% of total accounts receivable at March 31, 2014 and March 31, 2013, were as follows:

	For the Years Ended
	March 31,
	2014		2013
Stemfinity	$14,934	5%	$10,749	9%
Catapult Learning	280,341	87%	26,724	22%

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2014. The derivative liability ended on January 14, 2013 when the promissory note was repaid in full.

Fair Value Measurements at March 31, 2014

Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities *	$-	$-	$-	$-
	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013 on a non-recurring basis:

Fair Value Measurements at March 31, 2013

Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities *	$-	$-	$-	$ (78,408)
	$-	$-	$-	$ (78,408)

*The derivative liability ended on January 14, 2013 when the promissory note was repaid in full.

The standard issued by the FASB concerning the fair value option for financial assets and liabilities became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended March 31, 2014 and 2013 there were no applicable items on which the fair value option was elected.

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

g. Business Combinations

There were no business combinations during the fiscal years ended March 31, 2014 and 2013.

h. Principles of Consolidation

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

Net deferred tax assets and liabilities consist of the following components as of March 31, 2014 and 2013:

	March 31,
	2014	2013
Deferred Tax Assets
NOL carryover	$4,695,386	$4,934,039
Deferred revenue	26,702	32,665
Accrued expenses	0	12,172
Idaho ITC	7,485	9,716
Allowance for Bad Debt	1,585	1,041
Gross deferred tax assets	4,731,158	4,989,633
Valuation allowance	(4,722,544)	(4,968,748)
Net deferred tax asset	$8,614	$20,885

Deferred Tax Liabilities
Accumulated depreciation	$(8,614)	$(20,885)
Other	-	-
Gross deferred tax liabilities	$(8,614)	$(20,885)

Net deferred tax assets (liabilities)	$-	$-

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	March 31,
	2014	2013
Book income	$(326,813)	$(225,238)
State taxes	(48,062)	(33,124)
Options expense	13,767	32,253
Other	5,167	797
NOL utilization	-	-
Valuation allowance	355,941	225,312
	$-	$-

At March 31, 2014 the Company had a net operating loss carry-forward of approximately $12,039,451 that may be offset against future taxable income.  No tax benefit has been reported in the March 31, 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

	For the Years Ended
	March 31,
	2014	2013
Basic loss per share from operations:
Net loss	$(961,215)	$(662,465)

Weighted average number of
shares outstanding	51,343,776	47,264,151
Basic loss per share	$(0.02)	$(0.01)

k. Recently Issued Accounting Pronouncements

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

l. Educational Software

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

During fiscal year ending March 31, 2012, the Company reassessed the acquired assets and recognized $92,468 of impairment of intangible assets pertaining to the education software acquired with and subsequently developed at LabMentors. No additions or changes occurred during fiscal year ending March 31, 2013.  No additions or changes occurred during fiscal year ending March 31, 2014.

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

o. Finished Goods Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, K’NEX manipulatives, fischertechnik® manipulatives, Eduwise manipulatives, LEGO® manipulatives, digital media equipment, furniture units, curriculum, blocks, PCS Academy of Science TM science kits, poster packs, and other miscellaneous items used in our various labs.  Our inventory is carried at the lower of cost or market and valued using the average cost method for each item. In addition, we have established a reserve for obsolete and slow moving items.

p. Stock Options and Stock Grants

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

q. Derivative Financial Instruments

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

NOTE 5 - PREPAID EXPENSES

              Prepaid expenses for the periods are as follows:

	March 31, 2014	March 31, 2013
Prepaid insurance	$9,709	$6,988
Prepaid trade show/travel	1,150	1,990
Prepaid inventory	38,452	2,341
Prepaid software	11,457	11,457
Prepaid expenses, other	8,138	12,062
Total Prepaid Expenses	$68,906	$34,838

NOTE 6 - FIXED ASSETS

Assets and depreciation for the period are as follows:

	March 31,
	2014	2013
Computer/office equipment	$10,112	$10,112
Software	127,355	127,355
Accumulated depreciation	(118,005)	(99,290)
Total Fixed Assets	$19,462	$38,177

 Fixed Asset depreciation expense for the years ended March 31, 2014 and 2013 was $18,715 and $18,715, respectively.

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

a. Common Stock

During the fiscal year ended March 31, 2013 the Company issued 134,096 shares of common stock as additional compensation to employees. The per share value ranged from $0.038 to $0.15 for a net value of $7,152 based on the closing price of the Company’s common stock on the date of grant. Of the 134,096 shares issued 48,522 were issued in payment of amounts accrued as of March 31, 2012, with a value of $2,426.

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

During the fiscal year ending March 31, 2013, the Company issued 2,535,001 shares of common stock for the conversion of promissory notes issued to private investors. The price per share value ranged from $0.02 to $0.05 for a net value of $97,296. Due to conversion within the terms of the note, no gain or loss was recorded as a result of the conversion.

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

During the fiscal year ended March 31, 2014, the Company granted 135,000 shares of common stock as bonus to employees.  As of March 31, 2014, the Company issued 95,000 shares of common stock to employees. The per share value ranged from $0.05 to $0.06 for a net value of $5,080 based on the closing price of the Company’s common stock on the date of grant. The remaining 40,000 is recorded as stock payable with a value of $2,080 as of March 31, 2014.

During the fiscal year ended March 31, 2014, the Company recognized $50,000 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.07 or $0.10, based on the closing price of the Company’s common stock at the date of grant.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.  One non-management director resigned in resigned in August 2014, forfeiting his restricted stock units payable.  Another non-management director resigned and forfeited his restricted stock units in February 2014.  The total current forfeited total $20,000.  The remaining directors were reelected at the Annual Meeting in September 2013 and the shares are fully vested and have been issued to those directors who chose not to defer their compensation.  $40,000 was recorded to common stock for the issuances in January 2014.  The total number of shares of common stock issued for RSU’s is 442,857.  Restricted stock units payable were accrued of $20,000 as of March 31, 2014, representing shares that will be issued in future periods.  A total of $21,250 of restricted stock units accrued as of March 31, 2013 were issued during the current period ended March 31, 2014.

During the fiscal year ending March 31, 2014, the Company issued 3,138,630 shares of common stock for the conversion of promissory notes issued to a private investor. The price per share value of $0.03 resulted in a net value of $100,000. Due to conversion within the terms of the note, no gain or loss was recorded as a result of the conversion

During the fiscal year ended March 31, 2014, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $35,625.

              During the fiscal year ending March 31, 2014, the Company recognized $376,000 in debt discount as an increase to stockholders’ equity pursuant to the terms of convertible promissory notes.  The debt discount consists of a beneficial conversion feature on a $260,000 and $150,000 and 25,000, long-term convertible notes payable.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2014 there are no preferred shares issued or outstanding.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2014 and March 31, 2013

	March 31,
	2014	2013
Short Term Convertible Note, net discount of $0 as of March 31, 2014 and 2013.	$50,000	$50,000
Short Term Note Payable, Related Party	707,251	292,484
Line of Credit	27,089	32,061
Long Term Note Payable, Related Party	23,846	25,000
Long Term Convertible Note, net discount of $4,693 and $7,333 as of March 31, 2014 and 2013, respectively	236,541	199,167
Long Term Convertible Note, Related Party, net discount of $315,721 and $18,737 as of March 31, 2014 and 2013, respectively	293,436	197,978
Total Notes Payable	$1,338,163	$796,690

Note Payable

On July 3, 2012, the Company entered into a promissory note in the amount of $10,000. The note bears interest at fifteen percent (15%) per annum and was due on September 2, 2012. On July 30, 2012, the Company repaid this note in the amount of $10,113. The payment consisted of $10,000 in principal and $113 in accrued interest.

Note Payable – Related Party

On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012.  This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012. The company negotiated a third extension for this promissory note from the lender with a maturity date of March 31, 2013, which was subsequently extended to July 31, 2013. The company negotiated a fourth through eight extension for this promissory note from the lender with a maturity date of March 31, 2014.  The principle balance remains $30,000 and accrued interest payable as of March 31, 2014 is $6,510. The maturity date of the note was subsequently extend to March 31, 2015.

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000.  The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution.  Principal payments of $5,799 had been paid as of March 31, 2013. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. During FY 2014 payments were drawing down the principle balance $6,949, paying $5,450 in interest, to a March 31, 2014 ending principle balance of $57,252.

On April 18, 2012, the Company entered into a long term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum.  The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lenders financial intuition. On March 31, 2014 $1,007 over the interest only payment had been paid resulting in ending principle amount of $23,846.

On June 14, 2012, the Company executed a promissory note with one of our shareholders, for $60,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The promissory note was due on or before August 14, 2012.  There is no conversion feature associated with this promissory note.  This note was subsequently rolled into a $560,000 note dated July 17, 2012.This transaction involved the issuance of a promissory note, which was payable with interest of 15% per annum, in cash on or before September 30, 2012.  The $60,000 due August 14, 2012 was rolled into the new promissory note agreement as part of the amount borrowed. The Company issued 100,000 warrants with a 36 month term at $0.15 per share exercise price as part of this agreement. The promissory note was secured by a purchase order in the amount of $741,780 dated July 16, 2012. The loan proceeds were utilized to purchase inventory to fulfill the Purchase Order, bring certain vendors and payable accounts current, and finance the operations and logistics required to fulfill and support the order.  This loan was repaid in full, including accrued interest of $11,277, on September 4, 2012.

On October 12, 2012, the Company entered into a loan transaction in the amount of $75,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before December 14, 2012. The Promissory Note was secured by a Purchase Order in the amount of $220,405 dated August 1, 2012 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. This note was paid in full with all accrued interest in the amount of $1,413 on December 7, 2012.

On October 23, 2012, the Company entered into a loan transaction in the amount of $25,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before December 23, 2012. The Promissory Note is secured by a Purchase Order in the amount of $220,405 dated August 1, 2012 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. This note was paid in full with all accrued interest in the amount of $368 on December 7, 2012.

On November 16, 2012, the Company entered into a loan transaction in the amount of $40,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before December 14, 2012. The Promissory Note is secured by a Purchase Order in the amount of $220,405 dated August 1, 2012 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. This note was paid in full with all accrued interest in the amount of $274 on December 7, 2012.

On December 26, 2012, the Company entered into a loan transaction in the amount of $63,000 with an “accredited investor” as that term is defined in Rule 501 of Regulation D of the SEC. The transaction involved the issuance of a Promissory Note, which is payable with interest of 12.5% per annum, in cash on or before February 18, 2013. The Promissory Note is secured by a Purchase Order in the amount of $63,600 and by the proceeds from the Accounts Receivable, after shipping to and receipt by the customer. The loan proceeds will be utilized to finance operations and logistics required to fulfill and support the remaining unshipped portion of the order. This note was subsequently combined with the $137,000 Promissory Note issued on January 17, 2013 under the terms and conditions described below.

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

On February 26, 2013, the Company executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The promissory note was due on or before April 20, 2013.  There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as describe in the 8-K filed on May 24, 2013.  This note detail is reported in the convertible notes, related party, section on the following page.

On January 7 , 2014, the Company entered into a Promissory Note in the amount of $50,000 with one of our board members, payable with interest at 15% per annum, in cash on or before March 31, 2014. The Promissory Note funded payables and other corporate purposes of borrower. This note is secured by T4EDU in January of 2014 for a $133,000 training contract related to Science Center programs and fulfilled the training in February of 2014.  A short-term $200,000 note bearing interest at a rate of 15% per annum, secured by Catapult PO NA1314-001 signed on January 22, 2014 replaced the $50,000 note bringing the balance to $0 and interest expense of $282 for fiscal year ending March 2014.

On January 15 , 2014, the Company entered into a Promissory Note in the amount of $25,000 with one of our board members, payable with interest at 15% per annum, in cash on or before April 30th, 2014. The Promissory Note funded payables and other corporate purposes of borrower. This note is secured by Catapult Learning, formerly Edison Schools Purchase Order for approximately $178,000.   A short-term $200,000 note bearing interest at a rate of 15% per annum, secured by Catapult PO NA1314-001 signed on January 22, 2014 replaced the $25,000 note bringing the balance to $0 and interest expense of $68 for fiscal year ending March 2014.

On January 22, 2014 the Company entered into a loan transaction with one of our board members in the amount of $200,000. The note bears interest at a rate of 15% per annum, secured by Catapult PO NA1314-001 to finance inventory purchases and payoff the promissory notes dated January 7 and January 15, 2014. The promissory note and all accrued interest is due and payable on April 30, 2014. This note was subsequently paid in full including all accrued interest on April 4, 2014.  Total interest Expense for this note as of March 31, 2014 was $5,589.

On February 13, 2014 the Company entered into a loan transaction with one of our board members in the amount of $250,000. The note bears interest at a rate of 15% per annum, secured by Tatweer Company for Educational Services Mobile Outreach Saudi Work Order 001 to finance inventory purchases. The promissory note and all accrued interest was due and payable on May 13 , 2014.  This note was subsequently extended to July, 15 2014, to account for the delay in invoice acceptance and payment by Tatweer Company for Educational Services.  Total fiscal year ending March, 31, 2014 accued interest was $4,726.

On February 21, 2014 the Company entered into a loan transaction with one of our board members in the amount of $70,000. The note bears interest at a rate of 15% per annum, secured by Catapult Learning PO NA1314-090 to finance inventory purchases. The promissory note and all accrued interest is due and payable on April 30,  2014.  This note was subsequently paid in full including all accrued interest on April 22, 2014. Total accrued interest as of March 31, 2014 was $1,208.

On March 4, 2014 the Company entered into a loan transaction with one of our board members in the amount of $50,000. The note bears interest at a rate of 15% per annum, secured by T4EDU Training Academy Contract to finance inventory purchases. The promissory note and all accrued interest is due and payable on April 30, 2014. Total accrued interest as of March 31, 2014 was $555.  This note was subsequently paid by being rolled into the May 16, 2014, short term related party promissory note in the amount of $150,000, payable with interest at 15% per annum, in cash on or before August 30, 2014.

On March 4, 2014 the Company entered into a loan transaction with one of our board members in the amount of $50,000. The note bears interest at a rate of 15% per annum, secured by Catapult Learning PO NA1314-090 to finance inventory purchases. The promissory note and all accrued interest is due and payable on April 30, 2014. Total accrued interest as of March 31, 2014 was $555. This note was subsequently paid by being rolled into the May 16, 2014, short term related party promissory note in the amount of $150,000, payable with interest at 15% per annum, in cash on or before August 30, 2014.

Line of Credit

              On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050.  The line of credit bears interest at 17.5% per annum.  The Company makes variable monthly payments. During the twelve months ended March 31, 2013, the Company had repaid $4,468 of principal. During the twelve months ended March 31, 2014, the Company had repaid $4,972 of principal. As of March 31, 2014, the ending principle amount of $27,089.

Convertible Note Payable

             On April 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before August 31, 2015. Total accrued interest as of March 31, 2014 was $400.

On July 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary. Total accrued interest as of March 31, 2014 was $261.

Convertible Note Payable – Related Party

              Effective June 7, 2013, the Company executed an amendment to the promissory note originally issued on August 2012 for $215,000.  The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The Company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension. The Company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect.

On February 26, 2013, the Company executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The promissory note was due on or before April 20, 2013.  There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as describe in the 8-K filed on May 24, 2013.  The $95,000 convertible promissory note is for 36 month, due on or before May 24, 2016 and bears and interest rate of 8% per annum. A total discount of $21,923 was calculated on May 24, 2013, with $5,108 amortized in the current year. The note is convertible into common stock at a rate of $0.0325 per share.

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

On August 1, 2012, the Company issued amendments to the convertible note agreements in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Subsequently and effective June 7, 2013, we executed an amendment to the loan transaction.  The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension.  On the fourth extension, all accrued interest was combined with the original principle amount as of July 31, 2012. The company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect.  As of March 31, 2014, the ending principle balance was $243,745, including the related party convertible note balance of $34,011 noted below. Interest accrued as of March 31, 2014 for the total set of notes was $11,716.

For the transactions described above in regard to the original $215,000 convertible notes, $34,011 was loaned from a related party and has been separated out as described in the Company’s financial statements and accompanying notes at March 31, 2013.  Interest expense for the related party convertible note with the ending March 31, 2014 principle balance was $3,367.

On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000.  The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012.  At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05.  In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise.  At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note.  In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement.  On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note.  A second extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of October 31, 2012.  These two notes were subsequently extended, with no changes to the terms, were due and payable on or before December 31, 2012. The company negotiated a new maturity date with the lender and issued extensions on the two convertible promissory notes with due dates of March 31, 2013, which were subsequently extended to June 30, 2013.  The company negotiated a new maturity date with the lender and issued extensions on the two convertible promissory notes extended to June 30, 2014.  The fiscal year ending March 31, 2014 principle balance of the notes remains at $35,000 and $15,000 totaling to the $50,000.  The total accrued interest as of March 31, 2014 was $10,425.

On April 23, 2012, the Company entered into a Securities Purchase Agreement whereby we issued an 8% convertible promissory note in an aggregate amount of $32,500, convertible into shares of common stock of the Company at the expiration of six months, at a discount to market of 42% of the Market Price, which means the average of the lowest three (3) Closing Bid Prices for the common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  The convertible promissory note has a due date of January 26, 2013; can be pre-paid, subject to varying Optional Prepayment Date payments ranging from 125% if prepaid during the first 30 days to 150% if prepaid prior to the expiration of 180 days.  Conversion is restricted so that conversions will not result in an ownership of more than 4.99% of the outstanding common stock of the Company by the note holder.  The Company is at all times required to reserve at least four times the amount of shares that may be subject to conversion at any time for issuance on conversion.  The note holder also has a first right of refusal on any additional funding of up to $100,000.  The agreements contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle the note holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the convertible promissory note. The Company recognized a discount on the debt issued related to the derivative liability.  The Company measured the derivative liability using a lattice model as described in Note 9, of which $12,213 was amortized during the twelve months ended March 31, 2013. On October 31, 2012, the lender exercised their right and converted the principal amount of $10,000 into 215,517 shares of Common Stock. On November 8, 2012, $8,000 of principal was converted and 225,589 shares of Common Stock were issued, leaving a principal balance of $14,500.  The final transaction occurred on November 20, 2012 when the lender converted the remaining balance of $14,500 in principal and $1,300 in accrued interest into 763,285 shares of common stock, fully converting the promissory note of $32,500. Due to the conversion within the terms, no gain or loss was recognized.

On June 4, 2012, the Company entered into a second Securities Purchase Agreement with the same party as the April 23, 2012 agreement, whereby we issued an 8% convertible promissory note in an aggregate amount of $28,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012.  The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $28,750, of which $5,174 was amortized during the twelve months ended March 31, 2013. On December 4, 2012, the Company elected and submitted payment to pre- pay the promissory note in full. The payment consisted of the principal amount of $28,750 along with $1,150 in accrued interest and the payoff penalty amount of $14,359.

On July 16, 2012, the Company entered into a third Securities Purchase Agreement with the same party as our April 23 and June 4, 2012 agreements, whereby we issued an 8% convertible promissory note in an aggregate amount of $13,750, convertible into shares of common stock of the Company under the same terms as the first note dated April 23, 2012.  The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $13,750, of which $1,952 was amortized during the twelve months ended March 31, 2013. The company elected and submitted payment to pre-pay the promissory note on January 14, 2013. The total payment made was $21,173, which consisted of the principal amount of $13,750 along with $550 in accrued interest and a payoff penalty in the amount of $6,873.

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

On December 3, 2012, the Company entered into a long term convertible promissory note with board member and shareholder  in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at eight (8%) per annum and is due 36 months from the date of the agreement, on or before December 03, 2015. The proceeds from the note were used by the company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs.  The debt discount was calculated as $18,255, of which $1,233 was amortized during the twelve months ended March 31, 2013. The debt discount was calculated as $18,255, of which $5,300 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $11,722.

On January 11, 2013, the Company entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note.  The note is secured by a secondary security interest in all of the Company’s intellectual property.  The proceeds received by the Company from the sale of this note will be used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3) issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completes and pays off all outstanding notes with Asher Enterprises. The Company recognized a discount on the debt issued related to the derivative liability.  This debt discount was calculated as $9,285, of which $1,952 was amortized during the twelve months ended March 31, 2013. This debt discount was calculated as $9,285, of which $2,640 was amortized during the twelve months ended March 31, 2014. Accrued interest as of March 31, 2014 is $857.

On May 24, 2013, the Company entered into a long term convertible promissory note with board member and shareholder financed a 12% Convertible Promissory Note in the amount of $100,000, convertible into shares of common stock of the Company, at a price of $0.0325 per share, which represents a 20% discount from the market price as of the date of the note. The note is due ninety days from the date of the note on or before August 24, 2013. If the Lender does not decide to convert the note after 60 days from the date of the note, the Borrower must amend the note and secure the $100,000 with unsecured accounts receivable or customer purchase orders from its customers (to be determined) as collateral. Due to the company’s inability to secure the promissory note until its maturity, Mr. Hackett elected to convert the Promissory Note along with all accrued interest effective July 24, 2013 into 3,138,630 shares. Due to conversion within terms of the note; no gain/loss was recognized.

On September 30, 2013, the Company entered into a long term convertible promissory note with board member and shareholder  of an 8% Convertible Promissory Note in the amount of  $150,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $150,000, of which $18,579 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $131,421.  Accrued interest as of March 31, 2014 was $9,983.

          On September 30, 2013, the Company entered into a Promissory Note in the amount of $260,000 with one of our board members, payable with interest at 10% per annum, in cash on or before November 29, 2013. The Promissory Note funded payables and other corporate purposes of borrower. This note is secured by that certain license agreement and other agreements between borrower and Kindle Education, now Creya Learning. A long-term Convertible Promissory Note was executed on January 8, 2014 that replaces the September 30, 2013, payable with interest at 8% per annum on or before January 8, 2017. The debt discount was calculated as $156,000, of which $22,286 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $133,714. Accrued interest as of March 31, 2014 was $11,724.

On September 30, 2013, the Company entered into a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of  $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000. $3,097 of the discount was amortized to date, leaving and discount balance of $21,903 as of March 31, 2014.  Total accrued interest as of March 31, 2014 was $997.

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

              The following presents the derivative liability value by instrument type at March 31, 2014 and 2013:

March 31, 2014 and 2013

Convertible Notes	-
Common Stock Warrants	-
$-

              The fair market value determined for the derivative liability is $0 at March 31, 2013.  A total of $112,429 was recorded as a debt discount up to the face value of the notes and the excess of $36,933 was expensed.

              The following is a summary of changes in the fair market value of the derivative liability during the three years ended March 31, 2014:

Derivative Liability Total
Balance, April 23, 2012

Increase in derivative value due to issuances of convertible notes and tainting of other convertible notes and warrants	$108,905
Promissory notes converted during the period	(36,349)
Change in fair market value of derivative liabilities due to mark to market adjustments	39,461
Balance, June 30, 2012	112,017

Increase in derivative value due to issuances of convertible notes and warrants	18,054
Change in fair market value of derivative liabilities due to mark to market adjustments	123,740
Balance, September 30, 2012	$253,811

Increase in derivative value due to issuances of convertible notes and tainting of other convertible notes and warrants	18,255
Promissory notes converted during the period	(45,153)
Change in fair market value of derivative liabilities due to mark to market adjustments	(154,812)
Balance, December 31, 2012	$72,101

Increase in derivative value due to issuances of convertible notes and tainting of other convertible notes and warrants	11,011
Promissory notes repaid during the period	(109,355)
Change in fair market value of derivative liabilities due to mark to market adjustments	26,223
Balance, March 31, 2013	$-

Increase in derivative value due to issuances of convertible notes and tainting of other	-
Promissory notes repaid during the period	-
Change in fair market value of derivative liabilities due to mark to market adjustments	-
Balance, March 31, 2014	$-

              Key inputs and assumptions used to value the convertible debentures and warrants issued during the twelve months ended March 31, 2013:

  The projected volatility curve for each valuation period was based on the historical volatility of the Company.
  The stock price would fluctuate with the Company projected volatility.
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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. Rent expense for the corporate offices was $21,196 and 26,041 for the quarter ended March 31, 2014 and 2013, and $99,318 and $107,717 for the twelve months ended March 31, 2014 and 2013, respectively, under this lease arrangement. On December 31, 2013 the Company signed an amendment to the existing contract to reduce the leased square feet to 5,412 for $6,765/ month for 12 months ending December 31, 2014.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  This lease was extended for 24 months, beginning July 1, 2012.  Rent expense for the warehouse was $3,975 and $3,975 for the quarter ended March 31, 2014 and 2013, and $15,901 and $16,200 for the twelve months ended March 31, 2014 and 2013, respectively.

Effective October 2010 LabMentors entered into a five year office lease.  This lease was cancelled effective July 1, 2012, which resulted in a penalty for early termination of the lease equal to three months’ rent.  The Company was able to obtain a new, fully furnished office at the National Research Council facility effective July 1, 2012.  The new lease is a three year commitment to be paid in Canadian dollars each month.  Lease payments are $395 per month CAD, before 13% tax, for the first nine months, then increases annually over the three-year term with payments for the final three months of the term being $558 per month CAD, before tax.  The move was initiated as part of cost savings efforts being implemented within LabMentors and reduces the monthly lease payments.  PCS lease obligation ended on August 31, 2013 as conditions of the sale.  Rent expense, converted to USD, for LabMentors was $0 and $1,188 for the quarter ended March 31, 2014 and 2013, and $3,258 and $8,598 for the twelve months ended March 31, 2014 and 2013, respectively.

Minimum lease obligation over the next 5 years

Fiscal Year	Amount (USD)
2014	$115,218
2015	75,510
2016	-
2017	-
2018	-
Total	$190,728

b. Litigation

(i) The following litigation involving PCSEdventures!.com is pending: Anthony Maher v. PCSEdventures!.com, et al., filed on or about November 26, 2013, in the District Court of the Fourth Judicial District in the State of Idaho, County of Ada.  Maher served PCSEdventures!.com on January 15, 2014.  In his Complaint, Maher alleges causes of action for breach of an employment contract and fraud, arising from the contract under which he was employed by PCSEdventures!.com.  He alleges damages in the approximate amount of $425,000.  Attorneys for PCSEdventures!.com have filed a Notice of Appearance in the matter; no other pleadings have been filed.  By stipulation, the parties have agreed to suspend the litigation to formally mediate the matter.   Mediation is set for July 9, 2014, in Boise, Idaho; Hon. Ron Shilling will mediate the case.

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

NOTE 12 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2014 and March 31, 2013.

	March 31,
	2014	2013
Interest payable	67,933	63,732
Sales tax payable	3,442	1,230
Credit card debt	43,853	61,281
Professional fees: legal, accounting & other	9,525	10,116
Total accrued expenses	$124,753	$136,359

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2012	25,181,655	11,014,836	9,722,210	4,444,609	3,337,109	1,107,500

Warrants	385,000	625,021		(240,021)	(240,000)	(21)
Common Stock Options	1,600,000	1,687,479		(87,479)	(65,000)	(22,479)
Balance as of March 31, 2013	27,166,655	13,327,336	9,722,210	4,117,109	3,032,109	1,085,000

Warrants	30,000	100,000		(70,000)	(100,000)	30,000
Common Stock Options	660,000	1,361,964		(701,964)	(611,964)	(90,000)
Balance as of March 31, 2014	27,856,655	14,789,300	9,722,210	3,345,145	2,320,145	1,025,000

No common stock options were exercised during the years ended March 31, 2014 and 2013, respectively.

During the year ended March 31, 2014, the Company issued and cancelled 30,000 and 100,000 warrants, respectively. Stock options issued and cancelled during the same period was 660,000 and 1,211,964 respectively.

During the year ended March 31, 2013, the Company issued and cancelled 385,000 and 625,021 warrants, respectively.  Stock options issued and cancelled was 1,600,000 and 1,687,479, respectively.

Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being exercised prior to the stated expiration date.

Options

February 1, 2014, the company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2014, $2,204 of the total value was expensed.

January 1, 2014, the company granted 40,000 incentive options each to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,097. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2014, $426 of the total value was expensed.

August 1, 2013, the company granted 60,000 incentive options to an employee. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 289.05% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.24% - 0.50% was used to value the options. The total value of these options was $3,490. The options vest over a three-year period and are exercisable at $.0362 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2014, $964 of the total value was expensed.

August 16, 2013, the company granted 120,000 incentive options to an employee. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 289.05% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.24% - 0.50% was used to value the options. The total value of these options was $6,295. The options vest over a three-year period and are exercisable at $.06 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  The employee resigned prior to March 31, 2014 and $848 was expense through date of resignation.

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

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue.  A risk free interest rate of 0.38 % was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175.  The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of March 31, 2013 and 2014, $12,826 and $19,311 in value of the options was expensed.

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

On August 24, 2010, the Company granted 133,930 incentive options to an employee.  These options were issued as additional incentive compensation.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010.  A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. The total value of these options was $44,715. As of March March 31, 2013, $7,259, of the total value was expensed.  During the period ended March 31, 2014, the options were fully vested and the remaining $202 was expensed.

On August 23, 2010, the Company granted 50,000 options to a consultant.  These options were issued to the consultant due to exemplary performance.  The shares have an expected volatility rate of 109.81% calculated using the Company stock price for a two-year period beginning August 23, 2010.  A risk free interest rate of .37% was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of these options was $20,655.  The options vest over a three-year period, contain a number of performance conditions and are exercisable at $.71 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.   As of March 31, 2013, $3,097 of the total value was expensed.  During the period ended March 31, 2014, the options were fully vested and the remaining $1,392 was expensed.

On June 24, 2010, the Company granted 800,000 incentive options to a select group of employees.  These options were issued as incentive compensation to the employees.  The options were valued using the Black-Scholes valuation model.   The options have an expected volatility rate of 114.06% calculated using the Company stock price for a two-year period beginning June 24, 2010.  A risk free interest rate of 0.48% was used to value the options.  The total value of these options was $258,170.  The options vest over a three-year period and are exercisable at $.55 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. During the twelve-months ended March 31, 2013, $28,146 of the total value was expensed.  During the period ended March 31, 2014, the options were fully vested and the remaining $5,212 was expensed.

On June 17, 2010, the Company granted 300,000 incentive stock options to an officer.  These options were issued as incentive compensation to the officer.  The options were valued using the Black-Scholes valuation model.  The options have an expected volatility rate of 113.82% calculated using the Company stock price for a two-year period beginning June 17, 2010.  A risk free interest rate of .53% was used to value the options.  The total value of these options was $92,897.  The options vest over a three-year period and are exercisable at $.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  During the twelve-months ended March 31, 2013, $13,547 of the total value was expensed. During the period ended March 31, 2014, the options were fully vested and the remaining $3,486 was expensed.

Warrants

On September 12, 2013 the Company issued contingent warrants to purchase an aggregate of 30,000 shares of restricted Rule 144 common stock at $0.10 to $0.20 per share. The warrant expires 18 months from date of warrant. The warrants were valued using the Black Scholes Valuation Model, resulting in a fair value of $1,581.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2014 and March 31, 2013, the Company entered into various loan transactions with members of the Board of Directors (Donald Farley, Todd Hackett and Murali Ranganathan) and Shareholders. The loans were done at arms length and are fully disclosed in Note 8.

During the fiscal year ended March 31, 2014, the Company granted 25,000 shares of restricted stock to Lead Accountant, Shannon Hull. The per share is $0.06 for a net value of $1,500 based on the closing price of the Company’s common stock on the date of grant.  See Note 7.

During the fiscal year ended March 31, 2014, the Company granted 40,000 shares of restricted stock to project manager, Mike Miraligo. The per share is $0.05 for a net value of $2,080 based on the closing price of the Company’s common stock on the date of grant. See Note 7.

During the fiscal year ending March 31, 2014 the Company converted 442,857 restricted stock units (RSUs) of the 442,857 issued to common stock for non-management directors for services rendered during the period September 1, 2012 to August 31, 2013 at a rate of one share of common stock for each restricted stock unit. See Note 7.

During the fiscal period ending March 31, 2014, the Company issued 30,000 shares of common stock to employee. The per share is $0.05 for a net value of $1,500 based on the closing price of the Company’s common stock on the date of grant. See Note 7.

During the fiscal period ending March 31, 2014, the Company issued 40,000 shares of common stock and $9,500 in cash payment for wages to an employee, Heidi Grover (spouse of Robert Grover) for services. The price per share is 0.05 for a net value of $2,080 based on the closing price of the Company’s common stock on the date of grant.  As of March 31, 2014 the shares have not been issued and recorded as stock payable. See Note 7.

During the fiscal year ending March 31, 2014, the Company issued 3,138,630 shares of common stock for the conversion of promissory notes issued to a private investor, who is a member of the board of directors. The price per share value of $0.03 resulted in a net value of $100,000. Due to conversion within the terms of the note, no gain or loss was recorded as a result of the conversion. See Note 7.

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

NOTE 15 – ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 30 to 45 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The allowance is based on the higher of the prior three-year historical uncollectable accounts as a percentage of sales or specifically identified aging accounts over 90 days.  Total bad debt allowance as of March 31, 2014 and 2013, was $4,063 and $2,669, respectively.  The bad debt expense for the year ending March 31, 2014 was ($52,134) predominantly due to allowance of the long-term Note receivable generated from the Labmentor sale.

NOTE 16 – OTHER ASSETS

During the year ended March 31, 2009, the Company contracted for the production of a plastic mold (a covering for the third generation proprietary electronic controller, “The Brain”). The Brain is incorporated into AOR product line.  The cost of the mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2013, the Company had amortized 2,805 units.  Due to usage of the mold being slower than anticipated an additional amortization charge of $4,592 was recorded during the year ended March 31, 2012 to better approximate straight-line depreciation. During the fiscal year ended March 31, 2013, the Company continued to use the straight-line method to depreciate the mold. As a cost savings measure the Company outsourced some of its manufacturing to a company in China for the controller case, “The Brain”, in which a new mold was created. The cost of the mold was $7,088 USD. Use of this mold began in December 2012, in which at that time amortization began using the straight-line method. Amortization of the mold is included in cost of sales for AOR. The Company recorded a charge of $3,849 during the fiscal year ended March 31, 2013 for the amortization of both molds. The Company recorded a charge of $4,439 during the fiscal year ended March 31, 2014 for the amortization of both molds.

NOTE 17 – OTHER INCOME

Other income is made up of the following at March 31, 2014 and March 31, 2013.

	2014	2013
Recovery of previously written off receivables	-	5,651
Other	89	243
Total Other Income	$89	$5,894

NOTE 18 – DISCONTINUED OPERATIONS

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

The results of discontinued operations is a net loss of ($30,580) and ($120,414) for the period ended March 31, 2014 and 2013. The assets and liabilities of PCS LabMentors were segregated in the balance sheet and appropriately labeled as discontinued. As of the LabMentors sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. A full allowance of 50,740 was recorded for the promissory note.

NOTE 19 - SUBSEQUENT EVENTS

On April 14, 2014, Mr. Hackett financed a short term Promissory Note in the amount of $160,000, payable with interest at 15% per annum, in cash on or before August 30, 2014.  The Promissory Note is secured by several customer Purchase Orders in the amount of $169,803.The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

On May 2, 2014, Mr. Hackett financed  a short term Promissory Note in the amount of $60,000, payable with interest at 15% per annum, in cash on or before August 30, 2014.  The Promissory Note is secured by several customer Purchase Orders in the amount of $64,259 The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

On May 5, 2014, Mr. Hackett financed a short term Promissory Note in the amount of $145,000, payable with interest at 15% per annum, in cash on or before July 15, 2014.  The Promissory Note is secured by T4EDU Contract Order in the amount of $176,000. The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

On May 21, 2014, Mr. Hackett financed a short term Promissory Note in the amount of $50,000, payable with interest at 15% per annum, in cash on or before August 30, 2014.  The Promissory Note is secured by several customer Purchase Orders in the amount of $50,084.The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

On May 16, 2014, Mr. Hackett financed a short term Promissory Note in the amount of $150,000, payable with interest at 15% per annum, in cash on or before August 30, 2014.  The Promissory Note is secured by several customer Purchase Orders in the amount of $160,514.The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

On May 21, 2014, Mr. Hackett financed  a short term Promissory Note in the amount of $50,000, payable with interest at 15% per annum, in cash on or before August 30, 2014.  The Promissory Note is secured by several customer Purchase Orders in the amount of $50,034 The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

On June 4, 2014, Mr. Hackett financed  a short term Promissory Note in the amount of $25,000, payable with interest at 15% per annum, in cash on or before September 3, 2014.  The Promissory Note is secured by several customer Purchase Orders in the amount of $25,611. The loan proceeds will be utilized to support the fulfillment of the orders pledged as well as finance operations for a short term.

The $30,000 note payable originally dated December 30, 2011 and $250,000 note payable originally dated February 13, 2014, due March 31, 2014 were extended to be due March 31, 2015 and July 15, 2014, respectively.

PCS has no notes payable in default.

           Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

           Item 9(A). Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, in this case, our Controller, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  The Company’s year-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  In addition, three personnel positions turned over in the finance area just prior to year-end and training new personnel has taken time.

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  As a result of its review, management identified a material weakness in the internal control over financial reporting.  This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Based on this evaluation, our management, with the participation of the principal executive officer, concluded that, as of March 31, 2014, our internal control over financial reporting was not effective.  Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  In addition, the Company’s Chief Financial Officer resigned prior to year-end and training and transitioning  has taken time.

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

Changes in Internal Control Over Financial Reporting

On November 30, 2012, Ms Gilberg resigned as Chief Financial Officer.

Item 9(B). Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Position
Robert O. Grover	50	Chief Executive Officer
Britt E. Ide	43	Secretary

Todd R. Hackett	53	Director
Murali Ranganathan	44	Director

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

Britt E. Ide.   Ms. Ide is the President of Ide Law & Strategy, PLLC and has worked as an engineer and lawyer for companies including Battelle Memorial Institute, Boise Cascade Corporation, Albertson’s, Inc., and Idaho Power Company.  Ms. Ide has a B.S. in Mechanical Engineering from The Ohio State University, a M.S. in Environmental Engineering from Montana State University, a J.D. from the SJ Quinney School of Law at the University of Utah, and a Certificate in Mediation from Harvard University.  Ms. Ide is active in the Idaho STEM community, is on the Fulbright Roster of Specialists, and serves as the Treasurer on the Board of the Idaho Nonprofit Center.   She brings expertise in engineering, law, mediation, energy, communications, marketing, and social media.

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

Joseph purchased PCS LabMentors, Ltd. on August 31, 2013 from the Company.

Family Relationships.

Chief Executive Officer, Robert Grover spouse, Heidi Grover works for the company as Director of the Learning Center.

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

Compliance with Section 16(a) of the Exchange Act.

Based solely on review of the copies of such forms furnished to us, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors were timely filed during fiscal year 2014 with the exception of the below:

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

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Murali Ranganathan andTodd Hackett. Mr. Ranganathan is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC on during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2012-2014

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2012 through March 31, 2014.  During the fiscal year ended March 31, 2014, Mr. Grover’s salary comprised 19.0% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.		Total ($)
					($)	($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Robert O. Grover, CEO	FY2014		100,000				-	-	-	(i)	100,000
	FY2013		104,166		9,000	42,500	-	-		(i)	155,666
	FY2012	(iii)	100,000	5,300	22,000	-	-	-	-	(i)	127,300
Leann R. Gilberg, Former CFO (ii)	FY2014						-	-	-	(i)	0
	FY2013		62,977	-	2,500	18,000	-	-	-	(i)	83,477
	FY2012	(iii)	48,815	-	-	-	-	-	-	(i)	48,815
Brett A. Newbold, Former COO (ii)	FY2014									(i)	0
	FY2013	(iii)	58,285	-	4,000	6,000	-	-	13,600	(i)	81,885
	FY2012	(iii)	2,500	-	-	-	-	-	-	(i)	2,500
Valerie L. Grindle, Former CEO and Sr. V.P. of Finance and Administration, CFO (ii)	FY2014		-	-	-	-	-	-	-	(i)	-
	FY2013		-	-	-	-	-	-	-	(i)	-
	FY2012	(iii)	80,833	-	-	46,750	-	-	-	(i)	127,583

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

(iii) Base Salary paid in a percentage of cash and Restricted Rule 144 Stock under the 2009 Equity Incentive Plan

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2014

              There were no equity-based awards granted to our executive officers for the fiscal year ended March 31, 2014.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Robert O. Grover, CEO		- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert O. Grover	36,250 700,000	150,000 150,000	- 150,000	0.60 0.05	05/15/17 05/15/17	- -	- -	- -	- -
-	-	-	-	-	-	-	-	-	-
-	-	-	-	-	-	-	-	-	-

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR

              The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Robert O. Grover	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-

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

Compensation of Directors.

Effective October 1, 2009, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board to be $30,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines. Effective September 1, 2012, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board be reduced to $15,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines.   Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. As of March 31, 2014, the Company had $20,000 of director fees accrued. The CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board.

              The following table shows awards and payments to outside Directors of our Board for fiscal year 2014 as compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dehryl Dennis	-	15,000	-	-	-	-	15,000
Donald Farley	-	(i)	-	-	-	-	15,000
Todd Hackett	-	15,000	-	-	-	-	15,000
Murali Ranganathan	-	10,000	-	-	-	-	10,000

(i) Don Farley resigned effective August 1, 2013 announced on the 8-K dated July 29th, 2013.  Restricted Stock Unit agreements for non-management directors call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting.  Therefore Don Farley’s restricted stock units for fiscal year 2014 were forfeited  upon resignation.

Employment Agreements

We had written employment agreements with the following two employees:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Others

CERTAIN BENEFICIAL OWNERS

              The following table outlines information provided to the Company as of March 31, 2014 regarding beneficial ownership of PCS Common Stock by the Company’s directors, executive management, and any beneficial owners.

DIRECTORS AND EXECUTIVE OFFICERS

			Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units	Shares Issuable Upon Exercise of Warrants	Shares Issuable Upon Exercise of Convertible Note	Total	Percentage Owned (5)
Robert O. Grover, CEO
345 Bobwhite Court, Suite 200	(2) 724,974	716,250	-			1,441,224	2.74%
Boise, Idaho 83706
Dehryl A. Dennis Director
345 Bobwhite Court, Suite 200	426,788	20,971	-			426,788	Less than 1.0%
Boise, Idaho 83706
Donald J. Farley Secretary
345 Bobwhite Court, Suite 200	968,117	92,690	-	65,000		1,125,807	2.14%
Boise, Idaho 83706
Todd Hackett
Director	(1) 4,497,688	-	87,500	775,000	14,101,648	19,461,836	37%
345 Bobwhite Court, Suite 200 Boise, ID 83706
Murali Ranganathan Director
345 Bobwhite Court, Suite 200	142,857	-	125,000	-	625,000	892,857	1.7%
Boise, Idaho 83706
Britt Ide Secretary
345 Bobwhite Court, Suite 200	-	-	35,714	-	-	35,714	Less than
Boise, Idaho 83706							1.0%
All officers and directors (as a group)	6,760,424	829,911	248,214	840,000	14,726,648	23,384,226	44.5%

  Unless otherwise noted above, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.  Currently, Todd Hackett is the only beneficial owners, as defined by the Securities Exchange Commission as owners with greater than 5% ownership.

  Includes 724,974 shares owned of record by Mr. Grover; of which 15,000 shares which are beneficially owned by spouse Heidi Grover

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

Please refer to Note 14 for a full disclosure at March 31, 2014

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

Our Board of Directors has adopted this definition of an “independent director” even though we are not required to have independent directors.

Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Fee Category	FY2014	FY2013
Audit Fee	$53,576	$52,168
Audit Related Fee	-	-
All Other Fee	-	-
Total Fees	$53,576	$52,168

Pre-approval and Policies

The Audit Committee must approve all audit and non-audit engagements of our independent public accounting firm in writing.

Part IV

Item 15. Exhibits.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit 3.1	Second Amended and Restated Articles of Incorporation Filed October 2, 2006.
Exhibit 3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation filed April 4, 2012.
Exhibit 3.2	Third Amended By-Laws.
Exhibit 14	Code of Ethics.
Exhibit 21	Subsidiaries of the Company
Exhibit 31.1	302 Certification.
Exhibit 32.1	906 Certification.

Exhibits.  The following exhibits are incorporated by reference:

Exhibit 10.1	Form of Extension, 8-K filed June 18, 2013.
Exhibit 10.2	Form of Promissory Note, 8-K filed May 29, 2013.
Exhibit 10.3	Convertible Promissory Note, 8-K filed May 29, 2013.
Exhibit 10.4	Convertible Promissory Note, 8-K filed May 29, 2013.
Exhibit 10.5	Form of Promissory Note, 8-K filed January 11, 2013.
Exhibit 10.6	Form of Promissory Note, 8-K filed December 11, 2012.
Exhibit 10.7	Form of Promissory Note, 8-K filed October 12, 2012.
Exhibit 10.8	Form of Promissory Note, 8-K filed July 19, 2012.
Exhibit 10.9	Form of Warrant, 8-K filed July 19, 2012.
Exhibit 10.10	Form of Promissory Note, 8-K filed May 9, 2012.
Exhibit 10.11	Securities Purchase Agreement, 8-K filed April 30, 2012.
Exhibit 10.12	Convertible Promissory Note, 8-K filed April 30, 2012.
Exhibit 10.13	Form of Promissory Note, 8-K filed April 4, 2012.

101 INS	XBRL Instance Document*
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101 LAB	XBRL Taxonomy Extension Label Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

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

Dated:	06/30/2014	By:	/s/ Robert O. Grover
Robert O. Grover CEO

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	06/30/2014	By:	/s/Britt E. Ide
Britt E. Ide
Secretary and Director

Dated:	06/30/2014	By:	/s/Murali Rananathan
Murali Ranganathan
Director

Dated:	06/30/2014	By:	/s/Todd Hackett
Todd Hackett
Director

