Form 10-Q
period 2014-06-30
PCS EDVENTURES COM INC
filed 2014-08-07
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

July 18, 2014: 53,370,332 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	June 30, 2014 (unaudited)	March 31,2014 (audited)
CURRENT ASSETS
Cash	$106,420	$27,860
Accounts receivable, net of allowance for doubtful accounts of $4,063 and $4,063, respectively	550,995	489,751
Prepaid expenses	52,340	68,906
Finished goods inventory	96,939	187,386
Other Receivable	3,424	3,424
Total Current Assets	810,118	777,327

FIXED ASSETS, net of accumulated depreciation of $123,039 and $118,005, respectively	44,450	19,462

OTHER ASSETS
Mold Cost	13,558	14,668
Deposits	7,371	7,371
Total Other Assets	20,929	22,039
TOTAL ASSETS	$875,497	$818,828

The accompanying notes are an integral part of these consolidated financial statements

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	June 30, 2014 (unaudited)	March 31, 2014 (audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$411,106	$471,426
Payroll liabilities payable	36,744	35,973
Accrued expenses	165,122	124,753
Deferred revenue	102,688	68,467
Note payable, convertible, related party net of $0 discount	50,000	50,000
Note payable, related party	928,382	707,251
Lines of credit payable	25,071	27,089
Total Current Liabilities	1,719,113	1,484,959

Notes payable, long term	80,000	-
Notes payable, related party, long term	23,846	23,846
Convertible notes payable, long term, net of $3,953 and $4,693 discount as of June 30, 2014 and March 31, 2014, respectively	237,281	236,541
Convertible notes payable, long term, related party, net of discount of $297,178 and $315,721, as of June 30, 2014 and March 31, 2014, respectively	311,833	293,436

Total Liabilities	2,372,073	2,038,782

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	—	—

Common stock, no par value, 90,000,000 authorized shares, 53,370,332 and 52,970,332 shares issued and outstanding, respectively	36,948,540	36,919,152
Stock payable	52,330	31,080
Accumulated comprehensive loss	-	-
Accumulated deficit	(38,497,446)	(38,170,186)
Total Stockholders’ Equity (Deficit)	(1,496,576)	(1,219,954)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$875,497	$818,828

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations (USD $)

(Unaudited)

	For the quarter ended June 30,
	2014	2013
REVENUES
Lab Revenue	$670,364	$326,182
International Revenue	285,084	1,268
Learning Center Revenue	36,439	20,844
License and Royalty Revenue	10,679	5,493
Total Revenues	1,002,566	353,787

COST OF SALES	625,281	177,603

GROSS PROFIT	377,285	176,184

OPERATING EXPENSES
Salaries and wages	202,277	149,543
Depreciation and amortization expense	5,465	4,679
General and administrative expenses	425,023	255,070
Total Operating Expenses	632,765	409,292

OPERATING LOSS	(255,480)	(233,108)
OTHER INCOME AND (EXPENSES)
Interest Income	-	11
Interest expense	(71,780)	(28,774)
Total Other Income and Expenses	(71,780)	(28,763)

LOSS FROM CONTINUING OPERATIONS	(327,260)	(261,871)
LOSS FROM DISCONTINUED OPERATIONS	-	(16,836)
NET LOSS	(327,260)	(278,707)

Foreign currency translation	-	(4,970)

NET COMPREHENSIVE LOSS	$(327,260)	$(283,677)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(328,260)	$(283,677)

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	(0.01)	(0.01)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	53,335,167	49,293,845

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	# of				Total
	Common	Capital	Stock	Accumulated	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Equity
Balance at 03/31/14	52,970,332	36,919,152	$31,080	(38,170,186)	$(1,219,954)

Stock for Services	400,000	20,000	8,750	—	28,750

Stock for RSU’s	—	—	12,500	—	12,500

Option Expense	—	9,388	—	—	9,388

Net Loss through 06/30/2014	—	—	—	(327,260)	(327,260)

Balance at 06/30/2014 (unaudited)	53,370,332	$36,948,540	$52,330	$(38,497,446)	$(1,496,576)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(327,260)	$(278,707)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	19,285	11,866
Depreciation and amortization	6,574	4,679
Common stock issued for services	41,250	16,535
Amortization of fair value of stock options	9,388	13,193

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(61,244)	(30,853)
(Increase) decrease in prepaid expenses	16,567	(8,671)
(Increase) decrease in inventories	90,447	18,279
(Increase) decrease in other current assets	—	1,437
(Increase) decrease in other assets	—	1,110
(Decrease) increase in accounts payable and accrued liabilities	(21,132)	(20,183)
Increase (decrease) in unearned revenue	34,221	13,183
Net Cash Provided (Used) by Operating Activities	(191,904)	(258,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(30,573)	—
Net Cash Used by Investing Activities	(30,573)	—
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	80,000	-
Proceeds from note payable – related party	640,158	225,500
Principal payments on line of credit	(1,121)	-
Principal payments on debt – related party	(418,000)	(221,528)
Net Cash Used by Financing Activities	301,037	(33,472)

Foreign currency translation	—	(424)
Net Increase (Decrease) in Cash	78,559	(225,084)
Cash at Beginning of Period	27,860	247,245
Cash at End of Period	106,419	$22,161

The accompanying notes are an integral part of these financial statements

8

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended
	June 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2014	2013

Debt discount	—	45,000

CASH PAID FOR:

Interest	$71,780	$22,647

Income Taxes	—	—

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho corporation ( “the Company”).

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation (LabMentors) to exchange PCS common stock for common stock of 511092 N.B. LTD. as disclosed in the 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2005 and amended on February 15, 2006. As a result of the definitive Share Exchange Agreement, 511092 N.B. LTD. became a wholly owned subsidiary of the Company. In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. It remains a Canadian corporation. The Company  had a memo of understanding with a company for the potential sale of LabMentors in Quarter ending June 30th, 2013.  The Company divested the wholly owned subsidiary in August of 2013.

In January of 2012, PCS Edventures!.com Inc. committed to a business plan enhancement which included the opening, operating, and licensing of EdventuresLab private learning centers and launched a pilot in the spring of 2012.  As of June 30, 2014 two EdventuresLab programs have been opened and are operating in the Idaho Treasure Valley.

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

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The June 30, 2014, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2014. The March 31, 2014, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

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

The business plan proposes the continued promotion and growth of the PCS Edventures Lab to further demonstrate proof of the concept, and PCS opened  a second Edventures Lab in Eagle, Idaho in Q1 of FY2015. The premise of the EdventuresLab aspect of the business plan is two-fold: 1) EdventuresLab revenues will be more consistent and predictable for the Company to plan and manage cash and growth; and 2) an established network of EdventuresLabs will serve as highly effective “showrooms” for sales of PCS products and services into neighboring districts.  Further, they will build significant community awareness and brand awareness in the communities they are established.   Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on a regular basis and the EdventuresLab environment is a highly effective R&D environment for the development of PCS STEM products.

Regarding International expansion, PCS signed a license and royalty agreement with Creya Learning of India (CL) in 2011. CL is using PCS content and support services to implement experiential learning curriculums into Indian schools and to build out a network of experiential learning centers in India that function as an integrated K12 STEM program within these schools.  PCS, as part of the license agreement, will receive ongoing royalties on the tuition charged to students attending PCS based programs.

Product development in Q1 FY2015 has focused on continued improvements and refinements to PCS products and curriculum creating a digital learning management system for delivering content and training,  With the launch of a new 3D interactive engineering curriculum, and the creation and launch of all new PCS Robotics related materials we are pursuing an aggressive upgrade strategy with our hardware and software.  Executive management continues in its conviction that the K12 educational robotics market represents a significant market opportunity for PCS products and has committed resources to product development, inventory, and sales and marketing to pursue this opportunity.

The Q4 FY2014 addition of Britt Ide to the Board of Directors has brought significant expertise in corporate governance and planning, and the fresh perspective of a woman engineer passionate about the need and opportunity for STEM education.  In June of FY2015, Andrew J. Scoggin joined the PCS Board of Directors bringing a rich background of executive management, entrepreneurial spirit, and increased attention to financial rigor.  During FY2015, PCS plans to expand and strategically recruit new board members who can help the management team focus and execute its business plan.

During the quarter ended June 30, 2014, the Company had a strong influx of new sales orders. Revenue for the quarter ending June 30, 2014 was $1,002,566 compared to revenue of $393,259, up approximately 155% compared to the same quarter last fiscal year. Net loss for the three months ended was ($327,260), compared to ($278,707), a 17% increase from the same quarter last year resulting from increased cost of goods, investments in R&D and marketing, with some mitigation by continued effort to keep costs down. Cash flow from operations for the three months ended June 30, 2014 was $(191,905), which partially had to do with order fulfillment delays.

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by strong increase in revenues this quarter, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	June 30, 2014	March 31, 2014
Prepaid insurance	$6,391	$9,709
Prepaid trade show/travel	—	1,150
Prepaid inventory	36,150	38,452
Prepaid software	2,865	11,457
Prepaid expenses, other	6934	8,138
Total Prepaid Expenses	$52,340	$68,906

NOTE 5 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	June 30, 2014	March 31, 2014
Computer/office equipment	$40,134	$10,112
Software	127,355	127,355
Accumulated depreciation	(123,039)	(118,005)
Total Fixed Assets	$44,450	$19,462

Fixed asset depreciation expense for the three months ended June 30, 2014 and 2013 was $5,465 and $4,679, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30, 2014	March 31, 2014
Interest payable	108,067	67,933
Sales tax payable	5,355	3,442
Credit card debt	51,700	43,853
Professional fees: legal, accounting & other	—	9,525
Total accrued expenses	$165,122	$124,753

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2014	March 31, 2014
Short Term Note Payable, Related Party	$928,382	$707,251
Short Term Convertible Note	50,000	50,000
Short Term Convertible Note, Related Party	-	-
Line of Credit	25,071	27,089
Long Term Note Payable	80,000
Long Term Note Payable, Related Party	23,846	23,846
Long Term Convertible Note, net of $3,953 and $7,333 discount for period ended June 30, 2014 and March 31, 2014, respectively	237,281	236,541
Long Term Convertible Note, Related Party, net of $297,178 and $315,721 discount for period ended June 30, 2014 and March 31, 2014, respectively	311,833	293,436
Total Notes Payable	$1,656,413	$1,338,163

Long Term Note Payable

On May 1, 2014, the company entered into a 36 month note payable of $20,000.  The note bears interest at twelve percent (12%) per annum. Total interest accrued as of June 30, 2014 was $401.

Note Payable – Related Party

On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012. This note was subsequently extended to July 31, 2012. A second extension was issued on this note, under the same terms and conditions, with a new maturity date of December 31, 2012. The company negotiated a third extension for this promissory note from the lender with a maturity date of March 31, 2013, which was later extended for the fourth time to July 31, 2013. Subsequently, this note was extended from July 31, 2013 to September 30, 2013 under the same terms and conditions. The company negotiated a fourth through ninth extension for this promissory note from the lender with a maturity date of March 31, 2015. Total interest accrued as of June 30, 2014 was $7,258.

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033.17 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. The company has paid $7,976 in principal leaving a balance of $56,224 at June 30, 2014

On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as describe in the 8-K filed on May 24, 2013, which states that the note is due August 24, 2016. The debt discount was calculated as $21,923. On June 30, 2014 the remaining debt discount on the convertible note was calculated as $15,322; in which $1,639 was amortized in the current quarter  This note was subsequently converted on July 21, 2014.

On March 28, 2013, we executed a promissory note with one of our shareholders, for $50,000 at 12% interest per annum, secured by eight of our sales orders to finance inventory purchases. The promissory note was due on or before June 5, 2013. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as described in the 8-K filed on May 24, 2013, which states that the note is due August 24, 2016. As stated in the preceeding paragraph, on June 30, 2014 the remaining debt discount on the convertible note was calculated as $15,322; in which $1,639 was amortized in the current quarter.  This note was subsequently converted on July 21, 2014 This note was subsequently converted on July 21, 2014.

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

On September 30, 2013, the Company reclassed this note to a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of  $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000. $3,551 of the discount was amortized to date, leaving and discount balance of $21,449 as of March 31, 2014.  Total accrued interest as of June 30, 2014 was $1,496 This note was subsequently converted on July 21, 2014.

On January 22, 2014 the Company entered into a loan transaction with one of our board members in the amount of $200,000. The note bears interest at a rate of 15% per annum, secured by Catapult PO NA1314-001 to finance inventory purchases and payoff the promissory notes dated January 7 and January 15, 2014. The promissory note and all accrued interest was due and payable on April 30, 2014. This note was subsequently paid in full including all accrued interest on April 8, 2014.

On February 13, 2014 the Company entered into a loan transaction with one of our board members in the amount of $250,000. The note bears interest at a rate of 15% per annum, secured by Tatweer Company for Educational Services Mobile Outreach Saudi Work Order 001 to finance inventory purchases. The promissory note and all accrued interest was due and payable on May 13, 2014.  This note was subsequently extended to September 30, 2014, to account for the delay in invoice acceptance and payment by Tatweer Company for Educational Services.  Total accrued interest as of June 30, 2014 was $14,075.

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

On March 4, 2014 the Company entered into a loan transaction with one of our board members in the amount of $50,000. The note bears interest at a rate of 15% per annum, secured by T4EDU Training Academy Contract to finance inventory purchases. The promissory note and all accrued interest is due and payable on April 30, 2014. $37,500 of this note was subsequently paid by being rolled into the May 16, 2014, short term related party promissory note in the amount of $150,000, payable with interest at 15% per annum, in cash on or before August 30, 2014.  Total accrued interest as of June 30, 2014 on the original note was $1,269.  The remaining principle balance at June 30, 2014 or $12,500 was subsequently paid off July 21, 2014.

On April 3, 2014, we executed a promissory note with one of our board members, for $60,000 at 15% interest per annum, secured by sales orders finance operations and inventory purchases. The promissory note was due April 30, 2014. There is no conversion feature associated with this promissory note.  The note was subsequently extended to September 30, 2014.  Total Interest accrued as of June 30, 2014 is $2,170.

On April 15, 2014, we executed a promissory note with one of our board members, for $160,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due June 30, 2014. There is no conversion feature associated with this promissory note.  The note was subsequently extended to September 30, 2014. This note was subsequently paid in full thru replacement with: $25,000 note payable executed June 5, 2014; $60,000 note payable executed 6/11/14; $75,000 of the $150,000 note payable executed June 27, 2014. Total Interest accrued as of June 30, 2014 is 4,159.

On April 11, 2014, the Company entered into a 36 month note payable of $60,000.  The note bears interest at twelve percent (12%) per annum. Total interest accrued as of June 30, 2014 was $1,578.

On May 1, 2014 we executed a promissory note with one of our shareholders and board members, for $60,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note.  The note was subsequently extended to September 30, 2014.  Total Interest accrued as of June 30, 2014 is 1,504. $17,500 of the principle of this note was subsequently paid off on July 21, 2014.

On May 5, 2014 we executed a promissory note with one of our shareholders and board members, for $145,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note.  The note was subsequently extended to September 30, 2014.  Total Interest accrued as of June 30, 2014 is 3,277.

On May 16, 2014 we executed a promissory note with one of our shareholders and board members, for $150,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note is due September 30, 2014. There is no conversion feature associated with this promissory note.  $75,000 of this note was paid off thru creation of $150,000 note payable executed June 27, 2014.  Total Interest accrued as of June 30, 2014 is 2,681. This note was subsequently paid off July 21, 2014.

On May 21, 2014 we executed a promissory note with one of our shareholders and board members, for $50,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due August 30, 2014. There is no conversion feature associated with this promissory note. Total Interest accrued as of June 30, 2014 is 822.

On June 3, 2014 we executed a promissory note with one of our shareholders and board members, for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due September 3, 2014. There is no conversion feature associated with this promissory note. Total Interest accrued as of June 30, 2014 is 277.

On June 27, 2014 we executed a promissory note with one of our shareholders and board members, for $150,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due September 30, 2014. There is no conversion feature associated with this promissory note. Total Interest accrued as of June 30, 2014 is 185.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. As of June 30, 2014, the Company has paid $13,979  in principal leaving a balance of $25,071 payable.

Convertible Note Payable

On April 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before August 31, 2015. Total accrued interest as of June 30, 2014 was $500.

On July 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary. Total accrued interest as of June 30, 2014 was $361

Convertible Note Payable – Related Party

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

On February 26, 2013, the Company executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases.  The promissory note was due on or before April 20, 2013.  There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. Subsequently the note was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 as describe in the 8-K filed on May 24, 2013.  The $95,000 convertible promissory note is for 36 month, due on or before May 24, 2016 and bears and interest rate of 8% per annum. A total discount of $21,923 was calculated on May 24, 2013, with $5,108 amortized in the current year. Total discount amortization for the quarter ending June 30, 2014 is $1,639. The note is convertible into common stock at a rate of $0.0325 per share.  This note was subsequently converted.

On August 1, 2012, the Company issued amendments to the convertible note agreements in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Subsequently and effective June 7, 2013, we executed an amendment to the loan transaction.  The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension.  On the fourth extension, all accrued interest was combined with the original principle amount as of July 31, 2012. The company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect.  As of June 30, 2014, the ending principle balance was $243,745, including the related party convertible note balance of $34,011 noted below. Interest accrued as of March 31, 2014 for the total set of notes was $17,796

For the transactions described above in regard to the original $215,000 convertible notes, $34,011 was loaned from a related party and has been separated out as described in the Company’s financial statements and accompanying notes at March 31, 2013.  Interest expense for the related party convertible note with the ending June 30, 2014 principle balance was $3,087

On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000.  The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012.  At the sole option each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05.  In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise.  At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note.  In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement.  On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note.  A second extension was issued for the remaining two notes in an aggregate amount of $50,000, under the same terms and conditions, with a new maturity date of October 31, 2012.  These two notes were subsequently extended, with no changes to the terms, were due and payable on or before December 31, 2012. The company negotiated a new maturity date with the lender and issued extensions on the two convertible promissory notes with due dates of March 31, 2013, which were subsequently extended to June 30, 2013.  The company negotiated a new maturity date with the lender and issued extensions on the two convertible promissory notes extended to June 30, 2014.  On June 30, 2014 the principle balance of the notes remains at $35,000 and $15,000 totaling to the $50,000.  The total accrued interest as of June 30, 2014 was $11,671  This note was subsequently converted.

On December 3, 2012, the Company entered into a long term convertible promissory note with board member and shareholder  in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at eight (8%) per annum and is due 36 months from the date of the agreement, on or before December 03, 2015. The proceeds from the note were used by the company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs.  The debt discount was calculated as $18,255, of which $1,233 was amortized during the twelve months ended March 31, 2013. The debt discount was calculated as $18,255, of which $5,300 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $11,722. An additional $1,471 discount was amortized in the quarter ending June 30, 2014.  Accrued interest as of June 30, 2014 is $898.  This note was subsequently converted.

On January 11, 2013, the Company entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note.  The note is secured by a secondary security interest in all of the Company’s intellectual property.  The proceeds received by the Company from the sale of this note will be used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3) issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completes and pays off all outstanding notes with Asher Enterprises. The Company recognized a discount on the debt issued related to the derivative liabilityThis debt discount was calculated as $9,285, of which $2,640 was amortized during the twelve months ended March 31, 2014. An additional $740 discount was amortized in the quarter ending June 30, 2014.  Accrued interest as of June 30, 2014 is $1,286.  This note was subsequently converted.

On September 30, 2013, the Company entered into a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of $150,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $150,000, of which $18,579 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $131,421. An additional $2,728 discount was amortized in the quarter ending June 30, 2014. Accrued interest as of June 30, 2014 is $8,975.  This note was subsequently converted.

On September 30, 2013, the Company entered into a Promissory Note in the amount of $260,000 with one of our board members, payable with interest at 10% per annum, in cash on or before November 29, 2013. The Promissory Note funded payables and other corporate purposes of borrower. This note is secured by that certain license agreement and other agreements between borrower and Kindle Education, now Creya Learning. A long-term Convertible Promissory Note was executed on January 8, 2014 that replaces the September 30, 2013, payable with interest at 8% per annum on or before January 8, 2017. The debt discount was calculated as $156,000, of which $22,286 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $133,714. An additional $1,252 discount was amortized in the quarter ending June 30, 2014.  Accrued interest as of June 30, 2014 is $16,911.  This note was subsequently converted.

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

The Company, in prior year ended March 31, 2013, issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model.  The company eliminated derivatives as of March 31, 2013.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2014:

Fair Value Measurements at June 30, 2014
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities	$—	$—	—	—
	$—	$—	—	—

NOTE 10 – DISCONTINUED OPERATIONS

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) for the desire to execute a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. JAK has agreed to assume 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable. The note shall carry an annual interest rate of 3% compounded annually and be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. The subsidiary, Labmentors, was sold to Joseph Khoury (“JAK”) for the value of approximately $100,000 of Labmentors outstanding liabilities and a note receivable for $50,740, on August 31, 2013.  The results of discontinued operations is a net loss of $0 and ($16,836)  for the quarter ended June 30, 2014 and 2013.

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

The Company leased and additional learning lab site in Eagle Idaho in Q1 of fiscal year 2015.  The lease term is 3 years for 1,050 sf for an annual base rent of $16,640 or $1,387 per month, with 3% growth per year.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  This lease was extended for 24 months, beginning July 1, 2012.  Rent expense for the warehouse was $3,975 and $3,975 for the quarter ended June 30, 2014 and 2013 respectively.

b. Litigation

Anthony Maher brought suit against PCS in January of 2014, claiming breach of an employment contract, interference with economic expectancy, and fraud.  Settlement was agreed in principle during mediation on July 9, 2014 as follows: in exchange for dismissal of the suit, and release of PCS from any liability to Mr. Maher  for any and all claims related to Mr. Maher’s employment contract with PCS, PCS will issue Mr. Maher 400,000 shares of the common stock of PCS, and pay him $50,000. PCS does not admit the allegations or any other wrongdoing, but rather settled the matter for a modest amount to avoid the expense of defending it in court.  The settlement agreement has not been signed but we anticipate execution of the settlement agreement and dismissal of the suit by August 15, 2014.  There are no other lawsuits pending involving PCS.

c. Contingencies

              None.

NOTE 12 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the three months ending June 30, 2014, $8,750 has been accrued in stock payable for the issue of 150,000 shares for services that will be issued in future periods. The total amount recorded in stock payable as of June 30, 2014 for these services and other prior period services (exclusive of Restricted Stock Units) is $19,830.

During the three months ending June 30, 2014, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $9,388.

During the three months ended June 30, 2014, the company accrued $12,500 payable in Restricted Stock Unit to its non-management directors. Each restricted stock unit is valued at a range from $0.05 to $0.10, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. As of June 30, 2014, $32,500 has been accrued for director services and recorded in stock payable.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of June 30, 2013, there are no preferred shares issued or outstanding.

NOTE 13 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended June 30, 2014 and 2013, are based on 53,335,167 and 49,293,845, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. An adjustment has been made to show that effect on the loss per share from discontinued operations as outlined below.

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	(0.01)	(0.01)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	53,370,332	49,293,845

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2014	27,856,655	14,789,300	9,722,210	3,345,145	2,320,145	1,025,000
Warrants		—	—	—
Common Stock	—	1,010,000	—	(1,010,000)	(530,000)	(480,000)
Balance as of June 30, 2014	27,856,655	15,799,300	9,722,210	2,335,145	1,790,145	545,000

No common stock options were exercised during the quarter ended June 30, 2014.

February 1, 2014, the company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2014, $2,914 of the total value was expensed. $1,015 was expensed in the quarter ending June 30, 2014.

January 1, 2014, the company granted 40,000 incentive options each to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,107. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2014, $675 of the total value was expensed. $341 was expensed in the quarter ending June 30, 2014.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue.  A risk free interest rate of 0.38 % was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175.  The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of June 30, 2014, $40,452 in value of the options was expensed.  $8,032 was expensed in the quarter ending June 30, 2014.

NOTE 15 - SUBSEQUENT EVENTS

 On July 21, 2014 we executed a promissory note with one of our shareholders and board members, for $105,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note.  This note pays off: the remaining $75,000 principle balance on the May 16, 2014, $150,000 promissory note; the remaining $12,500 principal balance on the March 4, 2014 $50,000 secured by the T4EDU Training Academy Contract; and applies $17,500 toward the May 1, 2014 promissory note.

On July 21, 2014, the company converted $646,500 in convertible long term related party,  notes payable, and the related $49,874 in accrued interest (individual notes identified in the convertible related parties  notes payable section of  NOTE 7 – NOTES PAYABLE). The strike price varied from $0.0325 to .065 depending on the note terms.  The conversion is anticipated to result in 18,455,666 shares of common stock.

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

Plan of Operation

In fiscal year 2015, PCS will expand its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies through the deployment of EdventuresLab sites starting in Boise, Idaho. PCS follows a Strategic Business Unit (SBU) and subsidiary structure that targets sales efforts to the following markets:

1) K6 programs for the elementary classroom

2) Tech Ed programs for grades 6-12

3) Afterschool programs

4) Services that provide K-16 educational solutions for the international market

During fiscal year 2015 we will continue to build a more focused approach to our web-based marketing efforts, expanding sales force, and tightened sales processes for our domestic STEM sales. The Edventures Lab program  is a key strategic addition to our plan and they  serve the following purposes: 1) R&D test bed for product improvement and refinement; 2) Revenue generation through afterschool and summer course fees. This course revenue stream will be more predictable and consistent compared to the seasonal revenues associated with education budgets; 3) The centers will serve as showrooms for PCS products in strategic locations and key districts around the country. We believe this will provide PCS with significant competitive advantages over other solution providers since administrators and educators can visit local centers for support, training, and demonstrations of our products in action; 4) Revenues from experiential retail. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the courses will provide a boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame.

To capitalize on the expansion of the EdventuresLabs, we are actively pursuing funding vehicles such as private equity and licensing arrangements. Our plan to refine operations in our first center in Boise was successful and we  deployed a second program in Eagle, Idaho in June of 2014. The establishment of this initial network of EdventuresLabs will enable more rapid expansion in FY2015 and beyond. We believe the strategic deployment of PCS EdventuresLabs to be a viable and sound approach based on our initial trial programs.

Results of Operations

For the quarter ended June 30, 2014, the Company reported a net loss of ($327,260) as compared to a net loss for the quarter ended June 30, 2013, of ($278,707), a 17% erosion of the bottom line. Increase in interest and debt expense to finance operations, sales, and product growth, and the increase in cost of goods resulted in a greater net loss than  the same quarter last year despite 155% growth in sales. The Basic Loss per Share for the quarter ended June 30, 2014, is ($0.01), which is equivalent to the ($0.01) loss per share for the three-month period ended June 30, 2013.

Revenue for the quarter ended June 30, 2014, was $1,002,566, as compared to revenue during the quarter ended June 30, 2013 of $393,259. Cost of sales rose 13% over the same quarter last year due to lower margins on international projects, and increase in sales and development costs.

During the quarter ended June 30, 2014, the company had a strong influx of new sales orders. Revenue for the quarter ending June 30, 2014 was $1,002,566 compared to revenue of $393,259, up approximately 155% compared to the same quarter last fiscal year. Net loss for the three months ended was ($327,260), compared to ($278,707), a 17% increase from the same quarter last year resulting from increased cost of goods on international projects, investments in R&D and marketing expenses, with some mitigation by continued effort to keep costs down. Cash flow from operations for the three months ended June 30, 2014 was $(191,905). The Basic Loss per Share for the quarter ended June 30, 2014, is ($0.01), which is equivalent to the ($0.01) loss per share for the three-month period ended June 30, 2013.

Operating expenses for the three-month period ended June 30, 2014, increased by $182,993,  or 40%  to $632,765, over the three-month period ended June 30, 2013. The table below identifies the quarter over quarter changes:

Operating Expenses
Product Development	$55,608	(1)
Contract labor	78,587	(2)
Employee Expenses	16,379	(3)
Marketing	29,062	(4)
Other, net	3,357
	$182,993

1)	Product Development expense increased due to investment in new domestic and international products
2)

Contract labor increased due to R&D for Robotics and Engineering products,  EdventuresLab,,,, International fulfillment needs, and the  additions of investor relations, business development, and sales and marketing partners

3)	Employee expenses increased due to higher staff levels for R&D and sales and marketing resulting in higher salary and benefits.
4)	Increase in sales and marketing to ramp up sales growth.

Liquidity

Cash provided by operations for Q1 was ($191,904) compared to cash used by operations of ($258,132) in the same period last year. The Company ended the first quarter of FY 2015 with $106,420 in cash, total current assets of $810,118 and total current liabilities of $1,719,113 resulting in a working capital deficit of $908,995 compared to a working capital deficit of $707,632 for the year ended March 31, 2014.

The Company had a current ratio at June 30, 2014 and March 31, 2014 of 0.47 and 0.52, respectively. This decrease in liquidity was due primarily to continuing net losses which were partially financed through short term debt. We have an accumulated deficit of ($38,497,446) and shareholders’ equity of ($1,496,576).

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2015.

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2014. Based on this evaluation, our management, concluded that, as of June 30, 2014, our internal control over financial reporting was not comprehensive.  Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Anthony Maher brought suit against PCS, claiming breach of an employment contract, interference with economic expectancy, and fraud.  Settlement was agreed in principle during mediation on July 9, 2014 as follows: in exchange for dismissal of the suit, and release of PCS from any liability to Mr. Maher  for any and all claims related to Mr. Maher’s employment contract with PCS, PCS will issue Mr. Maher 400,000 shares of the common stock of PCS, and pay him $50,000.00. PCS does not admit the allegations or any other wrongdoing, but rather settled the matter for a modest amount to avoid the expense of defending it court.  The settlement agreement has not been signed but we anticipate execution of the settlement agreement and dismissal of the suit by August 15, 2014.  There are no other lawsuits pending involving PCS.

Item 2. Recent Sale of Unregistered Securities.

Security issuances occurred during the quarter ended June 30, 2014.

Name of Person or Group	Shares	Consideration
**Consultants	400,000	20,000
**Legal Consultants	—	—
* Employees: Bonus	—	—
* Employees: Benefits	—	—
	400,000	20,000

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

PCS EDVENTURES!.COM, INC.

Dated:	August 5, 2014	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 5, 2014	By:	/s/ Britt E. Ide
Britt E. Ide
Secretary and Director

Dated:	August 5, 2014	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

Dated:	August 5, 2014	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

Dated:	August 5, 2014	By:	/s/ Andrew J. Scoggin
Andrew J. Scoggin
Director

