Form 10-Q
period 2014-09-30
PCS EDVENTURES COM INC
filed 2014-11-14
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

October 29, 2014: 72,130,076 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

2

INDEX

PART I - FINANCIAL INFORMATION
Page
Consolidated Balance sheets (Unaudited)	4

Consolidated Statements of Operations (Unaudited)	6

Consolidated Statement of Stockholders’ Deficit (Unaudited)	7

Consolidated Statements of Cash Flows (Unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	10

Management’s Discussion and Analysis of Financial Conditions and Results of Operations	22

Controls and Procedures	25

PART II - OTHER INFORMATION	26

SIGNATURES	28

EXHIBIT INDEX	27

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	March 31, 2014
CURRENT ASSETS
Cash	$15,567	$27,860
Accounts receivable, net of allowance for doubtful accounts of $4,063 and $4,063, respectively	180,622	489,751
Prepaid expenses	142,983	68,906
Finished goods inventory	242,753	187,386
Other receivable	3,424	3,424
Total Current Assets	585,349	777,327

FIXED ASSETS, net of accumulated depreciation of $130,587 and $118,005, respectively	40,088	19,462

OTHER ASSETS
Mold Cost	12,449	14,668
Deposits	10,276	7,371
Total Other Assets	22,725	22,039
TOTAL ASSETS	$648,162	$818,828

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	September 30, 2014 (unaudited)	March 31, 2014 (audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$414,757	$471,426
Payroll liabilities payable	37,207	35,973
Accrued expenses	113,655	124,753
Deferred revenue	80,409	68,467
Note payable, convertible, net of discount of $0 as of September 30, 2014 and March 31, 2014	—	50,000
Note payable, related party	508,057	707,251
Lines of Credit Payable	24,082	27,089
Total Current Liabilities	1,178,167	1,484,959

Notes payable, long term	80,000	—
Notes payable, related party, long term	586,364	23,846
Convertible notes payable, long term, net of $0 and $4,693 discount as of September 30, 2014 and March 31, 2014, respectively	219,734	236,541
Convertible notes payable, long term, related party, net of discount of $0 and $315,721, as of September 30, 2014 and March 31, 2014, respectively	34,011	293,436
Total Long Term Liabilities	920,109	553,823
Total Liabilities	2,098,276	2,038,782

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, no par value, 90,000,000 authorized shares, 72,130,998 and 52,970,332 shares issued and outstanding, respectively	37,686,247	36,919,152
Stock payable	121,968	31,080
Accumulated deficit	(39,258,329)	(38,170,186)
Total Stockholders’ Deficit	(1,450,114)	(1,219,954)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$648,162	$818,828

The accompanying notes are an integral part of these consolidated financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Lab revenue	$287,283	$421,624	$957,646	$747,806
International service revenue	219,711	2,046	504,794	3,314
Learning Center revenue	41,380	18,196	77,819	39,039
License and royalty revenue	6,165	4,572	16,845	10,065
Total Revenues	554,539	446,438	1,557,104	800,224
COST OF SALES	405,141	219,934	1,030,422	397,537
GROSS PROFIT	149,398	226,504	526,682	402,686
OPERATING EXPENSES
Salaries and wages	258,164	145,884	460,441	295,183
Depreciation and amortization expense	7,117	4,679	12,582	9,358
General and administrative expenses	299,189	268,115	724,212	523,006
Total Operating Expenses	564,470	418,678	1,197,235	827,547
OPERATING LOSS	(415,072)	(192,174)	(670,553)	(424,860)
OTHER INCOME AND EXPENSES
Interest income	—	—	—	12
Interest expense	(345,811)	(36,712)	(417,590)	(65,486)
Total Other Income/(Expense)	(345,811)	(36,712)	(417,590)	(65,486)
LOSS FROM CONTINUING OPERATIONS	(760,883)	(228,886)	(1,088,143)	(490,334)
LOSS FROM DISCONTINUED OPERATIONS	—	(11,933)	—	(29,191)
NET LOSS	(760,883)	(240,819)	(1,088,143)	(519,525)
NET COMPREHENSIVE LOSS	(760,883)	(240,819)	(1,088,143)	(519,525)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(760,883)	$(240,819)	$(1,088,143)	$(519,525)

Basic and diluted net loss per common share:
Basic and diluted loss per share from continuing operations	$(0.01)	$(0.0)	$(0.02)	$(0.01)
Basic and diluted loss per share from discontinued operations	$0.0	$0.0	$0.0	$0.0
Basic and diluted net loss per share	$(0.01)	$(0.0)	$(0.02)	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	60,843,159	50,166,265	60,825,672	49,732,439

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/2014	52,970,332	$36,919,152	$31,080	$(38,170,186)	—	$(1,219,954)

Stock for Services	750,000	37,500	66,080	—	—	103,580

Stock for RSU's	—	—	24,808	—	—	24,808

Stock for Settlement	400,000	22,000				22,000

Conversion of Notes Payable	18,855,666	696,373	—	—	—	696,373

Option/Warrant Expense	—	11,222	—	—	—	11,222

Net Loss through 09/30/2014	—	—	—	(1,088,143)	—	(1,088,143)

Balance at 09/30/2014 (unaudited)	72,575,998	$37,686,247	$121,968	$(39,258,329)	$—	$(1,450,114)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,088,143)	$(519,525)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt discount amortization	320,267	31,105
Depreciation and amortization	14,801	9,358
Stock on settlement	22,000	—
Common stock issued for services	62,308	2,275
Stock payable for service	66,080	28,260
Amortization of fair value of stock options	11,222	28,272
Bad debt	—	50,740

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	309,129	(13,151)
(Increase) decrease in prepaid expenses	(74,078)	(3,850)
(Increase) decrease in inventories	(55,367)	(29,701)
(Increase) decrease in other current assets	—	737
(Increase) decrease in other assets	(2,905)	2,219
(Decrease) increase in accounts payable and accrued liabilities	(18,282)	170,408
Increase (decrease) in unearned revenue	11,942	(1,416)
Net Cash Provided used by Operating Activities	(421,026)	(244,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(33,328)	—
Net Cash Used by Investing Activities	(33,328)	—
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment on LOC	(1,121)	520,000
Borrowings on note payable	80,000	—
Proceeds from note payable – RP	740,158	(225,173)
Principal payments on debt	(376,976)	—
Net Cash Provided by Financing Activities	442,061	294,827

Foreign currency translation	—	(3,534)
Net Increase (Decrease) in Cash	(12,293)	47,024
Cash at Beginning of Period	27,860	247,246
Cash at End of Period	18,472	294,270

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended
	September 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2014	2013
Common stock issued for services (stock payable)	$—	$1,640
Common stock issued for employee bonus (stock payable)	—	600
RSU Forfeiture	—	13,750
Conversion of debt	696,373	100,000
Debt discount	—	220,000
Sale of Subsidiary	$—	$140,926

CASH PAID FOR	2014	2013
Interest	$102,176	$36,712
Income Taxes	—	800

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC AND SUBSIDIARY

Notes to the Consolidated Financial Statements

September 30, 2014

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc. On September 26, 2014 the shareholders voted for the proposal to grant the board of directors the authority to change the name of the company in a fashion that will remove the .com but retain the current brand.

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

 On January 31, 2013, PCS Edventures!.com, Inc. formed a subsidiary called Premiere Science Inc. incorporated and registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com,Inc. and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the quarter year ended September 30, 2014.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The September 30, 2014, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2014. The March 31, 2014, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established sources of revenues are not sufficient to cover the Company’s operating costs. The Company has accumulated significant losses, payables, and generated negative cash flows. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position are as follows:

During the fiscal year ended March 31, 2014, PCS continued its transition to more effective marketing and sales strategies including focused targeting of afterschool markets, building a personal sales force to penetrate the classroom market, and expanding its channel partners who already have market penetration. PCS doubled its field sales force in Q3 and Q4 and plans to continue this expansion in FY2015 by adding on additional channel partners and expanding its internal sales force. PCS also recognizes that its experience in operating learning centers creates a unique opportunity to supplement the current PCS business model through opening learning centers through licensing arrangements that will facilitate fast growth. This approach combines PCS expertise in experiential learning with its considerable store of intellectual property comprised of learning frameworks, content, proprietary hardware, and software developed over the past two decades while increasing the throughput of our existing direct sales efforts. This marketing approach will incorporate the large body of PCS intellectual property into an afterschool program that families will pay tuition to attend.

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

Revenue for the period ending September 30, 2014 was $1,557,104 compared to revenue of $800,224, up approximately 94.58% compared to the same period last fiscal year. Net loss for the six months ended was ($1,088,143), compared to ($490,334), a 122% increase from the same period last year resulting from: $320,267 of note payable discount taken to interest expense on note conversion, $632,885 increased cost of goods, investments in R&D and marketing, with some mitigation by continued effort to keep costs down. Cash flow from operations for the six months ended September 30, 2014 was $(421,026), which partially had to do with order fulfillment delays related to International operations, and inventory delays.

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by increase in revenues this quarter, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described, to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	September 30, 2014	March 31, 2014
Prepaid insurance	$3,753	$9,709
Prepaid trade show/travel	—	1,150
Prepaid inventory	106,280	38,452
Prepaid software	26,017	11,457
Prepaid expenses, other	6,933	8,138
Total Prepaid Expenses	$142,983	$68,906

NOTE 5 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	September 30, 2014	March 31, 2014
Computer/office equipment	$43,320	$10,112
Software	127,355	127,355
Accumulated depreciation	(130,587)	(118,005)
Total Fixed Assets	$40,088	$19,462

Fixed asset depreciation expense for the six months ended September 30, 2014 and 2013 was $12,582 and $9,358 respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30, 2014	March 31, 2014
Interest payable	$53,748	$67,933
Sales tax payable	3,918	3,442
Credit card debt	55,428	43,853
Professional fees: legal, accounting & other	561	9,525
Total accrued expenses	$113,655	$124,753

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2014	March 31, 2014
Short Term Note Payable, Related Party	$508,251	$707,251
Short Term Convertible Note, net discount of $0 as of September 30, 2014 and March 31, 2014	—	50,000
Line of Credit	24,082	27,089
Long Term Note Payable	80,000	—
Long Term Note Payable, Related Party	586,364	23,846
Convertible notes payable, long term, net of $0 and $4,693 discount as of September 30, 2014 and March 31, 2014, respectively	219,734	236,541
Convertible notes payable, long term, related party, net of discount of $0 and $315,721, as of September 30, 2014 and March 31, 2014, respectively	34,011	293,436
Total Notes Payable	$1,452,248	$1,338,163

Long Term Note Payable

On May 1, 2014, the company entered into a 36 month note payable of $20,000. The note bears interest at twelve percent (12%) per annum. Total interest accrued as of September 30, 2014 was $1,006.

On April 11, 2014, the Company entered into a 36 month note payable of $60,000. The note bears interest at twelve percent (12%) per annum. Total interest accrued as of September 30, 2014 was $3,393. There is no conversion feature associated with this promissory note.

Note Payable – Related Party

On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012 with no conversion feature. This note extended under the same terms and conditions to March 31, 2015. Total interest accrued as of September 30, 2014 was $8,014.

On January 13, 2012, the Company entered into two separate promissory notes, which are non-convertible, in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. The company has paid $10,642 in principal leaving a balance of $53,558 at September 30, 2014.

On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. The remaining $45,000 was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 which included an additional $50,000 promissory note as describe in the 8-K filed on May 24, 2013, with a maturity date of August 24, 2016 (See Convertible Note Payable – Related Party). The debt discount was calculated as $21,923. This note was converted on July 21, 2014 with total accrued interest of $6,041 into 3,108,944 shares. During the period ended September 30, 2014, $1,639 discount was amortized and the remaining debt discount of $15,322 was fully expensed upon conversion. Due to conversion within the terms of the note, no gain or loss was recognized.

On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. This note was extended on September 30, 2013 and reclassed to a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share (See Convertible Note Payable – Related Party), which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000. This note was converted on July 21, 2014 with total accrued interest as of July 21, 2014 was $1,611 into 665,274 shares. During the period ended September 30, 2014, $455 discount was amortized and the remaining $21,499 was fully expensed up conversion. Due to conversion within the term of the note, no gain or loss was recognized.

On January 22, 2014 the Company entered into a loan transaction with one of our board members in the amount of $200,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Catapult PO NA1314-001 to finance inventory purchases and payoff the promissory notes dated January 7 and January 15, 2014. The promissory note and all accrued interest were due and payable on April 30, 2014. This note was paid in full including all accrued interest on April 8, 2014.

On February 13, 2014 the Company entered into a loan transaction with one of our board members in the amount of $250,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Tatweer Company for Educational Services Mobile Outreach Saudi Work Order 001 to finance inventory purchases. The promissory note and all accrued interest were due and payable on May 13, 2014. This note was extended to September 30, 2014, to account for the delay in invoice acceptance and payment by Tatweer Company for Educational Services. On September 9, 2014, the Company accrued and paid interest in the amount of $20,445. As of September 30, 2014 the remaining principal balance of $250,000 remains outstanding.

On February 21, 2014 the Company entered into a loan transaction with one of our board members in the amount of $70,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Catapult Learning PO NA1314-090 to finance inventory purchases. The promissory note and all accrued interest were due and payable on April 30, 2014. This note was paid in full including all accrued interest on April 22, 2014.

On March 4, 2014 the Company entered into a loan transaction with one of our board members in the amount of $50,000. The note is non-convertible and bears interest at a rate of 15% per annum, secured by T4EDU Training Academy Contract to finance inventory purchases. The promissory note and all accrued interest were due and payable on April 30, 2014. $37,500 of this note was paid during the period and the remaining $12,500 was extended and rolled into a new promissory note dated July 21, 2014 for $105,000 (includes a $75,000 and $17,500 promissory notes) with interest at 15% per annum due on or before August 30, 2014.  Total accrued interest as of September 30, 2014 on the original note was $1,377. (See note dated July 21, 2014)

On April 3, 2014, the Company executed a promissory note with one of our board members, for $60,000 at 15% interest per annum, secured by sales orders finance operations and inventory purchases. The promissory note was due April 30, 2014. There is no conversion feature associated with this promissory note. The note was replaced with on note dated July 28, 2014. Total interest accrued up through date of replacement was $2,860.

On April 15, 2014, the Company executed a promissory note with one of our board members, for $160,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due June 30, 2014. There is no conversion feature associated with this promissory note. The note was extended to September 30, 2014. This note was replaced by three different notes: $25,000 note payable executed June 3, 2014 (which was replaced by a $25,000 note dated June 28, 2014); $60,000 note payable executed August 20, 2014; $75,000 of the $150,000 note payable executed June 27, 2014 (which was replaced by three other notes dated August 20, 2014, August 07, 2014 and July 28, 2014). Total Interest accrued during the period, up through the dates of replacement, is $4,159.

On May 1, 2014 the Company executed a promissory note with one of our shareholders and board members, for $60,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note. The note was extended to September 30, 2014. During the period ended September 30, 2014, the notes were separated split into two notes, $17,500 and $42,500 and included in two separate notes dated July 21, 2014 for $105,000 and July 28, 2014 for $210,000, respectively.

On May 5, 2014 the Company executed a promissory note with one of our shareholders and board members, for $145,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note. The note was extended to September 30, 2014. Total Interest accrued as of September 30, 2014 is 3,277.

On May 16, 2014 the Company executed a promissory note with one of our shareholders and board members, for $150,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due September 30, 2014. There is no conversion feature associated with this promissory note. $75,000 of this note was added to a $150,000 note payable executed June 21, 2014. The other $75,000 was added to another $150,000 note dated June 27, 2014. Total interest accrued up through dates of replacement was $3,329.

On May 21, 2014 the Company executed a promissory note with one of our shareholders and board members, for $50,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due August 30, 2014. There is no conversion feature associated with this promissory note. This promissory note was rolled into promissory note dated July 28, 2014 for $210,000. Total interest accrued up through the date of replacement was $5,523.

On June 3, 2014 the Company executed a promissory note with one of our shareholders and board members (part of a replacement note for promissory note dated April 15, 2014), for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due September 3, 2014. There is no conversion feature associated with this promissory note. This promissory note was rolled into a promissory note dated July 28, 2014 for $210,000. Total Interest accrued up through the date of replacement was $565.

On June 27, 2014 the Company executed a promissory note with one of our shareholders and board members, for $150,000 at 15% interest per annum (compose of two separate $75,000 notes that was previously issued and replaced dated May 16, 2014 and April 16,2014, respectively), secured by sales orders to finance operations and inventory purchases. The promissory note was due September 30, 2014. There is no conversion feature associated with this promissory note. This note is replaced by three different notes: $63,000 note payable executed on August 20, 2014, a part of the $123,000 promissory note; $25,000 note payable executed on August 7, 2014; and $32,500 note executed on July 28, 2014. The remaining principal and accrued interest balance as of September 30, 2014 is $29,500 and $3,165, respectively.

On July 21, 2014 the Company executed a promissory note with one of our shareholders and board members, for $105,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note. This promissory note composed of prior issued notes dated March 4, 2014 for $12,500; May 1, 2014 for $17,500; and May 16, 2014 for $75,000. Total Interest accrued as of September 30, 2014 was $2,244.

On July 21, 2014, the Company converted $646,500 in convertible long term related party, notes payable, and the related $49,874 in accrued interest (individual notes identified in the convertible related parties notes payable section of (See Convertible note – related party). The strike price varied from $0.0325 to .065 depending on the note terms. The conversion resulted in 18,455,666 shares of common stock.

On July 28, 2014, the Company executed a promissory note with one of our shareholders and board members, for $210,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note. This promissory note composed of prior issued notes dated April 3, 2014 for $60,000; May 1, 2014 for $42,500; May 21, 2014 for $50,000; June 3, 2014 for $25,000 and June 27, 2014 for $32,500. Total Interest accrued as of September 30, 2014 was $5,523.

On July 28, 2014 the Company executed a promissory note with one of our shareholders and board members, for $100,000 at 5% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note is due November 28, 2014. There is no conversion feature associated with this promissory note. Total interest accrued as of September 30, 2014 is $877

On August 7, 2014 the Company executed a promissory note with one of our shareholders and board members, for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due October 31, 2014. There is no conversion feature associated with this promissory note. This note replaced prior issued note dated June 27, 2014. Total interest accrued as of September 30, 2014 was $555.

On August 20, 2014 the Company executed a promissory note with one of our shareholders and board members, for $123,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due November 30, 2014. There is no conversion feature associated with this promissory note. This notes replaced prior issued note dated June 27, 2014 for $63,000 and April 15, 2014 for $60,000. Total Interest accrued as of September 30, 2014 was $2,072.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. As of September 30, 2014, the Company has paid $15,763 in principal leaving a balance of $23,287 payable.

Convertible Note Payable – Non-related party

On August 1, 2012, the Company issued amendments to the convertible note agreements (convertible into common stock at a rate of $0.15 per share) in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued (fully expensed in the prior period) on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017. At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Subsequently and effective June 7, 2013, we executed an amendment to the loan transaction. The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension. On the fourth extension, all accrued interest was combined with the original principal amount as of July 31, 2012. The company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect. As of September 30, 2014, the ending principle balance was $243,745, including the related party convertible note balance of $34,011 noted below. Interest accrued as of September 30, 2014 for the total set of notes was $23,420.

On April 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty-four months from the date of the note, on or before August 31, 2015. Total accrued interest as of September 30, 2014 was $601.

On July 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty-four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary. Total accrued interest as of September 30, 2014 was $520.

Convertible Note Payable – Related Party

For the transactions described above in regard to the original $215,000 convertible notes, $34,011 was loaned from a related party and has been separated out as described in the Company’s financial statements and accompanying notes at March 31, 2013. Interest expense for the related party convertible note with the ending September 30, 2014 principle balance was $3,945.

On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. The remaining $45,000 was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 which included an additional $50,000 promissory note as describe in the 8-K filed on May 24, 2013, with a maturity date of August 24, 2016 and conversion rate of $0.0325. The debt discount was calculated as $21,923. This note was converted on July 21, 2014 with total accrued interest of $6,041 into 3,108,944 shares. During the period ended September 30, 2014, $1,639 discount was amortized and the remaining debt discount of $15,322 was fully expensed upon conversion. Due to conversion within the terms of the note, no gain or loss was recognized.

On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000. The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012. At the sole option of each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05. In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise. At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note. In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement. On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. The remaining two notes were extended, with no changes to the terms, were due and payable on June 30, 2014. On July 21, 2014 the principal balance of the notes at $35,000 and $15,000 totaling to the $50,000 plus the accrued interest of $11,959 was converted into 1,239,178 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Discount recognized on the convertible note were fully expensed in the prior period. Due to conversion within the terms of the note, no gain or loss was recognized.

On December 3, 2012, the Company entered into a long term convertible promissory note with a board member and shareholder in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at eight (8%) per annum and is due 36 months from the date of the agreement, on or before December 03, 2015. The proceeds from the note were used by the company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs. The debt discount was calculated as $18,255, of which $5,300 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $11,722. This note was converted on July 21, 2014 with total accrued interest of $1,105 into 1,152,617 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. During the period ended September 30, 2014, $1,471 discount was amortized and the remaining $10,251 was fully expensed upon conversion of the promissory note. Due to conversion within the terms of the note, no gain or loss was recognized.

On January 11, 2013, the Company entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note. The note is secured by a secondary security interest in all of the Company’s intellectual property. The proceeds received by the Company from the sale of this note were used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3) issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completes and pays off all outstanding notes with Asher Enterprises. The Company recognized a discount on the debt issued related to the derivative liability. This debt discount was calculated as $9,285, of which $4,592 was amortized during the twelve months ended March 31, 2014. This note was converted on July 21, 2014 with total accrued interest of $1,385 into 352,084 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. During the period ended September 30, 2014, $740 discount was amortized and the remaining $3,953 was fully expensed upon conversion of the promissory note. Due to conversion within the terms of the note, no gain or loss was recognized.

On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. This note was extended on September 30, 2013 and reclassed to a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000. This note was converted on July 21, 2014 with total accrued interest as of July 21, 2014 was $1,611 into 665,274 shares. During the period ended September 30, 2014, $455 discount was amortized and the remaining $21,499 was fully expensed up conversion. Due to conversion within the term of the note, no gain or loss was recognized.

On September 30, 2013, the Company entered into a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of $150,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $150,000, of which $18,579 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $131,421. This note was converted on July 21, 2014 with total accrued interest of $9,666 into 3,991,644 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. During the period ended September 30, 2014, $2,728 was amortized and the remaining $128,693 was fully expensed upon conversion of the promissory note. Due to conversion within the terms of the note, no gain or loss was recognized.

On September 30, 2013, the Company entered into a Promissory Note in the amount of $260,000 with one of our board members, payable with interest at 10% per annum, in cash on or before November 29, 2013. The Promissory Note funded payables and other corporate purposes of borrower. This note is secured by that certain license agreement and other agreements between borrower and Kindle Education, now Creya Learning. A long-term Convertible Promissory Note (convertible at a rate of $0.035 per share) was executed on January 8, 2014 that replaced the September 30, 2013, payable with interest at 8% per annum on or before January 8, 2017. The debt discount was calculated as $156,000, of which $22,286 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $133,714. This note was converted on July 21, 2014 with total accrued interest of $18,107 into 7,945,925 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. During the period ended September 30, 2014, $12,251 was amortized and the remaining $121,463 was fully expensed upon conversion of the promissory note. Due to conversion within the terms of the note, no gain or loss was recognized.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted guidance that defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014 and March 31, 2014:

Fair Value Measurements at September 30, 2014
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

	$—	$—	—	—
	$—	$—	—	—

Fair Value Measurements at March 31, 2014
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

	$—	$—	—	—
	$—	$—	—	—

NOTE 9 – DISCONTINUED OPERATIONS

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. Rent expense for the corporate offices was $21,196 and 26,041 for the quarter ended September 30, 2014 and 2013, and $99,318 and $107,717 for the twelve months ended March 31, 2014 and 2013, respectively, under this lease arrangement. On December 31, 2013 the Company signed an amendment to the existing contract to reduce the leased square feet to 5,412 for $6,765/ month for 12 months ending December 31, 2014.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. Rent expense for the warehouse was $3,975 and $3,975 for the three months ended September 30, 2014 and 2013, respectively.

b. Litigation

Anthony Maher brought suit against PCS in January of 2014, claiming breach of an employment contract, interference with economic expectancy, and fraud. Settlement was agreed in principle during mediation on July 9, 2014 as follows: in exchange for dismissal of the suit, and release of PCS from any liability to Mr. Maher for any and all claims related to Mr. Maher’s employment contract with PCS, PCS issued Mr. Maher 400,000 shares of the common stock of PCS, and paid him $50,000. PCS does not admit the allegations or any other wrongdoing, but would rather settle the matter for a modest amount to avoid the expense of defending it in court. The settlement agreement was executed on July 9, 2014. There are no other lawsuits pending involving PCS.

c. Contingencies

 None

NOTE 11 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the period ending September 30, 2014, $77,160 has been accrued in stock payable that will be issued in future periods.

During the period ending September 30, 2014, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $11,222.

During the period ending September 30, 2014, the Company issued 750,000 shares of common stock for consulting services. The shares were valued based on the fair market price on the date of grant for a total of $37,500.

During the period ending September 30, 2014, the Company issued 400,000 shares to a related party for settlement of liabilities. The shares were valued based on the fair market price on the date of grant for a total of $22,000.

On July 21, 2014, a $95,000 note was converted with total accrued interest of $6,041 into 3,108,944 shares. Due to conversion within the terms of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

On July 21, 2014 the principal balance of the notes at $35,000 and $15,000 totaling to the $50,000 plus the accrued interest of $11,959 was converted into 1,239,178 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the terms of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

On July 21, 2014, a $45,000 note was converted with total accrued interest of $1,105 into 1,152,617 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the terms of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

On July 21, 2014, a $21,500 note was converted with total accrued interest of $1,385 into 352,084 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the terms of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

On July 21, 2014, a $25,000 note was converted with total accrued interest as of July 21, 2014 was $1,611 into 665,274 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the term of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

On July 21, 2014, a $150,000 note was converted with total accrued interest of $9,666 into 3,991,644 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the terms of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

On July 21, 2014, a $260,000 note was converted with total accrued interest of $18,107 into 7,945,925 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the terms of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

During the period ended September 30, 2014, the company accrued $12,308 payable in Restricted Stock Unit to its non-management directors. Each restricted stock unit is valued at $0.05, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. Mr. Donald J. Farley resigned from the board on August 1, 2013, forfeiting $13,750. This amount was removed from Restricted Stock Units payable. As of September 30, 2014, $44,808 has been accrued for director services. For the directors who chose to defer payment in a prior year an entry was made to book fair market value of the RSU, in which $21,000 was recorded to Common Stock and $9,000 was reclassed to stock payable.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of September 30, 2014, there are no preferred shares issued or outstanding.

NOTE 12 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three-month periods ended September 30, 2014 and 2013, are based on 60,843,159 and 50,166,265, respectively, of weighted average common shares outstanding.

Basic and diluted net loss per common share for the six-month periods ended September 30, 2014 and 2013, are based on 60,825,672 and 49,732,439, respectively, of weighted average common shares outstanding.

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2014	27,856,655	14,789,300	9,722,210	3,345,145	2,320,145	1,025,000
Warrants	—	—	—	—	—	—
Common Stock	—	1,255,150	—	(1,255,150)	(775,150)	(480,000)
Balance as of September 30, 2014	27,856,655	16,044,450	9,722,210	2,089,995	1,544,995	545,000

No common stock options were exercised during the period ended September 30, 2014.

January 1, 2014, the company granted 40,000 incentive options each to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,107. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2014, $ 1,513 of the total value was expensed. $650 was expensed in the six months ending June 30, 2014.

February 1, 2014, the company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2014, $5,424 of the total value was expensed. $3,166 was expensed in the six months ending September 30, 2014.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue. A risk free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175. The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2014, $40,452 in value of the options was expensed. $7,406 was expensed in the six months ending September 30, 2014.

NOTE 14 - SUBSEQUENT EVENTS

On July 21, 2014 the Company executed a promissory note with one of our shareholders and board members, for $105,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note. This note pays off: the remaining $75,000 principle balance on the May 16, 2014, $150,000 promissory note; the remaining $12,500 principal balance on the March 4, 2014 $50,000 secured by the T4EDU Training Academy Contract; and applies $17,500 toward the May 1, 2014 promissory note. Total Interest accrued as of September 30, 2014 was $2,244. This note was paid in full through a note consolidation into the $870,457 promissory note dated October 21, 2014.

On July 28, 2014, the Company executed a promissory note with one of our shareholders and board members, for $210,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note. This note pays off: the April 3, 2014 $60,000 note payable principle balance; the remaining $42,500 principle balance on the $60,000 May 1, 2014 promissory note; the May 21, 2014 $50,000; the June 3, 2014 note payable principle balance of $25,000; and $32,500 of the June 27, 2014 promissory note. Total Interest accrued as of September 30, 2014 was $5,523. This note was paid in full through a note consolidation into the $870,457 promissory note dated October 21, 2014.

On August 7, 2014 the Company executed a promissory note with one of our shareholders and board members, for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due October 31, 2014. There is no conversion feature associated with this promissory note. This note was paid in full through a note consolidation into $870,457 promissory note dated October 21, 2014. Total Interest accrued as of September 30, 2014 was $247. This note was paid in full through a note consolidation into the $870,457 promissory note dated October 21, 2014.

On August 20, 2014 the Company executed a promissory note with one of our shareholders and board members, for $123,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due November 30, 2014. There is no conversion feature associated with this promissory note. This note was paid in full through a note consolidation into $870,457 promissory note dated October 21, 2014. Total Interest accrued as of September 30, 2014 was $2,072.

On October 21, 2014 the Company executed a promissory note with one of our shareholders and board members, for $870,457 at 10% interest per annum, secured by sales orders, inventory, and other assets. The promissory note is due May 31, 2015. There is no conversion feature associated with this promissory note. This note to consolidated 7 promissory notes, $175,000 in new cash deposited, and $7,957 of $15457 total interest accrued as of September 30, 2014.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-K for the year ended March 31, 2014.

Plan of Operation

In fiscal year 2015, PCS will expand its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies through the deployment of EdventuresLab sites starting in Boise, Idaho. PCS follows a Strategic Business Unit (SBU) structure that targets sales efforts to the following markets:

1) K6 programs for the elementary classroom

2) Tech Ed programs for grades 6-12

3) Afterschool programs

4) Services that provide educational solutions for the international market

During fiscal year 2015 we will continue to build a more focused approach to our web-based marketing efforts, expanding sales force, and tightened sales processes for our domestic STEM sales. The Edventures Lab program is a key strategic addition to our plan and serves the following purposes: 1) R&D test bed for product improvement and refinement; 2) Revenue generation through afterschool and summer course fees. This course revenue stream will be more predictable and consistent compared to the seasonal revenues associated with education budgets; 3) The centers will serve as showrooms for PCS products in strategic locations and key districts around the country. We believe this will provide PCS with significant competitive advantages over other solution providers since administrators and educators can visit local centers for support, training, and demonstrations of our products in action; 4) Revenues from STEMretail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the courses as well as the larger home retail market will provide a boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame.

We have deployed a second program in Eagle, Idaho. The establishment of this initial network of centers will enable more rapid expansion in FY2015 and beyond. We believe the strategic deployment of Edventures Labs to be a viable and sound approach based on our initial trial programs.

Results of Operations

For the six-month period ended September 30, 2014, the Company reported a net loss of ($1,088,143) as compared to a net loss of ($489,631) for the six-month period ended September 30, 2013. The increased loss was due to the full amortization of all note payable discounts totaling $301,131 on July 21, 2014 as a result of $646,500 in notes payable conversion into 18,455,666 common stock shares and increase in cost of sales on international contracts. The Basic Loss per Share for six-month period ended September 30, 2014, is ($0.02), which varies from the ($0.01) loss per share for the six-month period ended September 30, 2013.

Revenue for the six-month period ended September 30, 2014 was $1,557,104, as compared to revenue during the six-month period ended September 30, 2013 of $800,223. The revenue increase was predominantly due to $504,794 in international sales.

Operating expenses for the six-month period ended September 30, 2014, increased by $370,393 (45%) to $1,197,235; compared to $826,842 for the six-month period ended September 30, 2013.

For the three months ended September 30, 2014, the Company reported a net loss of ($760,883) as compared to a net loss of ($228,886) for the quarter ended September 30, 2013. The increased loss was predominantly due to the full amortization of all note payable discounts totaling $301,131 on July 21, 2014 as a result of $646,500 in notes payable conversion into 18,455,666 common stock shares. The Basic Loss per Share for the quarter ended September 30, 2014, is ($0.01), which varies from the ($0.00) loss per share for the three-month period ended September 30, 2013.

Revenue for the three months ended September 30, 2014 was $554,539, as compared to revenue during the quarter ended September 30, 2013 of $446,438. The revenue increase was predominantly due to $219,711 in international sales. Additional orders received from International efforts in Q2, though not invoiced, were substantial and anticipated to continue in growth this fiscal year. Further, management is confident that its new sales and marketing strategy will continue to yield positive results as an expanded sales force is deployed in Q3 and Q4.

Operating expenses for the three-month period ended September 30, 2014, increased by $145,792 (35%) to $564,470 as compared to $446,438 for the three-month period ended September 30, 2013. The table below identifies the quarter over quarter changes:

	Operating Expenses
	3 months ended September 30, 2014	6 months ended September 30, 2014
Marketing	$ 20,219	$ 49,023	(1)
Product Development	60,000	64,783	(2)
Employee Expenses	55,880	108,614	(3)
Bad Debt	(50,740)	(50,740)	(4)
Settlement Expense	32,000	32,000	(5)
Product Development KSA	17,127	119,796	(6)
Professional Fees	1,175	26,564	(7)
Other, net	10,131	20,353
	$ 145,792	$ 370,393

1)	Marketing Expense increased due to additional sales and promotional efforts at tradeshows, magazines, and locally for the learning centers.

2)	Product Development Expense includes stock compensation for Cortex 5.0.

3)	Employee Expenses increased due to filling of open positions for marketing and product development, and added international contract administration.

4)	Bad Debt 2013 contained LabMentor Sales Note Receivable.
5)	Settlement Expense of Anthony Maher July 9, 2014.
6)	Product Development Kingdom Saudi Arabia (KSA) for specialized contract fulfillment.
7)	Professional Fees increased due to cost incurred for capital raising efforts.

Total other income (expense) for Q2 FY 2014 and FY 2013 was ($36,524) and ($36,172) respectively, showed little change in interest expense year over year.

Liquidity

Cash used by operations for Q2 was ($421,026) compared to cash provided by operations of ($244,269) in the same period last year. The Company ended the second quarter of FY 2015 with $18,472 in cash, total current assets of $ 585,349, and total current liabilities of $1,178,167 resulting in a working capital deficit of $592,818 compared to a working capital deficit of $385,254 for the year ended March 31, 2014.

For financing activities in FY 2015, management obtained $820,158 by issuing Promissory Notes. Proceeds were used for operations and working capital.

The Company had a current ratio at September 30, 2014 and June 30, 2014 of .33 and .47, respectively. This decrease in liquidity was due primarily to the reduction in accounts receivable from payment of large invoices for major customers. We have an accumulated deficit of ($39,258,329) and shareholders’ equity of ($1,450,114).

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal year 2015.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2014. Based on this evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was not comprehensive. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Recent Sale of Unregistered Securities.

Security issuances occurred during the quarter ended September 30, 2014.

Name of Person or Group	Shares	Consideration
**Consultants	350,000	$17,500
**Convertible Promissory Note Holders	18,455,666	696,374
* Employees: Bonus	—	—
**Settlement Expense	400,000	22,000
	19,205,666	$735,874

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

PCS EDVENTURES!.COM, INC.

Dated:	November 7, 2014	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November 7, 2014	By:	/s/ Britt E. Ide
Britt E. Ide
Secretary and Director

Dated:	November 7, 2014	By:	/s/ Andrew J. Scoggin
Andrew J. Scoggin
Director

Dated:	November 7, 2014	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

Dated:	November 7, 2014	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

