Form 10-Q
period 2014-12-31
PCS EDVENTURES COM INC
filed 2015-02-11
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

January 21, 2015: 73,745,998 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

2

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	December 31, 2014 (Unaudited)	March 31, 2014
CURRENT ASSETS
Cash	$20,323	$27,860
Accounts receivable, net of allowance for doubtful accounts of $4,063 and $4,063, respectively	330,264	489,751
Prepaid expenses	48,033	68,906
Finished goods inventory	247,705	187,386
Other receivable	-	3,424
Total Current Assets	646,325	777,327

FIXED ASSETS, net of accumulated depreciation of $122,836 and $118,005, respectively	32,971	19,462

OTHER ASSETS
Note Receivable, net of allowance of $47,743	2,785	-
Mold cost	11,339	14,668
Deposits	7,619	7,371
Total Other Assets	21,743	22,039
TOTAL ASSETS	$701,039	$818,828

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	December 31, 2014 (Unaudited)	March 31, 2014
CURRENT LIABILITIES
Accounts payable and other current liabilities	$421,209	$471,426
Payroll liabilities payable	32,829	35,973
Accrued expenses	131,926	124,753
Deferred revenue	34,526	68,467
Note payable, convertible, related party, net of $38,571 and $0 discount as of December 31, 2014 and March 31, 2014, respectively	161,429	50,000
Note payable, related party	966,350	707,251
Line of credit payable	22,905	27,089
Total Current Liabilities	1,771,174	1,484,959

Notes payable, long term	20,004	-
Notes payable, related party, long term	116,871	23,846
Convertible notes payable, long term, related party, net of $0 and $315,721 discount as of December 31, 2014 and March 2014, respectively	-	293,436
Convertible notes payable, long term, net of $0 and $4,693 discount as of December 31, 2014 and March 31, 2014, respectively	219,734	236,541
Total Long Term Liabilities	356,609	553,823
Total Liabilities	2,127,783	2,038,782

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 90,000,000 authorized shares, 73,745,998 and 52,970,332 shares issued and outstanding, respectively	37,806,221	36,919,152
Stock payable	60,732	31,080
Accumulated deficit	(39,293,697)	(38,170,186)
Total Stockholders' Equity (Deficit)	(1,426,744)	(1,219,954)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$701,039	$818,828

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Income Statements (USD $)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
REVENUES
Lab revenue	$314,056	$226,260	1,271,702	$974,066
International service revenue	385,569	81,229	890,364	84,543
Learning Center revenue	72,853	35,516	150,672	74,555
License and royalty revenue	9,844	5,334	26,688	15,399
Total Revenues	782,322	348,339	2,339,426	1,148,563
COST OF SALES	272,605	164,210	1,303,027	561,747
GROSS PROFIT	509,717	184,129	1,036,399	586,816,
OPERATING EXPENSES
Salaries and wages	200,901	155,583	604,942	450,766
Depreciation and amortization	7,117	4,678	19,699	14,036
General and administrative expenses	290,631	220,996	1,071,243	744,002
Total Operating Expenses	498,649	381,257	1,695,884	1,208,804
OPERATING INCOME (LOSS)	11,068	(197,128)	(659,485)	(621,988)
OTHER INCOME AND EXPENSES
Interest income	3,188	-	3,188	12
Interest expense	(52,621)	(41,657)	(470,211)	(107,143)
Gain on Bad Debt Collection	2,996	-	2,996	-
Total Other Income and (Expenses)	(46,437)	(41,657)	(464,027)	(107,131)
LOSS FROM CONTINUING OPERATIONS	(35,369)	(238,785)	(1,123,512)	(729,119)
LOSS FROM DISCONTINUED OPERATIONS	-	(1,177)	-	(30,368)
NET INCOME/(LOSS)	(35,369)	(239,962)	(1,123,512)	(759,487)
NET COMPREHENSIVE INCOME/(LOSS)	(35,369)	(239,962)	(1,123,512)	(759,487)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(35,369)	$(239,962)	(1,123,512)	$(759,487)
Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	72,855,781	52,504,350	64,850,290	51,434,182

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	# of				Other	Total
	Common	Capital	Stock	Accumulated	Comprehensive	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Income	Equity
Balance at 03/31/2014	52,970,332	$36,919,152	$31,080	$(38,170,186)	-	$(1,219,954)

Stock for Employee	170,000	8,160	-		-	8,160

Stock for Services	1,750,000	97,500	(2,080)	-	-	95,420

Stock for RSU's	-	-	31,732	-	-	31,732

Stock for Settlement	400,000	22,000	-	-	-	22,000

Conversion of Notes Payable	18,455,666	696,375	-	-	-	696,375

Option/Warrant Expense	-	13,035	-	-	-	13,035

Debt Discount	-	50,000	-	-	-	50,000

Net Loss through 12/31/2014	-	-	-	(1,123,512)	-	(1,123,512)

Balance at 012/31/2014 (unaudited)	73,745,998	$37,806,222	$60,732	$(39,293,698)	$-	$(1,426,744)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(1,123,512)	(759,487)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	331,696	49,182
Depreciation and amortization	19,699	14,036
Common stock issued for services	135,312	41,785
Common stock for settlement	22,000	-
Amortization of fair value of stock options	13,035	30,913
Amortization of brain molds	2,219	-
(Gain) on Bad Debt Collection	(2,996)	50,740

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	162,483	(13,912)
(Increase) decrease in prepaid expenses	20,873	(38,332)
(Increase) decrease in inventories	(60,319)	(60,832)
(Increase) decrease in other current assets	639	2,144
(Increase) decrease in other assets	862	3,108
(Decrease) increase in accounts payable and accrued liabilities	(375)	160,283
Increase (decrease) in deferred revenue	(33,941)	(9,299)
Net Cash Provided (Used) by Operating Activities)	(512,325)	(529,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(33,328)	-
Net Cash Used by Investing Activities	(33,328)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	-
Proceeds from notes payable, related party	997,582	520,000
Principal payments on debt, related party	(479,466)	(229,606)
Net Cash Used by Financing Activities	538,116	290,394

Foreign currency translation	-	(3,533)
Net Increase (Decrease) in Cash	(7,537)	(242,810)
Cash at Beginning of Period	27,860	247,245
Cash at End of Period	20,323	4,435

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months Ended
	December 31,
NON-CASH INVESTING & FINANCING ACTIVITIES	2014	2013
Common stock issued for services (stock payable)	-	1,640
Common stock issued for employee bonus (stock payable)	-	600
RSU Forfeiture	-	13,750
Conversion of debt	696,374	100,000
Debt discount	50,000	220,000
Sale of Subsidiary	-	140,926
Stock payable accrued in prior period and issued in current period	2,080	23,855

	For the Nine Months Ended
	December 31,
	2014	2013
CASH PAID FOR:
Interest	69,225	$68,697
Income Taxes	-	$-

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of PCS Edventures!.com, Inc., an Idaho corporation ( “the Company”).

On August 3, 1994, PCS Education Systems, Inc. was incorporated under the laws of Idaho to develop and operate stand-alone learning labs.

In October 1994, PCS exchanged common stock on a one-for-one basis for common stock of PCS Schools, Inc. As a result of this exchange, PCS Schools, Inc. became a wholly owned subsidiary of PCS. In the late 1990s, the Company divested the stand-alone learning labs to focus on the creation of turn-key lab modules coupled with web-based technology for use in the classroom and afterschool programs.

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

 On January 31, 2013, PCS Edventures!.com, Inc. formed a subsidiary called Premiere Science Inc. incorporated and registered in the State of Idaho. The subsidiary is 100% wholly owned by PCS Edventures!.com,Inc. and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the quarter year ended December 31, 2014.

NOTE 2 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2014, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2014. The March 31, 2014, consolidated balance sheet is derived from the audited balance sheet included therein.

The operating results for the period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established sources of revenues are not sufficient to cover the Company’s operating costs. The Company has accumulated significant losses, payables, and generated negative cash flows. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position is to continue to develop and execute its strategic plan as outlined in the Plan of Operations. The following highlights key areas of the plan and progress made in the past year:

1) In Q1-Q3 PCS invested in product R&D to improve its robotics and engineering product lines and provide its expanding sales force an advantage over competitors.  Executive management continues in its conviction that the K12 educational robotics market represents a significant market opportunity for PCS products and has committed resources to product development, inventory, and sales and marketing to pursue this opportunity.

2) Since January of 2014 PCS has increased its sales presence from 4 to 12 people through internal hires and the formation of a partnership with Priority Education Solutions of Florida.  We continue to actively seek additional channel partners.

3) PCS is focused on actively promoting its two EdventuresLab locations in the Boise area for direct to consumer sales and is using these locations as a proving ground for our retail offerings.

4) In December of 2014, PCS formally launched its retail product line, an extension of its EdventuresLab consumer program, to further diversify its revenue streams during Q3, a typically slow institutional sales period.  PCS is now actively pursuing retail distribution channels to grow this opportunity. The introductory product is RiQ,  an easy-to-program, fun way to learn robotics and coding.  The product has unique characteristics that position it strongly against competitors in the market that include price point, ease-of-use, availability on tablet devices, and a lot of expandability for the hobbyist market.  It   has been very well received during its initial launch and is now selling through the PCS EdventuresLab website and Amazon.

5) PCS has existing contracts in Saudi Arabia that represent significant revenue potential for Q4 and our FY2015 and we are committed to delivering those contracts.

6) The Q4 FY2014 addition of Britt Ide to the Board of Directors has brought significant expertise in corporate governance and planning, and the fresh perspective of a woman engineer passionate about the need and opportunity for STEM education.  PCS plans to expand and strategically recruit new board members who can help the management team focus and execute its business plan.

Revenue for the period ending December 31, 2014 was $782,322  compared to revenue of $348,341, up approximately 125% compared to the same period last fiscal year. Net loss for the nine months ended was ($1,123,512), compared to ($729,119), a 54% increase from the same period last year resulting from: $331,696 of note payable discount taken to interest expense on notes payable and conversions, $741,280 increased cost of goods, investments in product development and marketing, with some mitigation by continued effort to keep costs down. Cash flow used from operations for the nine months ended December 31, 2014 was $(512,325).

 While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by increase in revenues this quarter, and the achievement of a cash positive EBIDTA for the quarter, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described, to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	December 31, 2014	March 31, 2014
Prepaid insurance	$15,042	$9,709
Prepaid trade show/travel	-	1,150
Prepaid inventory	11,480	38,452
Prepaid software	18,212	11,457
Prepaid expenses, other	3,299	8,138
Total Prepaid Expenses	$48,033	$68,906

NOTE 5 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	December 31, 2014	March 31, 2014
Computer/office equipment	$28,452	$10,112
Software	127,355	127,355
Accumulated depreciation	(122,836)	(118,005)
Total Fixed Assets	$32,971	$19,462

Fixed asset depreciation expense for the nine months ended December 31, 2014 and 2013 was $19,699  and $14,036 respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December 31, 2014	March 31, 2014
Interest payable	$73,222	$67,933
Sales tax payable	1,677	3,442
Credit card debt	57,027	43,853
Professional fees: legal, accounting & other	-	9,525
Total accrued expenses	$131,926	$124,753

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2014	March 31, 2014
Short Term Note Payable, Related Party	$966,350	$707,251
Short Term Convertible Note, Related Party net discount of $38,571 as of December 31, 2014 and March 31, 2014	161,429	50,000
Line of Credit	22,905	27,089
Long Term Note Payable	20,004	-
Long Term Note Payable, Related Party	116,871	23,846
Convertible notes payable, long term, net of $0 and $4,693 discount as of December 31, 2014 and March 31, 2014, respectively	219,734	236,541
Convertible notes payable, long term, related party, net of discount of $0 and $315,721, as of December 31, 2014 and March 31, 2014, respectively	-	293,436
Total Notes Payable	$1,507,293	$1,338,163

Long Term Note Payable

On May 1, 2014, the company entered into a 36 month note payable of $20,000.  The note bears interest at twelve percent (12%) per annum. Total interest accrued as of December 31, 2014 was $1,611.

Note Payable – Related Party

On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012 with no conversion feature. This note extended under the same terms and conditions to March 31, 2015. Total interest accrued as of December 31, 2014 was $8,770.

On January 13, 2012, the Company entered into two separate promissory notes, which are non-convertible, in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. The company has paid $12,524 in principal leaving a balance of $51,676 at December 31, 2014.

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

On February 13, 2014 the Company entered into a loan transaction with one of our board members in the amount of $250,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Tatweer Company for Educational Services Mobile Outreach Saudi Work Order 001 to finance inventory purchases. The promissory note and all accrued interest were due and payable on May 13, 2014.  This note was extended to September 30, 2014, to account for the delay in invoice acceptance and payment by Tatweer Company for Educational Services. On September 9, 2014, the Company accrued and paid interest in the amount of $20,445 On October 21, 2014 this note was paid off when the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. The note is due on or before October 22, 2015. The remaining $50,000 was paid in full by the issuance of that certain Promissory Note of even date herewith in the principal amount of $870,457. Total interest accrued as of December 31, 2014 was $5,137.

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

On March 4, 2014 the Company entered into a loan transaction with one of our board members in the amount of $50,000. The note is non-convertible and bears interest at a rate of 15% per annum, secured by

T4EDU Training Academy Contract to finance inventory purchases. The promissory note and all accrued interest were due and payable on April 30, 2014. $37,500 of this note was paid during the period and the remaining $12,500 was extended and rolled into a new promissory note dated July 21, 2014 for $105,000 (includes a $75,000 and $17,500 promissory notes) with interest at 15% per annum due on or before August 30, 2014.  On October 21, 2014 this $105,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total interest accrued as of December 31, 2014 was $906.

On April 3, 2014, the Company executed a promissory note with one of our board members, for $60,000 at 15% interest per annum, secured by sales orders finance operations and inventory purchases. The promissory note was due April 30, 2014. There is no conversion feature associated with this promissory note. The note was extended on April 30, 2014 to September 30, 2014. The note was replaced with note dated July 28, 2014 for $210,000. Total interest accrued up through date of replacement was $2,860.

On April 11, 2014, the Company entered into a 36 month note payable of $60,000.  The note bears interest at twelve percent (12%) per annum. On June 1, 2014 this note holder became a board member. There is no conversion feature associated with this promissory note.  Total interest accrued as of December 31, 2014 was $5,708.

On April 15, 2014, the Company executed a promissory note with one of our board members, for $160,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due June 30, 2014. There is no conversion feature associated with this promissory note.  The note was extended to September 30, 2014. This note was replaced by three different notes: $25,000 note payable executed June 3, 2014 (which was replaced by a $25,000 note dated June 28, 2014); $60,000 note payable executed August 20, 2014; $75,000 of the $150,000 note payable executed June 27, 2014 (which was replaced by three other notes dated August 20, 2014, August 07, 2014 and July 28, 2014). On October 21, 2014 these notes were paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total Interest accrued during the period, up through the dates of replacement, is $4,159.

On May 1, 2014 the Company executed a promissory note with one of our shareholders and board members, for $60,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note.  The note was extended to September 30, 2014.  During the period ended September 30, 2014, the notes were separated split into two notes, $17,500 and $42,500 and included in two separate notes dated July 21, 2014 for $105,000 and July 28, 2014 for $210,000, respectively.  On October 21, 2014 the notes for $105,000 and $210,000 were paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.  Total interest accrued as of December 31, 2014 were $906 and $1,812 respectively.

On May 5, 2014 the Company executed a promissory note with one of our shareholders and board members, for $145,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note.  The note was extended to September 30, 2014. On October 21, 2014 this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total interest accrued as of December 31, 2014 was $2,384.

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

On May 21, 2014 the Company executed a promissory note with one of our shareholders and board members, for $50,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due August 30, 2014. There is no conversion feature associated with this promissory note. This promissory note was rolled into promissory note dated July 28, 2014 for $210,000. All interest was paid at the time of roll into the $210,000 note. On October 21, 2014 the $210,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

On June 3, 2014 the Company executed a promissory note with one of our shareholders and board members

(part of a replacement note for promissory note dated April 15, 2014), for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due September 3, 2014. There is no conversion feature associated with this promissory note.  This promissory note was rolled into a promissory note dated July 28, 2014 for $210,000. All interest was paid at the time of roll into the $210,000 note. On October 21, 2014 the $210,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

On June 27, 2014 the Company executed a promissory note with one of our shareholders and board members, for $150,000 at 15% interest per annum (compose of two separate $75,000 notes that was previously issued and replaced dated May 16, 2014 and April 16,2014, respectively), secured by sales orders to finance operations and inventory purchases. The promissory note was due September 30, 2014. There is no conversion feature associated with this promissory note. This note is replaced by three different notes: $63,000 note payable executed on August 20, 2014, a part of the $123,000 promissory note; $25,000 note payable executed on August 7, 2014; and $32,500 note executed on July 28, 2014.  The remaining principal balance of $29,500 was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457 on October 21, 2014. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.  Total interest accrued as of the date of pay off was $242.

On July 21, 2014 the Company executed a promissory note with one of our shareholders and board members, for $105,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note.  This promissory note composed of prior issued notes dated March 4, 2014 for $12,500; May 1, 2014 for $17,500; and May 16, 2014 for $75,000. On October 21, 2014 the note for $105,000 was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.  Total interest accrued as of December 31, 2014 were $906.

On July 21, 2014, the Company converted $646,500 in convertible long term related party,  notes payable, and the related $49,874 in accrued interest (individual notes identified in the convertible related parties  notes payable section of  (See Convertible note – related party).  The strike price varied from $0.0325 to $0.065 depending on the note terms.  The conversion resulted in 18,455,666 shares of common stock.

On July 28, 2014, the Company executed a promissory note with one of our shareholders and board members, for $210,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note.  This promissory note composed of prior issued notes dated April 3, 2014 for $60,000; May 1, 2014 for $42,500; May 21, 2014 for $50,000; June 3, 2014 for $25,000 and June 27, 2014 for $32,500. Total Interest accrued as of September 30, 2014 was $5,523. All interest was paid at the time of roll into the $210,000 note. On October 21, 2014 the $210,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

On July 28, 2014 the Company executed a promissory note with one of our shareholders and board members, for $100,000 at 5% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note is due November 28, 2014. There is no conversion feature associated with this promissory note. The note was paid in full on December 30, 2014. Total interest accrued accrued and paid at payoff was$2,137.

On August 7, 2014 the Company executed a promissory note with one of our shareholders and board members, for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due October 31, 2014. There is no conversion feature associated with this promissory note.  This note replaced prior issued note dated June 27, 2014.  On October 21, 2014 this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.  Total interest accrued as of December 31, 2014 was $215.

On August 20, 2014 the Company executed a promissory note with one of our shareholders and board members, for $123,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due November 30, 2014. There is no conversion feature associated with this promissory note.  This notes replaced prior issued note dated June 27, 2014 for $63,000 and April 15, 2014 for $60,000. On October 21, 2014 this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.  Total interest accrued as of December 31, 2014 was $1,062.

On October 21, 2014 the Company executed a promissory note with one of our shareholders and board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.  This note includes new cash lent to Borrower under this note of $175,000.  This note includes $7,957 of accrued interest on the paid off notes listed below. This note pays off the following notes:  $50,000 of the February 11, 2014 $250,000 Convertible long term related party;$145,000 dated May 7, 2014; $29,500 of the June 27, 2014 $105,000; $105,000 dated July 21, 2014; $210,000 dated July 28, 2014; $25,000 dated 08/08/2014; $123,000 dated August 20, 2014. Total interest accrued as of December 31, 2014 was $16,932.

On October 22, 2014 the Company executed a promissory note with a related party for credit up to $20,000 at 12% interest per annum. The promissory note was due December 31, 2014. There is no conversion feature associated with this promissory note.  The principle balance on December 31, 2014 was $14,217. This note was subsequently extended to February 15, 2015. Total interest accrued as of December 31, 2014 was $221.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. As of September 30, 2014, the Company has paid $16,189 in principal leaving a balance of $22,861 payable.

Convertible Note Payable – Non-related party

On August 1, 2012, the Company issued amendments to the convertible note agreements (convertible into common stock at a rate of $0.15 per share) in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued (fully expensed in the prior period) on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Subsequently and effective June 7, 2013, we executed an amendment to the loan transaction.  The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension.  On the fourth extension, all accrued interest was combined with the original principal amount as of July 31, 2012. The company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect.  As of September 30, 2014, the ending principle balance was $243,745, including the related party convertible note balance of $34,011 noted below. Interest accrued as of December 31, 2014 for the total set of notes was $30,084.

On April 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty-four months from the date of the note, on or before August 31, 2015. Total accrued interest as of December 31, 2014 was $701.

On July 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty-four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary. Total accrued interest as of December 31, 2014 was $562.

Convertible Note Payable – Related Party

For the transactions described above in regard to the original $215,000 convertible notes, $34,011 was loaned from a related party and has been separated out as described in the Company’s financial statements and accompanying notes at March 31, 2013.  Interest expense for the related party convertible note with the ending December 31, 2014 principle balance was $4,802.

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

On October 21, 2014 the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. The note is due on or before October 22, 2015.The debt discount was calculated as $50,000. During the period ended December 31, 2014, $11,429 discount was amortized.

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

The Company, in  year ended March 31, 2013, issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. Due to the fact that the number of shares of common stock issuable is not able to be determined definitively, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company eliminated the derivative as of March 31, 2013. As a result, the loss on derivative liabilities was $-0- and $-0- as of December 31, 2014 and 2013.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2014 and March 31, 2014:

	Fair Value Measurements at December 31, 2014
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Convertible notes	$—	$381,163	$—	$—
	$—	$—	—	—

	Fair Value Measurements at March 31, 2014
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Convertible notes	$—	$343,436	—	—
	$—	$—	—	—

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

The assets and liabilities of PCS LabMentors were segregated in the balance sheet and appropriately labeled as discontinued. As of the LabMentors  sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. A full allowance of 50,740 was recorded for the promissory note.  As payments are received, the principle payment portion is recognized as Gain On Bad Debt Collection against the note receivable allowance.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. Rent expense for the corporate offices was $14,131 and 26,041 for the quarter ended December 31, 2014 and 2013, and $99,318 and $107,717 for the twelve months ended March 31, 2014 and 2013, respectively, under this lease arrangement. On December 31, 2013 the Company signed an amendment to the existing contract to reduce the leased square feet to 5,412 for $6,765/ month for 12 months ending December 31, 2014.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. The Fifth Lease Amendment was entered into for the warehouse space extending the lease period through October 31, 2015. Rent expense for the warehouse was $2,780 and $3,975 for the three months ended December 31, 2014 and 2013, respectively.

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

During the period ended September 30, 2014, the company accrued $12,308 payable in Restricted Stock Unit to its non-management directors. Each restricted stock unit is valued at $0.05, based on the closing price of the Company’s common stock at the date of grant. As of September 30, 2014, $44,808 has been accrued for director services. For the directors who chose to defer payment in a prior year an entry was made to book fair market value of the RSU and $9,000 was reclassed to stock payable.

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

On July 21, 2014, a $25,000 note was converted with total accrued interest as of July 21, 2014 was $1,611 into 665,274 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the term of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

On July 21, 2014, a $150,000 note was converted with total accrued interest of $9,666 into 3,991,644 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the terms of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

On July 21, 2014, a $260,000 note was converted with total accrued interest of $18,107 into 7,945,925 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Due to conversion within the terms of the note, no gain or loss was recognized. (See Convertible Note Payable – Related Party)

During the period ending December 31, 2014, $0 has been accrued in stock payable that will be issued in future periods.

During the period ending December 31, 2014, the Company issued 1,010,000 shares of common stock for  services.  The shares were valued based on the fair market price on the date of grant for a total of $60,400.

During the period ending December 31, 2014, the Company issued 16,000 shares of common stock for employees bonus.  The shares were valued based on the fair market price on the date of grant for a total of $7,760.

During the period ending December 31, 2014, the Company recognized $50,000 in debt discount as an increase to stockholders’ equity pursuant to the terms of two different convertible promissory notes issued. The debt discount consists of a beneficial conversion feature on both convertible promissory notes in which $11,429 was amortized for the period.

During the period ending December 31, 2014, the Company expensed $1,813 related to stock options and warrants granted in the current period as well as prior periods.

During the period ended December 31, 2014, the company accrued $6,924 payable in Restricted Stock Units to its non-management directors. Each restricted stock unit is valued at $0.05, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. As of December 31, 2014, $51,732 has been accrued for director services.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of December 31, 2014, there are no preferred shares issued or outstanding.

NOTE 13 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three month periods ended December 31, 2014 and 2013, are based on 72,855,781 and 52,504,350, respectively, of weighted average common shares outstanding.

Basic and diluted net loss per common share for the nine month periods ended December 31, 2014 and 2013, are based on 64,850,290 and 51,434,182, respectively, of weighted average common shares outstanding.

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2014	27,856,655	14,789,300	9,722,210	3,345,145	2,320,145	1,025,000
Warrants	—	—	—	—	—	—
Common Stock	—	1,255,150	—	(1,255,150)	(775,150)	(480,000)
Balance as of December 31, 2014	27,856,655	16,044,450	9,722,210	2,089,995	1,544,995	545,000

No common stock options or warrants were issued, exercised, or cancelled during the period ended December 31, 2014.

January 1, 2014, the company granted 40,000 incentive options each to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,107. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2014, $ 1,027 of the total value was expensed. $341 was expensed in the three months ending December 31, 2014.

February 1, 2014, the company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2014, $3,977 of the total value was expensed. $1,473 was expensed in the three months ending December 31, 2014.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue. A risk free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175. The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2014, $40,452 in value of the options was expensed.  $8,031 was expensed in the three months ending December 31, 2014.

NOTE 15 - SUBSEQUENT EVENTS

               On January 22, 2015 the Company entered into at 10% Promissory Note with a current board member and shareholder, in the amount of $400,000, secured by T4EDU Contract 0006/0017, to finance operations and inventory purchases, due June 30, 2015. The Lender has also issued warrants to acquire up to 2,000,000 shares of Company’s common stock for $0.04 per share exercisable at any time within 36 months after the date of issuance of the Warrants.

The Board of Directors of PCS Edventures!.com, Inc. (the “Company”) has accepted the resignation of Andrew J. Scoggin as a member of the board of directors of the Company. Mr. Scoggin’s resignation is effective as of January 31, 2015.

On February 1, 2015 the Board of Directors of PCS Edventures!.com, Inc. (the “Company”) has

appointed: Robert Grover as President and Co-Chief Executive Officer; Russelee V. Horsburgh as Vice President and Treasurer; Todd Hackett as and Co-Chief Executive Office; and Britt Ide as Chair of the Board.

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

Plan of Operation

PCS holds a unique position in the STEM education market with 1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; 2) a unique PCS learning methodology – an  adaptive (customizes to individual learners), experiential (hands-on in nature),  learning framework that can be monetized in a number of ways.    This approach to educational assessment and incentivizing students is the educational approach for the future and PCS is a thought leader in this area; 3)  PCS has developed an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics and engineering and coding; 4) PCS has established itself as a prime STEM provider in the Kingdom of Saudi Arabia and is growing its revenues from the Kingdom; and  5) PCS entered the B2C space with a retail product launch this year and also has a working model for experiential learning labs operational.  With a plan to expand its B2C offerings, PCS is now in the planning stages of a unique, subscription-based online learning system that can be scaled nationwide if successful.

In fiscal year 2015, PCS has continued its commitment to the research and development of PreK-16, brain-based learning programs in Science, Technology, Engineering and Math (STEM) that embed 21st century thinking skills and new technologies through the expansion of its engineering and robotics products and the deployment of a second EdventuresLab site  in Eagle, Idaho. PCS offers products and services to the following markets:

1) K6 STEM programs for the elementary classroom

2) Tech Ed STEM programs for grades 6-12 that include robotics and engineering products

3) STEM labs and packages for Afterschool programs

4) Customized STEM consulting solutions for the international market

5) Direct to consumer (B2C) sales of STEM services and retail products such as our retail robotics kit

During the remainder of fiscal year 2015 we will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales. We will continue to fulfill existing and capture new STEM contracts with the Kingdom of Saudi Arabia.   We will continue to build our Edventures Lab program because it is a key strategic addition to our plan and serves the following purposes: 1) R&D test bed for product improvement and refinement; 2) Revenue generation through afterschool and summer course fees. This course revenue stream will be more predictable and consistent compared to the seasonal revenues associated with education budgets; 3) Showrooms for PCS products in strategic locations and key districts around the country. We believe this will provide PCS with significant competitive advantages over other solution providers since administrators and educators can visit local centers for support, training, and demonstrations of our products in action; 4) Revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution channels for our robotics retail products.

To further our EdventuresLab business plan, we deployed a second program in Eagle, Idaho in Q2.  The establishment of this initial network of centers will enable more rapid expansion in FY2015 and beyond. We believe the strategic deployment of Edventures Labs to be a viable and sound approach based on our initial trial programs.

Results of Operations

For the nine-month period ended December 31, 2014, the Company reported a net loss of ($1,123,512) as compared to a net loss of ($759,487) for the nine-month period ended December 31, 2013.  The increased loss was predominantly due to the full amortization of all note payable discounts totaling $301,131 on July 21, 2014 as a result of $646,500 in notes payable conversion into 18,455,666 common stock shares. The Basic Loss per Share for nine-month period ended December 31, 2014, is ($0.02), which varies from the ($0.01) loss per share for the nine-month period ended December 31, 2014.

Revenues for the nine month period ended December 31, 2014 increased $1,190,864 to $2,339,426 as compared to revenue during the nine month period ended December 31, 2013 of $1,148,563. This was primarily due to the fulfillment of several international contract milestones, with some growth in domestic sales.

Operating expenses for the nine-month period ended December 31, 2014, increased by $487,081 (40%) to $1,695,885; compared to $1,208,804 for the nine-month period ended December 31, 2014.

For the three months ended December 31, 2014, the Company reported  net ordinary income for the quarter was $11,067.69, and after interest and other expense the net loss for the quarter was ($35,369) as compared to a net loss of ($239,962) for the quarter ended December 31, 2013.  The Basic Loss per Share for the quarter ended December 31, 2014, is ($0.0), which is comparable  to the ($0.0) loss per share for the three month period ended December 31, 2013.

Revenue for the three months ended December 31, 2014 increase by $433,983 (125%) to $782,322, as compared to revenue during the quarter ended December 31, 2013 of $348,339. The significant difference in revenue from period to period is due to the large contract received in FY2015 from Saudi Arabia.

Operating expenses for the three month period ended December 31, 2014, increased by $117,392 (31%) to $498,649, as compared to $381,257for the three month period ended December 31, 2013. The table below identifies the quarter over quarter changes:

	Operating Expenses
	3 months ended December 31, 2014	9 months ended December 31, 2014
Marketing	$9,575	$58,598	(1)
Product Development	3,867	68,845	(2)
Employee Expenses	45,318	154,177	(3)
Bad Debt	66	(50,740)	(4)
Settlement Expense	32,000	32,000	(5)
Product Development KSA	3,867	145,100	(6)
International Administrative Travel & Consulting Expense	31,854	40,128	(7)
Professional Fees	(3,536)	26,029	(8)
Other, net	(5,619)	12,944
	$117,392	$487,081

1)	Marketing Expense increased due to additional sales and promotional efforts at tradeshows, magazines, and locally for the learning centers.

2)	Product Development Expense includes stock compensation for Cortex 5.0.

3)	Employee Expenses increased due to filling of open positions for marketing and product development, and added international contract administration.

4)	Bad Debt 2013 contained LabMentor Sales Allowance Note Receivable.
5)	Settlement Expense of Anthony Maher July 9, 2014.
6)	Product Development Kingdom Saudi Arabia (KSA) for specialized contract fulfillment.
7)	International Travel for contract bids and Consulting travel and expense on International contract fulfilment.
8)	Professional Fees increased due to cost incurred for capital raising efforts.

Liquidity

Cash used by operations for Q3 was ($512,325) compared to cash used by operations for Q3 ($529,671) in the same period last year. The Company ended the third quarter of FY 2015 with $20,323 in cash, total current assets of $646,325 and total current liabilities of $1,771,174, resulting in a working capital deficit of $1,124,849 compared to a working capital deficit of $385,254 for the year ended March 31, 2014.

For financing activities in FY 2015, management obtained $538,116 by issuing Promissory Notes. Proceeds were used for operations and working capital.

The Company had a current ratio at December 31, 2014 and September 30, 2014 of 0.36 and 0. .34, respectively. This increase in liquidity was due primarily to an increase in international accounts receivable. We have an accumulated deficit of ($39,293,698) and shareholders’ equity of ($1,426,745).

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

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described above. Based on this evaluation, our management, concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Recent Sale of Unregistered Securities.

Security issuances occurred during the quarter ended December 31, 2014.

Name of Person or Group	Shares	Consideration
**Consultants	1,010,000	$60,400
**Legal Consultants	—	—
* Employees: Bonus	160,000	7,760
* Employees: Benefits	—	—
	—	—

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

PCS EDVENTURES!.COM, INC.

Dated:	February 10, 2015	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 10, 2015	By:	/s/ Britt E. Ide
Britt E. Ide
Secretary and Director

Dated:	February 10, 2015	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

Dated:	February 10, 2015	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

