Form 10-K/A
period 2014-03-31
PCS EDVENTURES COM INC
filed 2015-03-20
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

REASON FOR AMENDMENT

PCS Edventures!.com, Inc. is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended March 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on June 30, 2014, for the purpose of adding disclosure of the Vice President/Controller, acting as the principle financial officer, conclusion’s regarding the effectiveness of our disclosure controls and procedures as evaluated and concluded on previously, only by our Chief Executive Officer, acting as principal executive officer.  See Part II, Item 9A.

Additionally, Exhibits 31.1, 31.2 and Exhibit 32.1, 32.2 for the 302 Certification and the 906 Certification of the Sarbanes-Oxley Act of 2002 are being included and filed as required by the principle executive and principle financial officers for this amendment.

No changes have been made to the financial reporting Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based on this evaluation, the Chief Executive Officer, as principal executive officer and Vice President/Controller, acting as principle financial officer, concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Vice President/Controller, acting as principle financial officer, as appropriate to allow timely decisions regarding required disclosure were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company’s year-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements. In addition, three personnel positions turned over in the finance area just prior to year-end and training new personnel has taken time.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer and Vice President/Controller, acting as principle financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the Chief Executive Officer, the principal executive officer and Vice President/Controller, acting as principle financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting. This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Based on this evaluation, our management, with the participation of the principal executive officer and Vice President/Controller, acting as principle financial officer, concluded, as of March 31, 2014, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements. In addition, three personnel positions turned over in the finance area just prior to year-end and training new personnel has taken time.

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

Changes in Internal Control Over Financial Reporting

On November 30, 2012, Ms. Gilberg resigned as Chief Financial Officer. Russelee V. Horsburgh (formerly Russelee V. Morton) assumed the role of Controller for the Company in February of 2014 and is maintaining the financial operations. Ms. Horburgh replaced interim Head Accountant Shannon Hull who replaced Controller Krystal Wright in July of 2013.

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

Dated:	03/20/2015	By:	/s/ Robert O. Grover
Robert O. Grover CEO

Dated:	03/20/2015	By:	/s/ Russelee V. Horsburgh
Russelee V. Horsburgh (formerly Russelee Morton) Vice President/Controller

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	03/20/2015	By:	/s/Britt E. Ide
Britt E. Ide
Secretary and Director

Dated:	03/20/2015	By:	/s/Murali Rananathan
Murali Ranganathan
Director

Dated:	03/20/2015	By:	/s/Todd Hackett
Todd Hackett
Director

