Form 10-Q/A
period 2014-06-30
PCS EDVENTURES COM INC
filed 2015-03-20
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

July 18, 2014: 53,370,332 shares of Common Stock

EXPLANATORY NOTE

PCS Edventures!.com, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 7, 2014, for the purpose of adding disclosure of the Vice President/Controller, acting as the principle financial officer, conclusion’s regarding the effectiveness of our disclosure controls and procedures as evaluated and concluded on previously, only by our Chief Executive Officer, acting as principal executive officer.  See Part I, Item 4. Controls and Procedures

In addition, Exhibits 31.1, 31.2, 32.1, 32.2 Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive and financial officers and Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal financial officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002 are included.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer and Vice President/Controller, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014. Based on this evaluation, the Chief Executive Officer and Vice President/Controller acting as principle financial officer, concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Vice President/Controller acting as principle financial officer, as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Our management, with the participation of the Chief Executive Officer as principal executive officer and Vice President/Controller, acting as principle financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2014. Based on this evaluation, our management, concluded that, as of June 30, 2014, our internal control over financial reporting was not comprehensive. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.
31.2	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal financial officer. Filed herewith.
32.1	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal financial officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	March 20, 2015	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

Dated:	March 20, 2015	By:	/s/Russelee V. Horsburgh
Russelee V. Horsburgh (formerly Russelee Morton)
Vice President/Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 20, 2015	By:	/s/ Britt E. Ide
Britt E. Ide
Secretary and Director

Dated:	March 20, 2015	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

Dated:	March 20, 2015	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

