Form 10-Q/A
period 2014-09-30
PCS EDVENTURES COM INC
filed 2015-03-20
CIK 1122020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

October 29, 2014: 72,130,076 shares of Common Stock

EXPLANATORY NOTE

PCS Edventures!.com, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on November 14, 2014, for the purpose of adding disclosure of the Vice President/Controller, acting as the principle financial officer, conclusion’s regarding the effectiveness of our disclosure controls and procedures as evaluated and concluded on previously, only by our Chief Executive Officer, acting as principal executive officer.  See Part I, Item 4. Controls and Procedures

Additionally, Exhibits 31.1, 31.2, 32.1, 32.2 Rule 13a14(a) or 15d14(a) Certification of the Registrant’s principal executive and financial officers and Rule 13a14(b) or 15d14(b) Certification of the Registrant’s principal executive and financial officers pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the SarbanesOxley Act of 2002 are included.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer and Vice President/Controller acting as principle financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the Chief Executive Officer, as principal executive officer and Vice President/Controller acting as principle financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2014. Based on this evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was not comprehensive. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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
Russelee V. Horsburgh
Vice President (principle financial officer)

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

