Form 10-Q/A
period 2014-12-31
PCS EDVENTURES COM INC
filed 2015-03-20
CIK 1122020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

January 21, 2015: 73,745,998 shares of Common Stock

EXPLANATORY NOTE

PCS Edventures!.com, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on February 11, 2015, for the purpose of adding disclosure of the Vice President/Controller, acting as the principle financial officer, conclusion’s regarding the effectiveness of our disclosure controls and procedures as evaluated and concluded on previously, only by our Chief Executive Officer, acting as principal executive officer.  See Part I, Item 4. Controls and Procedures

Exhibits 31.1, 31.2, 32.1, 32.2 Rule 13a14(a) or 15d14(a) Certification of the Registrant’s principal executive and financial officers and Rule 13a14(b) or 15d14(b) Certification of the Registrant’s principal executive and financial officers pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the SarbanesOxley Act of 2002 are included.

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

2

TABLE OF CONTENTS
PART I –FINANCIAL INFORMATION	2
Consolidated Balance Sheets	4
Consolidated Income Statements	6
Consolidated Statements of Stockholders’ Equity	7
Consolidated Statements of Cash Flows	8
Notes to the Consolidated Financial Statements	10
Management’s Discussions and Analysis of Financial Condition and Results of Operations.	23
Controls and Procedures	25
PART II - OTHER INFORMATION	26
Exhibits	28
SIGNATURES	28

PCS EDVENTURES!.COM, INC. AND SUBSIDIARY

Consolidated Balance Sheets (USD $)

(Unaudited)

	December 31, 2014 (Unaudited)	March 31, 2014
CURRENT ASSETS
Cash	$20,323	$27,860
Accounts receivable, net of allowance for doubtful accounts of $4,063 and $4,063, respectively	330,264	489,751
Prepaid expenses	48,033	68,906
Finished goods inventory	247,705	187,386
Other receivable	-	3,424
Total Current Assets	646,325	777,327

FIXED ASSETS, net of accumulated depreciation of $122,836 and $118,005, respectively	32,971	19,462

OTHER ASSETS
Note Receivable, net of allowance of $47,743	2,785	-
Mold cost	11,339	14,668
Deposits	7,619	7,371
Total Other Assets	21,743	22,039
TOTAL ASSETS	$701,039	$818,828

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”)

defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer and Vice President/Controller acting as principle financial officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2014. Based on this evaluation, the Chief Executive Officer and Vice President/Controller acting as principle financial officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Vice President/Controller acting as principle financial officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Dated:	March 20, 2015	By:	/s/ Britt E. Ide
Britt E. Ide
Secretary and Director

Dated:	March 20, 2015	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

Dated:	March 20, 2015	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

