Form 10-K
period 2015-03-31
PCS EDVENTURES COM INC
filed 2015-06-16
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015.

 TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X].

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $2,793,864, based upon 46,564,400 shares being held by non-affiliates and the closing bid price of our common stock on the OTC Markets Group, Inc. Pink Sheets as of September 30, 2014, or the end of the Registrant’s second fiscal quarter, being $0.06.

Outstanding Shares

As of June 15, 2015, the Registrant had 74,235,284 outstanding shares of common stock.

Documents Incorporated by Reference

Certain material agreements and other documents or announcements referenced herein, including our charter documents and Code of Ethics, are described under our Current Reports on Form 8-K (or other reports and registration statements) referenced in Part IV, Item 15, below, and each of which can be accessed in the Edgar Archives of the Securities and Exchange Commission (the “SEC”) at www.sec.gov  for further information about such agreements, documents or announcements.  You are encouraged to consider these referenced agreements, documents or announcement in reviewing our Annual Report on Form 10-K (the “Annual Report”). Capitalized terms not defined herein shall have the meanings ascribed to them in the referenced agreements or documents.

PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the “Company”, “PCS”, “we”, ”our”, “us” or similar words) was incorporated in 1994 in the State of Idaho.  We acquired PCS LabMentors, Ltd. (“PCS LabMentors”), which was based in Fredericton, New Brunswick, Canada, which became a wholly-owned subsidiary that we sold in September, 2013.  In January, 2013, we formed Premiere Science, Inc. (“Premiere Science”) in the State of Idaho as a wholly-owned subsidiary, though no business was conducted by Premiere Science during the fiscal year ended March 31, 2015

PCS specializes in experiential, hands-on, K12 education.  PCS has extensive experience and intellectual property (IP) that includes robotics software, hardware, and K12 content, as well as sophisticated turn-key lab packages that teach topics of science, technology, engineering, and math (STEM).

PCS educational solutions are implemented through the development, marketing, and distribution of educational products and services that target the PreK-12 market and are marketed through STEM Learning Centers called Edventures! Labs.

The education market is complex and is comprised of a number of different types of customers to whom we sell:

Afterschool: The afterschool market consists of Boys and Girls Clubs, YMCAs, and other organizations, including a large number of afterschool programs supported by the $1.1B 21st Community Learning Center (21stCCLC) Federal grant program.  We sell robotics, EdventuresLab implementations, and other hands-on STEM solutions to afterschool providers.

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

Parents and Home Educators: Our EdventuresLab STEM lab concept positions PCS in key communities to build awareness and support of PCS institutional products while generating revenue from the home and retail market.  Conservative estimates of the homeschool population in the United States are over one million students.  The EdventuresLab program can be deployed as a private learning facility, or licensed in partnership with schools and afterschool programs.

Recent Developments.

The following are business developments during our fiscal year ended March 31, 2015 (FY2015):

Management and Board of Director Changes

Todd Hackett, a member of our board of Directors, our major stockholder, and who has been a primary source of funding for our business operations, was appointed by our Board of Directors to the role of Co-CEO in Q4 of FY2015.

Russelee Horsburgh, our Controller, was appointed to PCS Vice President and Treasurer by our Board of Directors in February of 2015 and is acting as Chief Financial Officer.

Britt Ide, joined our Board of Directors in January, 2014, and was appointed to Chair of our Board of Directors in Q4 of FY2015.  Ms. Ide brings experience in engineering, law, mediation, communications, marketing, and social media.

Andrew Scoggin, joined our Board of Directors in1Q of FY 2015, but resigned in 4Q of FY 2015 due to the demands of previous commitments. Mr. Scoggin’s resignation was effective as of January 31, 2014. There were no disagreements between the Company and Mr. Scoggin regarding his resignation.

Other Activities

    In January, 2015, we renewed our Director & Officer insurance on favorable terms for a one year period.

    We continued to explore potential partnerships during FY2015, seeking opportunities and values that would strengthen PCS Edventures! and advance shareholder value through improved sales and marketing, development, and/or operational efficiency.

    We continued to grow our long-term relationship with Catapult Learning, formerly Edison Schools’ Newton Learning Summer Adventures, providing additional customized learning labs for their summer programs, as well as supplying them with materials authored and developed in previous years. The Catapult Learning program has been the source of well over $1M in revenue since the inception of tour relationship with them; Catapult Learning generated over $200,000 in sales in Q4 FY2015.  These specialty programs, developed by PCS, range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics. Development, packaging, fulfillment, and support were further streamlined this year to improve efficiency and the overall customer experience.

    We have continued our work with T4EDU, a Saudi entity charged with managing education reform activities defined by the Saudi Ministry of Education, to bid on contracts for additional STEM consulting and development services related to the design, production and implementation of a nationwide network of science centers in Saudi Arabia, as part of the King Abdullah Education Initiative.  We announced a contract with T4EDU in September of 2013 for the development and delivery of up to $660K in STEM Outreach programs.  We announced a contract with T4EDU in January of 2014 for a $133K training contract related to Science Center programs and fulfilled the training in February of 2014.  We announced a $1MM contract with T4EDU in July 2014 for the design and production of a STEM learning framework and associated curriculum.

  Our relationship with Creya Learning of India continues to evolve as they expand their network of installed sites in India.  Creya Learning licenses PCS STEM programs and installs them into private schools, charging schools a per-seat fee for each student that attends the STEM lab on a weekly basis. PCS also utilized Creya educational development resources in the fulfillment of part of the recent Saudi Arabian curriculum project.

  In the summer of 2012, PCS launched and managed a pilot program for a new Learning Center model in partnership with Sage International Charter School in Boise.  The program successfully accomplished a number of things, including: the creation of a learning framework model for the future; an established and effective lab and system design; implemented an annual learning and event calendar tested and established; a successful holiday and retail product test marketing; and recruiting and training a strong core staff. The center was successfully used as a sales tool for generating institutional sales for PCS, a number of parent testimonials were accumulated on the benefits of the program, and a number of sales and marketing strategies and tactics were identified.  In May, 2013, PCS migrated the pilot program to a lab adjacent to its corporate offices at 345 Bobwhite Ct. Ste. 200 Boise, Idaho and began to ramp the operation for scaling.  In March, 2014 PCS secured funding for opening its second facility in Eagle, Idaho which opened and was operational as of June, 2014.

    In January, 2014 PCS initiated partnership discussions with Curious Media, a world-class interactive software development company, to partner on the development of interactive educational software to support PCS robotics and engineering programs.  The Discover Engineering 3D Interactive Curriculum and new and improved PCS Cortex robotics programming environment incorporate the latest technologies available. The Cortex and 3DIC application were released in 2014 and are now actively being marketed.

    As of the conclusion of Q3, FY2014, Michael Brown, Director of Sales and Marketing, had doubled the size of the PCS sales team adding new direct sales representatives to the following markets: Seattle, Washington; Columbus, Ohio; and Atlanta, Georgia.  He is actively recruiting additional representatives and sales channels to continue growing the sales force in major metropolitan areas around the United States.

    In January of 2014 PCS entered into a reseller agreement with Priority Education Solutions, a Vero Beach Florida sales and marketing firm (”Priority Education”) as a PCS Edventures’ Authorized Reseller Partner. In contrast to other PCS reseller partnerships, Priority Education has a unique arrangement with PCS to assist us in building a national direct sales force. Jim Hagedorn, the owner of Priority Education, is especially qualified for this mission, having a strong history of developing national sales teams in the education industry. During his 10 year service as CEO of Educational Options – an online curriculum provider from Arlington, VA – Jim built a sales force that brough this company from less than $1MM in annual sales to over $12MM in annual sales. Mr. Hagedorn and Priority Education Solutions has agreed to promote PCS Edventures products as their flagship product line.

    PCS applied for and was awarded Trade Adjustment Assistance funds during fiscal year ended March 31, 2011 in the amount of $75,000 to apply to the development and promotion of PCS programs to improve our competitiveness against foreign imports.  These matching funds are being used to improve and expand the PCS Robotics line of controllers, proprietary software, and curriculum solutions to take advantage of the rapidly growing robotics education market.  PCS used the remainder of these award funds in FY2015 and closed out its relationship with TAAC.

Strategy.

PCS holds a unique position in the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; (2) a unique PCS learning methodology – an  adaptive (customizes to individual learners), experiential (hands-on in nature),  learning framework that can be monetized in a number of ways, with what we believe is an approach to educational assessment and incentivizing students for the future, and PCS is an innovative leader in this area; (3) PCS has developed an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics and engineering and coding; (4) PCS has established itself as a prime STEM provider in the Kingdom of Saudi Arabia and is increasing our revenues from the Kingdom; and  (5) PCS entered the B2C space with a retail product launch this year and also has a working model for experiential learning labs operational.  With a plan to expand higher margin digital delivery products, PCS is now in the development stage of a unique, subscription-based online learning system that can be licensed to schools or non-profit organizations, as well as be used in the home environment.

As we enter FY2016, our strategy is profitability-driven seeking to optimize and streamline operations while moving our digital learning and robotics product strategy forward.  A continued underlying principle will be the building of services and products with recurring revenue traits such as online licensings. Tactically we will focus on improving product quality, improving our delivery and support infrastructure to accommodate a larger scale, improving our sales infrastructure,  and building our new, higher margin digital products to add to our lineup of STEM products and services.  We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten the sales processes for our domestic STEM sales. We will continue to fulfill existing and capture new STEM contracts with the Kingdom of Saudi Arabia.   Additionally, we will also continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content in FY2016; (2) revenue generation through our afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) Revenues from our STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in annual Q3 revenues, to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments.

Foreign Currency Exchange Rate Risk.

We promote many of our products in the international market, and had established operations in Canada as a result of the acquisition of LabMentors up until its divestiture in FY2014. As a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries. Working capital necessary to continue operating our foreign subsidiary was held in local, Canadian currency, with additional funds used through PCS being held in U.S. dollars. In accordance with SFAS 52, “Foreign Currency Translation”, all assets and liabilities were translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss). While our Canadian subsidiary provided approximately 5% of our revenue in fiscal year 2014, the sales and receivables were transacted in US dollars, and thus there is not a significant exchange risk associated with those transactions.

Backlog.

Our unearned revenue was $158,420 at March 31, 2015. At the end of fiscal year 2015, the entire amount of unearned revenue is expected to be earned during FY 2016. Of the total listed in unearned revenue at March 31, 2015, $134,670 is for orders prepaid by customers, and $23,750 are advanced  license fees resulting from our agreement with Creya Learning of India.  PCS, as part of our agreement with Creya Learning, will receive ongoing royalties on the tuition charged by Creya Learning to students attending PCS based programs and royalties will be amortized as earned.  Each quarter, the license fees are amortized according to the length of the subscription/license.

Seasonality.

Our quarterly operating results fluctuate as a result of a number of factors, including, but not limited to, the funding of customers, timing of product development, and release, availability and timeliness of items required for assembly of the products, budget cycles, buying patterns of our customers, period ending dates, and the general health of the economy.  Our International projects, learning centers, and retail product strategy are designed to offset these factors and smooth cash flow and revenue predictability over time.

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
  Make learning relevant and useful to students by establishing connections to life outside the classroom, addressing real world concerns, and developing real world skills that are desired by today’s employers, including the ability to work well with others, make thoughtful decisions, take initiative, and solve complex problems;
  Provide opportunities for teachers to build relationships with each other and with those in the larger community through sharing with other teachers, parents, mentors, and the business community who all have a stake in the student's education;
  Provide exciting, hands-on, inquiry-based instruction, that is driven by the major standards movements in the United States including Common Core and Next Generation Science Standards.
  Help increase test scores and understanding in STEM standards;
  Infuse engaging, technology-based methods and practices into the traditional classroom;
  Teach concepts from mechanical, electrical, structural, and software engineering as well as mechatronics and robotics; and
  Challenge students through promoting critical thinking, creativity, and problem solving techniques;

The products and programs we are currently marketing are applicable and useful to a variety of educational market segments. These product lines have been designed to stand-alone as well as integrate with one another to create contiguous, systemic solutions:

PCS Edventures! Labs

PCS originally operated experiential learning centers throughout the Western United States.  Founded by a rural school teacher with a remarkable vision for providing students with hands-on, meaningful learning experiences, these centers were the origin of the learning philosophy and methodology embedded in all of PCS products, curriculum, and services.  PCS left the brick and mortar learning center business in the late 1990s to pursue the development of experiential curriculum and institutional products.

Today, PCS’ experience in hands-on STEM learning and learning centers, combined with its collective expertise and intellectual property in STEM, adaptive learning frameworks, and robotics provide the infrastructure to create a high energy, effective STEM learning environment that serves as the basis for an expanded PCS business model.  This new business model aligns with major drivers and megatrends in the industry and positions PCS to become a global leader in a unique learning category – adaptive, blended, STEM education.

PCS plans to seize the current business opportunity in the education industry through the STEM focused learning environments called EdventuresLabs augmented by a virtual community focused on experiential learning. The labs will generate revenue streams through: (1) a virtual community for participants that will become a global network of experiential learners; (2) experiential learning classes designed to develop STEM and 21st century skills where students, grades 4-12, identify their talents and find their passion; (3) retail sales to consumers based on hands-on experience with the products in the learning centers; (4) a model lab “showroom” that will leverage the lessons learned from our direct sales efforts and from which improved and refined direct sales efforts can be conducted in strategic, educational markets; (5) licenses with private and public entities to implement these labs on their premises; and (6) international opportunities for licensing and expansion.

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

PCS Digital Media Labs

              Designed for today's “digital native” youth, PCS Digital Media Labs transform educational settings into technology-driven environments that use digital photography, video, and podcasting to make daily lesson plans more engaging. The curriculum is aligned with technology standards from the International Society for Technology Education (“ISTE”) and the International Technology Education Association (“ITEA”). Each Digital Media Lab contains hands-on lesson plans, a hard cover mobile case, digital cameras, camcorders or voice recorders, accessories, and a teacher guide. It is currently available in Elementary and Secondary versions for classrooms and afterschool programs.  This program is being upgraded in FY2016 and will migrate its media tools towards tablet platforms.

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

PCS Robotics™

              The PCS Edventures Robotics system is comprised of The Brain, a highly versatile micro-controller and the Cortex, an engaging and easy-to-use programming environment that makes programming fun. This system provides a naturally enabling platform for engaging students in a variety of areas including computer programming, physics, math, and other topics. PCS Robotics products range from full-scale robotics lab implementations to its RiQTM robot kit designed for home users.  PCS has specifically developed two curriculum models to accommodate instruction in both informal (afterschool) and formal (classroom) learning environments.   Industry research from the International Federation of Robotics reports 1.2MM entertainment and hobby robotics units sold in 2013, with over 7.5MM projected from 2014 to 2017. The PCS Robotics system targets this market opportunity.

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

PCS Summer Camps

PCS offers a variety of summer camp packages that provide a complete, turnkey summer camp solution for schools and afterschool programs.  Titles range from Farm to Table to Renewable Energy to the Physics of the Ninja and are popular for many organizations seeking a comprehensive curriculum and materials solutions for summer activities.

PCS Designated Markets

The educational market represents significant business opportunities in the US.  There are multiple segments within the educational market that can benefit from our products and services.  PCS has developed sales and marketing strategies to position the Company and its products to meet the needs of specific segments in the education market as follows:

  Edventures! Lab programs and products targeting home use (families and homeschoolers).
  K6 Programs for the elementary classroom.
  Tech Ed Programs for grades 6-12.
  Afterschool Programs seeing informal and non-formal science programs.
  K-12 STEM solutions for the international market.

Marketing and Other Agreements.

(i) In June, 2011, we entered into a licensing agreement with Kindle Education, now Creya Learning, for the country of India, and have provided support, curriculum, and training for their experiential learning programs.

(ii) In April, 2012, we entered into a distribution agreement with STEMfinity, an online source for a variety of STEM products. STEMfinity has proven to be a reliable source of orders with sales over $35,000 FY 2013, sales of $209,000 during FY2014, and sales of $434,410 during FY2015.  We have a close relationship with STEMfinity and anticipate these sales numbers to continue to grow.

(iii) In January, 2014 we entered into a reseller agreement with Priority Education Solutions of Vero Beach, Florida, which has four sales staff members directed by Jim Hagadorn, focusing on the Florida region with plans to expand with additional staff into additional geographic location.

Distribution Methods of the Products or Services.

The majority of our products are consolidated or built in our warehouse facility then shipped to customers.  There are several vendors we work with that drop ship product for us.

Status of any Publicly Announced New Product or Service.

PCS continues to strengthen and develop the core line of STEM products and services. During the course of FY2015, PCS:

  Developed three new summer camp programs for Catapult (formerly Newton Learning).

  In partnership with Curious Media, collaboratively developed new educational software for its Discover Engineering kit and for its Discover Robotics kit.   The new software brings cutting edge, tablet-based blended learning applications to the education market.

  Invested in significant R&D to redesign the hardware for its PCS Robotics system releasing the new Brain 5.0 platform in FY2015.

  Developed and delivered a training academy program to Saudi Arabian science educators.

  Developed and fulfilled a number of STEM outreach education modules to Tatweer for Education, a Saudi Arabian entity charged with executing Saudi Ministry of Education initiatives.

Competitive Business Conditions , Competitive Position in the Industry and Methods of Competition.

The education industry is highly competitive, fragmented, and is rapidly evolving around the STEM disciplines. We expect the industry to continue to undergo significant and rapid technology change.  The Nationwide economic difficulties continue to cause budget deficits, teacher layoffs, and program reductions, all of which may impede industry growth.

Competitors in the STEM marketplace include a variety of publishers, technical education companies and non-profit solution, providers including VEX, Pitsco, LabVolt, Pasco, LEGO® Education, McGraw Hill and Project Lead the Way. These companies, along with new entrants into the market may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. Many of the companies that are established or are entering the market have substantially greater financial, manufacturing, marketing, technical resources, and established historical channels than we have and represent significant long-term competition. To the extent that these companies may offer comparable products and services at lower prices or higher quality and more cost effective, our business could be adversely affected.

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

              Professional development - Our BrickLab professional development institute conducted from 2008-2010 resulted in the successful deployment of this product into hundreds of Idaho elementary classrooms and the production of University authored research now available for educators and administrators through the American Association of Engineering Education (ASEE).  This research documents the effectiveness of the Bricklab Institute in improving teacher attitudes and their comfort level in conducting STEM activities in the elementary classroom. This network of active teachers also provides PCS with a strong community of program advocates from which we can leverage and expand the program.  Since elementary teachers are typically more comfortable with language arts than STEM topics, the BrickLab Institute provides a proven solution to a prevalent problem for elementary principals across the country.

              Robotics programs - Our PCS Robotics programs are specifically designed to accommodate needs in the education marketplace that were identified through years of experience with K-12 robotics.  The result is less expensive, more flexible robotics solution that has the ability to integrate into every robotic educator’s classroom.  Specific examples of this flexibility include a multi-level programming environment that naturally evolves in complexity to match the needs of the student, an open physical architecture that provides hooks for all major manipulative manufacturers including fischertechnik®,  LEGO®, K’NEX®, MINDS-i, VEX, erector, and even industry standard Radio Control (R/C) components.  The open physical architecture of our microcontroller and its basis on the highly popular Arduino platform provides educators and robotic enthusiasts a highly flexible solution.  With the release of our new Cortex v. 5.0, PCS is the only K12 education company offering a tablet based programming environment for robotics.  We hope to maintain this competitive advantage through constant innovation of new and better enhancements to our programs.

Learning frameworks - Our unique learning framework is designed for managing and facilitating non-formal education and provides us with in-house capabilities unavailable through other channels.  Initially designed over a decade ago, the PCS Merit System is a non-formal learning framework that provides flexibility, adaptability, and a variety of unique characteristics that create a highly effective pedagogical model unavailable elsewhere.

Forward looking processes - Our forward looking educational development processes include mapping our curriculum and products against future trends such as the upcoming Next Generation Science Standards, the Common Core, and the NAEP’s mandated technology and engineering literacy assessment implemented nationwide in the US in 2014.

Our use of the Internet as a delivery and support mechanism for the programs - By leveraging our expertise in experiential learning and our potential software partnership with Curious Media, we believes we can achieve the following significant advantages: (1) a high level of program control and protection; (2) the building of a significant data model regarding program usage; (3) a direct channel to our users who are migrating towards digital e-reading devices; and (4) a long term strategy that includes a high-margin subscription model for access to our digital educational services.  Each of these advantages provides tangible long-term benefits to the Company.

Organic expansion of program offerings - After implementing and proving a successful program model, PCS believes it can leverage its high level of customer satisfaction to expand current and additional programs designed to integrate seamlessly into our already deployed sites. This creates a long-term growth strategy that includes new and residual sales to an ever-growing list of customers.

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

PCS believes the contiguous nature of its products creates a system that provides a competitive advantage over other companies who may have single product offerings or products with no systemic approach or plan.  This system begins at the Pre-K level and extends through college.  School districts seeking a systemic approach to STEM education will find our PCS approach comprehensive.

Sources and Availability of Raw Materials and the Names of Principal Suppliers.

We currently do not manufacture the products that accompany our curriculum and are dependent on vendors for our supply of these products.  We believe that efficient purchasing is a key factor in maintaining our competitiveness.  The following is a list of vendors for our key products:  I.B.A., fischertechnik, K’NEX, Q-Smart Robot Technologies, and Gratnell. We believe there are adequate sources for all raw materials required for manufacture of our products.

Dependence on One or a Few Major Customers.

In general, our customer base is growing rapidly that will reduce dependence on what are emerging to be our major customers, however the following three are important to recognize: (1) Catapult Learning, formerly Edison Schools’ Newton Learning, is a significant customer, placing orders of approximately $435,000 in FY2015; (2) STEMfinity, a PCS reseller, has been growing steadily with orders of approximately $434,000 in FY2015, and orders of approximately $198,000 in FY2014; and (3) Tatweer Holding Company (THC) is a Riyadh based, government-owned company dedicated to education development in the Kingdom of Saudi Arabia.  PCS conducted approximately $106,000 in business with THC in FY2013; signed contracts for approximately $793,000 in FY2014, and invoiced approximately $971,000 to THC for FY2015, with additional sales related to these contracts invoicing in FY2016.

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

Although we believe that our products have been independently developed and that we do not infringe on any third party rights, third parties may, in the future, assert infringement claims against us. We may be required to modify our products, trademarks, and/or technology or to obtain licenses to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions and as such failure to do so could irreparably harm us and/or our operating results.

We currently have a development agreement compensated through a revenue share with Curious Media. The agreement with Curious Media is for equity and cash revenue share/royalty payments based on sales of our 3DIC and Cortex integrated products.

Need for any Government Approval of Principal Products or Services.

None, not applicable.

Effect of Existing or Probable Governmental Regulations on the Business.

Exchange Act.

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC.  Compliance with these requirements of the Exchange Act also substantially increases our legal and accounting costs.

Smaller Reporting Company.

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirement to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding shareholder approval of any golden parachute payments not previously approved.  This designation relieves us of some of the informational requirements of SEC Regulation S-K, and may reduce our regulatory operating costs and expenses.

Sarbanes-Oxley Act

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

Exchange Act Reporting Obligations.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders at a special or annual meeting or pursuant to a written consent of shareholders will require us to provide our shareholders with the information outlined in Schedule 14A (where proxies are solicited) or Schedule 14C (where shareholder consents in writing to the action have already been received or are anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders. Actions taken under 14C requirements are customarily not effective until 21 days after the mailing to shareholders.

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

Number of Total Employees and Number of Full Time Employees.

We employ approximately 13 full-time employees. Premiere Science, Inc. does not currently have any active operations and does not employ any employees at this time. We hire part-time and additional full-time employees on an “as-needed” basis. We have not experienced a shortage of qualified employees.  None of our employees are a party to a collective bargaining unit, and we believe that our relationship with our employees is good.

Item 1A - Risk Factors.

Smaller reporting companies are not required to provide this information; however, you should be aware that an investment in the Company is highly speculative and subject to numerous risks.  You should consider the following most notable risk factors together with all the other information contained in this Annual Report and other reports or registration statements filed by us with the SEC before making an investment decision with respect to our common stock.  This list is not to be considered all-inclusive.

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

Potential Loss of Intellectual Property

              The Company has pledged its Intellectual Property as collateral for promissory notes payable as discussed in Note 8 of our Financial Statements in Part II, Item 8 of this Annual Report.   Risk of loss of the underlying IP exists should the Company default on these promissory notes.

Education Funding

              The education market is heavily dependent on support from federal, state and local governments.  These governmental agencies have realized budget cuts and the government appropriations process is often slow and unpredictable.  Funding difficulties can negatively impact our ability to increase revenue.

International Expertise

              Our attempt to enter international markets introduces political and cultural risk.  As a small company, we do not have extensive experience in international business arrangements and will need to rely on certain outside expertise that can be costly.

Item 2. Properties.

Location.

The Company leases its principal executive offices in Boise, Idaho. On February 1, 2015, we signed a lease for our principal offices comprised of approximately 3,609 square feet for $4,511 per month for the 12 months ending January 31, 2016.

We also lease additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. Rent obligations are approximately $1,400 per month under a non-cancelable operating lease that expired June 30, 2012. The lease was extended in a fifth amendment, effective October 31, 2014, at a rate of $1,390 per month for 12 months that will expire on October 31, 2015. A sixth lease amendment was subsequently signed on April 15, 2015, to lease an additional bay from May 1, 2015, to October 31, 2015.

Item 3. Legal Proceedings.

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for us, and causing damages to the plaintiffs in the action.  The action was brought in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Action number CV PI 1507419.  We have engaged legal counsel to represent us in this matter, and we are not presently in a position to determine what, if any, liability we may have for the actions of our employee, or even whether such employee was negligence in any manner.  We also believe that we have adequate insurance coverage for our legal representation and any potential liability.  As this action progresses, we will update this information.

Item 4. Mine Safety Disclosures

None; not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information.

Our common stock is presently quoted on the OTC Markets Group, Inc. Pink Sheets under the symbol “PCSV” as discussed below. No assurance can be given that the current market for our common stock will continue in the future or will be maintained. The possible sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC held by members of management or others could have a substantial adverse impact on this market. The range of high and low bid quotations for our common stock during each quarter of our past two fiscal years is shown below. Prices are inter-dealer quotations as reported by OTC Markets Group, Inc. Pink Sheets, and do not necessarily reflect transactions, retail markups, markdowns, or commissions.

Stock Quotations.

Quarter Ended	High	Low
June 30, 2013	$ 0.06	$ 0.06
September 30, 2013	$ 0.08	$ 0.06
December 31, 2013	$ 0.07	$ 0.03
March 31, 2014	$ 0.06	$ 0.05
June 30, 2014	$ 0.06	$ 0.06
September 30, 2014	$ 0.06	$ 0.06
December 31, 2014	$ 0.04	$ 0.04
March 31, 2015	$ 0.03	$ 0.03

Holders.

As of March 31, 2015, we had approximately 250 stockholders of record through our transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

Dividends.

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intent of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

              On August 27, 2009, our Board of Directors adopted and our shareholders subsequently approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan was designed to replace the existing 2004 Nonqualified Stock Option Plan (the “2004 Plan”). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those of the shareholders and to motivate, attract, and retain our employees and provide an incentive for outstanding performance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,397,335	$0.30	799,995
Equity compensation plans not approved by security holders	-	$-	-
Total	1,397,335	$0.33	799,995

On April 4, 2012, our Board of Directors adopted and tour shareholders subsequently approved an Amendment to an increase in the number of shares of our common stock available for grants, incentive or other purposes under the Company’s 2009 Equity Incentive Plan from 4,000,000 shares to 8,000,000 shares.

Recent Sales of Unregistered Securities

              During the last three years, we have sold the follow shares of our common stock, which are comprised of unregistered and “restricted securities” as defined in SEC Rule 144:

	Number of
Name of Person or Group	Shares	Consideration	Note
*Consultants	1,816,750	$104,000	1
Legal Consultants	660,319	40,294	2
Legal Settlement	400,000	22,000	3
Private Investors: Warrants	-	-	4
Private Investor: Note Conversions	24,129,297	895,945	5
*Employees: Benefits	134,096	7,152	6
*Employees: Bonus	923,343	60,241	7
*Board of Directors: RSU’s	1,232,143	126,911	8
	29,295,948	$1,256,543

* Issued as Restricted Securities under the 2009 Plan.

  Shares issued to consultants for services:

		Shares			Value
		Fiscal Year			Fiscal Year
	2013	2014	2015	2013	2014	2015
Q1	50,400	-	400,000	$2,520	$-	$20,000
Q2	66,350	-	300,000	3,980	-	17,500
Q3	-	-	1,000,000	-	-	60,000
Q4	-	-	-	-	-	-

  Shares issued for legal services:

		Shares			Value
		Fiscal Year			Fiscal Year
	2013	2014	2015	2013	2014	2015
Q1	230,627	-	-	$11,531	$-	$-
Q2	233,067	-	-	10,681	-	-
Q3	-	-	-	-	-	-
Q4	196,625	-	-	18,082	-	-

  Shares issued for legal settlement:

		Shares			Value
		Fiscal Year			Fiscal Year
	2013	2014	2015	2013	2014	2015
Q1	-	-	-	$-	$-	$-
Q2	-	-	400,000	-	-	22,000
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

4. Shares issued to private investors for the purchase of warrants:

		Shares			Value
		Fiscal Year			Fiscal Year
	2013	2014	2015	2013	2014	2015
Q1	-	-	-	$-	$-	$-
Q2	-	-	-	-	-	-
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

5. Shares issued to private investors for the conversion of promissory note:

		Shares			Value
		Fiscal Year			Fiscal Year
	2013	2014	2015	2013	2014	2015
Q1	-	-	-	$-	$-	$-
Q2	1,330,210	-	18,455,666	63,496	-	696,374
Q3	1,204,791	-	-	33,800	-	-
Q4	-	3,138,630	-	-	102,275	-

6. Shares issued to employees for benefits:

		Shares			Value
		Fiscal Year			Fiscal Year
	2013	2014	2015	2013	2014	2015
Q1	48,522	-	-	$2,426	$-	$-
Q2	85,574	-	-	4,726	-	-
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

7. Shares issued to employees for bonuses:

		Shares			Value
		Fiscal Year			Fiscal Year
	2013	2014	2015	2013	2014	2015
Q1	200,000	-	-	22,000	-	-
Q2	398,343	30,000	-	21,401	1,500	-
Q3	-	-	170,000	-	-	8,160
Q4	60,000	65,000	-	3,600	3,580	-

8. Shares issued to our Board of Directors for Restricted Stock Units:

		Shares			Value
		Fiscal Year			Fiscal Year
	2013	2014	2015	2013	2014	2015
Q1	-	-	-	$-	$-	$-
Q2		442,857	-	-	40,000	-
Q3	300,000	-	489,286	60,000	-	26,911
Q4	-	-	-	-	-	-

Securities Act of 1933, as amended (the “Securities Act”) Registration Exemption Relied Upon

              Unless otherwise exempt from registration under the Securities Act, we issued these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506 Regulation D of the SEC; and each person had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2), and Rule 506 of Regulation D of the SEC. Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons, save for compliance with state notice and fee requirements, as may be applicable. Shares issued under the 2009 Plan have been registered on Form S-8 with the SEC; however, in many instances, shares issued or granted under the 2009 Plan were issued as “restricted securities” under Board of Director resolutions as indicated above.

Use of Proceeds of Registered Securities

              There were no proceeds received by us during the fiscal year ended March 31, 2015, from the sale of registered securities.

Purchase of Equity Securities by Us and Affiliated Purchasers

              During the year ended March 31, 2015, the Company made no purchases of its outstanding equity securities; however, Todd R. Hackett, the Company’s Co-CEO, shareholder, predominant promissory note holder, and Board of Directors member, has purchased 1,520,972 shares of PCS Edventures! common stock on the open market between fiscal year end March 31, 2015, and filing of this Annual Report. Information about these purchases can be accessed in Mr. Hackett’s Schedule 13D filings with the SEC at www.sec.gov, under the filings of the Company.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995:

Except for historical facts, all matters discussed in this Annual Report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this Annual Report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks, and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in the Company’s SEC filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with Item 1A, “Risk Factors” of this report beginning on page 18 and our audited financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data of this report.

Plan of Operation.

PCS holds a unique position in the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials;(2) a unique PCS learning methodology – an  adaptive (customizes to individual learners), experiential (hands-on in nature), learning framework that can be monetized in a number of ways , with what we believe is an approach to educational assessment and incentivizing students for the future, and PCS is an innovative leader in this area; (3) PCS has developed an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics and engineering and coding; (4) PCS has established itself as a prime STEM provider in the Kingdom of Saudi Arabia and is growing its revenues from the Kingdom; and (5) PCS entered the B2C space with a retail product launch this year and also has a working model for experiential learning labs operational. With a plan to expand higher margin digital delivery products, PCS is now in the development stage of a unique, subscription-based online learning system that can be licensed to schools or non-profit organizations, as well as be used in the home environment.

As we enter FY2016, our strategy is profitability driven seeking to optimize and streamline operations while moving our digital learning and robotics product strategy forward. A continued underlying principle will be the building of services and products with recurring revenue traits such as online licensing. Tactically we will focus on improving product quality, improving our delivery and support infrastructure to accommodate larger scale delivery, improving our sales infrastructure, and building our new, higher margin digital products to add to our lineup of STEM products and services. We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales. We will continue to fulfill existing and capture new STEM contracts with the Kingdom of Saudi Arabia. We will continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content in FY2016; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3 annual revenues to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2015 resulted in a net loss from continuing operations of ($1,447,820) as compared to the net loss from continuing operations during the fiscal year ended March 31, 2014 of ($930,635). This is an increase in of $517,185 or approximately 56%, from the net loss for the fiscal year ended March 31, 2014. The Basic Loss per Share for FY2015 and FY2014 was ($0.02) and ($0.02), respectively.  Details of changes in revenues and expenses can be found below.

Operating Results From Discontinued Operations.

On November 30, 2005, we entered into an agreement with 511092 N.B. LTD., a Canadian corporation, (LabMentors) to exchange PCS common stock for common stock of 511092 N.B. LTD. as disclosed in our 8-K Current Report filed with the SEC on December 9, 2005, and amended on February 15, 2006.  As a result of the definitive Share Exchange Agreement between the parties, 511092 N.B. LTD. became our wholly-owned subsidiary.  In December, 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. We divested this subsidiary in August, 2013.

FY2015 had no operating results for discontinued operations.  LabMentors, final results of operations were reported during fiscal year 2014. LabMentors, results of operations were separated and classified as Discontinued. Revenues for discontinued operations for the period April 1, 2013 through August 31, 2013, were $46,901. Cost of sales for discontinued operations for the period April 1, 2013 through August 31, 2013, was $20,022. Operating and other expense for discontinued operations for the period April 1, 2013, through August 31, 2013, were $57,459.

Operating Results Revenues.

Revenues, excluding revenues from discontinued operations, for the twelve-month period ended March 31, 2015, were $2,901,113 an increase of $1,045,402 or 56%, as compared to $1,855,711 for the twelve-month period ended March 31, 2014.  The revenue growth was across all three focus areas: 1) large contract fulfillment with T4EDU in Saudi Arabia generating approximately $802,764 additional revenue over FY 2014 , 2) opening of a second EdventuresLab with $72,978 additional revenue over FY 2014, and 3) domestic sales exceeded FY 2014 by $133,479.

Operating Results Cost of Goods Sold/Cost of Sales.

Cost of Sales for the 12 month period ended March 31, 2015, increased $678,741 or 74% to $1,590,549 as compared to $911,808 for the 12 month period ended March 31, 2014. FY2015, as a percent of revenue to cost of goods sold, was 55%.  Included in PCS’ Cost of Sales are variable costs such as sales commissions, shipping expenses, and product royalty payments.

Operating Results Operating Expenses.

Operating expenses excluding assets from discontinued operations, for the 12 month period ended March 31, 2015, increased by $512,702 or 30% to $2,209,691 as compared to $1,696,9898 for the 12 month period ended March 31, 2014. The table below identifies the year over year changes:

	Fiscal Year ended March 31, 2014
Product Development	$228,293	(1)
Employee Expenses	162,701	(2)
International Consulting	61,000	(3)
Marketing Expense	36,487	(4)
Settlement Expense	32,000	(5)
Other, net	(7,779)
	$512,702

1)       Product Development Expense increased due to: new Cortex, Brain 5.0 manufacturing, and international product lines developed in year ended March 31, 2015.

2)       Employee Expense increased with the addition of two positions coordinating international sales efforts, learning center and domestic sales management, and a curriculum writer.

3)       International Consulting Expense was incurred with the partnering of a Kingdom of Saudi Arabia contract facilitator positioned abroad.

4)       Marketing Expense increased with additional efforts in website optimization, and lead generation campaigns.

5)       Settlement expense was incurred with the mediation of an employment contract dispute

Operating Results – Other Income/Expenses.

              Total other income (expense) for the fiscal years ended March 31, 2015 and 2014 was ($548,693) and ($177,549) respectively; a change of 209% or ($371,144) which was predominantly due to debt discount charged to interest expense on notes payable converted in FY2015.

Liquidity.

As of the fiscal year ended March 31, 2015, we had $130,162 in cash, with total current assets of $855,299 and total current liabilities of $2,257,846. We have an accumulated deficit of ($39,618,006), and stockholder’s equity of ($1,673,404).

The Company has a working capital deficit of $1,402,547 at March 31, 2015. The working capital deficit for the fiscal year ended March 31, 2014 was $707,632. The Company has a current ratio at March 31 of 0.37 and 0. 52 for FY2015 and FY2014, respectively.  This decrease in liquidity was due primarily to the change in debt structure resulting in an increase in short term debt, and the expensing of the debt discount at conversion.

Critical Accounting Policies.

Estimates.

Our discussion herein and analysis thereof is based upon our financial statements in Part II Item 7, below, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 4 of our Financial Statements contained in Part II, Item 8 for additional discussions of these and other accounting policies and disclosures required by GAAP.

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

During the fiscal year ended March 31, 2015, the Company had sales to three major customers that accounted for 56% and 37%, respectively, of total revenue as of the fiscal year ended March 31, 2015, and 2014.

Three customers accounted for 81% and 91% of total accounts receivable as of the fiscal years ended March 31, 2015 and 2014 respectively.  See Note 4 to the Financial Statements for additional information.

Fair Value of Financial Instruments.

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

Foreign Currency Translation.

The functional currency of the Company is the U.S. dollar. The Company’s financial statements include translations for the LabMentors subsidiary, where applicable, which are maintained in Canadian dollars. All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss).

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

Intellectual Property.

The Company’s intellectual property consists of capitalized costs associated with the development of the Internet software and delivery platform developed by the Company to enable access to the various educational programs and exercises developed by us. In accordance with generally accepted accounting principles as discussed previously regarding inventory, the initial costs associated with researching the delivery platform and methods were expensed until economic feasibility and acceptance were determined. Thereafter, costs incurred to develop the Internet online delivery platform and related environments were capitalized until ready for sale. Costs incurred thereafter to maintain the delivery and access platform are expensed as incurred. These capitalized costs were amortized on a straight-line basis over the estimated useful life of the Company’s delivery and access platform that was determined to be 60 months. As of March 31, 2012, Intellectual Property was fully amortized.

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

We account for goodwill and other intangible assets in accordance with the financial accounting standards issued by the FASB pertaining to “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that impairment might have occurred. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process.  The first step used to identify potential impairment is the comparison of the fair value of the item with its carrying amount, including goodwill and intangible assets with indefinite lives. We operate as one company, and, therefore, compare our book value to market value, which management must determine upon review based on similar transactions. If our fair value exceeds our book value, our goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value exceeds the fair value, the goodwill is considered to be impaired and management must measure the amount of impairment loss, if any. For the measurement step, if the carrying amount of the goodwill exceeds the estimated fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. The fair value estimate requires that future cash flows relating to the acquisition, in this case, be forecasted. These forecasts require management to make assumptions on the future sale of current and future products and services, future market conditions, technological advances, future growth rates, and discount rates utilized. Any loss recognized cannot exceed the carrying amount of the goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The Company’s evaluation of goodwill and intangible assets completed at March 31, 2012, resulted in a full impairment.  This impairment was recorded as an operating expense of $202,688 with respect to the goodwill.  As of March 31, 2012, amortizable intangible assets were comprised of educational software being amortized over the estimated useful life of the program or exercise, generally 24 to 48 months.  The Company recognized $92,468 of impairment of intangible assets pertaining to the education software acquired with and subsequently developed at LabMentors.  Due to the impairment at March 31, 2012, the entire balance of intangible assets was amortized. No additions occurred during the fiscal years ended March 31, 2014 and March 31, 2015.

Despite the goodwill and intangible asset impairments described, the Company’s Lab Mentors subsidiary had continuing operations and continued to produce revenue until its sale during the fiscal year ended March 31, 2014.

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

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of the fiscal year ended March 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2015 and March 31, 2014

Statements of Operations for the years ended March 31, 2015 and 2014

Statements of Stockholders' Equity for the years ended March 31, 2015 and 2014

Statements of Cash Flows for the years ended March 31, 2015 and 2014

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PCS Edventures!.com, Inc.

Boise, Idaho

We have audited the accompanying balance sheets of PCS Edventures!.com, Inc. (the “Company”) as of March 31, 2015 and 2014 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. and Subsidiary as of March 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 15, 2015

PCS EDVENTURES!.COM, INC.
Balance Sheets (USD $)
	As of March 31,
	2015	2014
CURRENT ASSETS
Cash	$130,162	$27,860
Accounts receivable, net of allowance for doubtful
accounts of $3,184 and $4,063 , respectively	358,033	489,751
Prepaid expenses	112,704	68,906
Finished goods inventory	251,164	187,386
Other receivable	3,236	3,424
Total Current Assets	855,299	777,327

FIXED ASSETS, net of accumulated depreciation of $144,821 and $118,005 , respectively	25,854	19,462

OTHER ASSETS
Note Receivable net of allowance ($47,998)	1,515	-
Mold Cost	10,229	14,668
Deposits	9,450	7,371
Total Other Assets	21,194	22,039
TOTAL ASSETS	$902,347	$818,828

CURRENT LIABILITIES
Accounts payable and other current liabilities	$312,951	$471,426
Payroll liabilities payable	28,907	35,973
Accrued expenses	102,936	124,753
Deferred revenue	158,420	68,467
Note payable, convertible, related party, net discount of $24,063 and $0 as of March 31, 2015 and 2014 respectively	175,937	50,000
Note Payable	18,117	-
Note payable, related party, net discount of $38,184 and $0 as of March 31, 2015 and 2014 respectively	1,438,870	707,251
Lines of credit payable	21,708	27,089
Total Current Liabilities	2,257,846	1,484,959

Notes payable, related party, long term	81,165	23,846
Notes payable, long term, convertible, net discount of $0 and $7,333 as of March 31, 2015 and 2014, respectively	202,729	236,541
Notes payable, convertible, related party, long term, net of discount of $0 and $315,721, as of March 31, 2015 and 2014, respectively	34,011	293,436
Total Liabilities	2,575,751	2,038,782

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares,
no shares issued and outstanding	-	-
Common stock, no par value, 90,000,000 authorized shares,
74,235,284 and 52,970,332 shares issued and outstanding, respectively	37,923,485	36,919,152
Stock payable	21,117	31,080
Accumulated deficit	(39,618,006)	(38,170,186)
Total Stockholders' Equity (Deficit)	(1,673,404)	(1,219,954)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$902,347	$818,828

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.
Statements of Operations (USD $)

	For the years ended March 31,
	2015	2014
REVENUES
Domestic sales revenue	$1,678,328	$1,544,849
Learning Center revenue	217,732	116,998
License & Royalty revenue	34,042	14,974
International revenue	971,011	178,890
Total Revenues	2,901,113	1,855,711

COST OF SALES	1,590,549	911,808

GROSS PROFIT	1,310,564	943,903

OPERATING EXPENSES
Salaries and wages	786,178	625,709
Depreciation and amortization expense	26,816	18,715
General and administrative expenses	1,396,697	1,052,565
Total Operating Expenses	2,209,691	1,696,989
OPERATING LOSS	(899,127)	(753,086)
OTHER INCOME AND (EXPENSES)
Interest expense	(561,028)	(177,638)
Other income	12,335	89
Total Other Income and Expenses	(548,693)	(177,549)

NET LOSS FROM CONTINUING OPERATIONS	(1,447,820)	(930,635)
NET LOSS FROM DISCONTINUED OPERATIONS	-	(30,580)
Foreign currency translation	-	(3,533)
NET COMPREHENSIVE LOSS	$(1,447,820)	$(964,748)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(1,447,820)	$(964,748)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.02)
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.02)	$(0.02)
Weighted Average Number of Shares Outstanding, Basic and Diluted	61,071,903	51,343,776

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.
Statements of Stockholders' Equity (Deficit) (USD $)
	# of Common Shares O/S	Capital Stock	Stock Payable	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
Balance at 03/31/2013	49,293,845	36,199,846	40,640	(37,208,971)	(4,546)	(973,031)

Common stock for services		1,675	(1,640)			35
Common stock for bonuses	95,000	5,080	2,080			7,160
Common Stock for RSU's	442,857	60,000	10,000			70,000
RSU's forfeitures			(20,000)			(20,000)
Conversion of notes payable	3,138,630	100,000				100,000
Option Expense		35,625				35,625
Discontinued Operations		140,926			8,079	149,005
Debt discount		376,000				376,000
Foreign currency translation					(3,533)	(3,533)
Net Loss		8,236		(961,215)		(961,215)
Balance at 03/31/2014	52,970,332	36,919,152	31,080	(38,170,186)		(1,219,954)

Common stock for services	1,750,000	97,500	(2,080)			94,420
Common stock for bonuses	170,000	8,160				8,160
Common Stock for RSU's	489,286	26,911	(1,825)			25,086
Common Stock for Legal Settlement	400,000	22,000				22,000
RSU's forfeitures			(6,058)			(6,058)
Conversion of notes payable	18,455,666	696,374				696,374
Option Expense		17,161				17,161
Related Party Debt Forgiveness		19,510				19,510
Debt discount		116,717				116,717
Net Loss				(1,447,820)		(1,447,820)
Balance at 03/31/2015	74,235,284	$37,923,485	$21,117	$(39,618,006)	$-	$(1,673,404)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.
Statements of Cash Flows (USD $)
	For the years ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(1,447,820)	$(961,215)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Stock on Settlement	22,000	-
Debt discount amortization	374,738	81,803
Depreciation and amortization expense	31,254	23,154
Common stock issued for services	122,608	57,195
Amortization of fair value of stock options	17,161	35,625
Bad debt expense (Gain on Collection of Bad Debt)	(3,621)	52,134
(Increase) decrease in inventories reserve	926	22,122
(Increase) decrease in accounts receivable	135,339	(372,254)
(Increase) decrease in prepaid expenses	(43,798)	(33,163)
(Increase) decrease in inventories	(64,705)	(115,791)
(Increase) decrease in other current assets	(3,408)	(1,280)
(Decrease) increase in accounts payable and accrued liabilities	(135,094)	104,181
Increase (decrease) in unearned revenue	89,953	(15,289)

Net Cash Used by Operating Activities	(904,467)	(1,122,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(33,328)	-
Net Cash Used by Investing Activities	(33,328)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on bank line of credit	(9,869)	(5,119)
Proceeds from notes payable	80,000	-
Proceeds from notes payable - related party	1,299,387	1,215,000
Principal payments on debt - related party	(529,421)	(302,956)
Proceeds from notes payable - related party, convertible	200,000	-
Net Cash Provided by Financing Activities	1,040,097	906,925

Foreign currency translation	-	(3,533)

Net Increase (Decrease) in Cash	102,302	(219,385)
Cash at Beginning of Year	27,860	247,246
Cash at End of Year	$130,162	$27,860

PCS EDVENTURES!.COM, INC.
Statements of Cash Flows (USD $)
	For the years ended March 31,
	2015	2014
NON-CASH INVESTING & FINANCING ACTIVITIES
Common stock issued for services (stock payable)	$2,080	$1,640
Common stock issued for conversion of RSUs (stock payable)	20,000	21,250
Common stock issued for conversion of RSUs Forfeiture	-	(20,000)
Conversion of Debt	696,373	100,000
Debt discount	116,717	376,000
Debt Forgiveness	19,510	-
Sale of subsidiary	-	149,005
Convertible debt issued for non-convertible debt	-	530,000

CASH PAID FOR:
Interest	$47,729	$54,809
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Notes to the Financial Statements

March 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The financial statements presented are those of PCS Edventures!.com, Inc., an Idaho corporation (“PCS” or “the Company”).

On August 3, 1994, PCS Education Systems, Inc. was incorporated under the laws of Idaho to develop and operate stand-alone learning labs.

In October 1994, PCS exchanged common stock on a one-for-one basis for common stock of PCS Schools, Inc. As a result of this exchange, PCS Schools, Inc. became a wholly-owned subsidiary of PCS. In the late 1990s, the Company divested the stand-alone learning labs to focus on the creation of turn-key lab modules coupled with web-based technology for use in the classroom and afterschool programs.

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!.com, Inc. On September 26, 2014, the shareholders voted for the proposal to grant the Board of Directors the authority to change the name of the Company in a fashion that will remove the “.com”, but retain the current brand.

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation (LabMentors), to exchange PCS common stock for common stock of 511092 N.B. LTD., which exchange was completed in December, 2005, with LabMentors becoming a wholly-owned subsidiary. In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. (See Note 17) The Company divested Labmentors, the wholly owned subsidiary, in August of 2013.

In January, 2012, the Company committed to a business plan enhancement, which included the opening, operating, and licensing of EdventuresLab private learning centers and launched a pilot program in the spring of 2012.  As of June 30, 2014, two EdventuresLab programs had been opened and were operating in the Idaho Treasure Valley.

               On January 31, 2013, PCS formed a subsidiary called Premiere Science, Inc., incorporated and registered in the State of Idaho. The subsidiary is 100% wholly-owned by the Company and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for this subsidiary during the fiscal years ended March 31, 2015 and 2014.

NOTE 2 – GOING CONCERN

The Company’s  financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established sources of revenues are not sufficient to cover the Company’s operating costs. The Company has accumulated significant losses and payables and generated negative cash flows. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating this adverse position are as follows:

As we enter FY2016, our strategy is profitability driven seeking to optimize and streamline operations while moving our digital learning and robotics product strategy forward.  A continued underlying principle will be the building of services and products with recurring revenue traits such as online licenses. Tactically we will focus on improving product quality, improving our delivery and support infrastructure to accommodate larger scale, improving our sales infrastructure,  and building our new, higher margin digital products to add to our lineup of STEM products and services.   We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales.  We will continue to fulfill existing and capture new STEM contracts with the Kingdom of Saudi Arabia.   We will continue to use our  EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content in FY2016; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods;  and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame.  We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments.

Revenue for the twelve months ended March 31, 2015, was $2,901,113, an increase of 56% compared to the same period in the prior year.  Net loss from continuing operations for the 12 month period ended March 31, 2015 was ($1,447,820). Net loss for the same period of the prior year, was ($930,635). Cash flow from operations for the 12 months ended was March 31, 2015 was ($904,467), compared to ($1,122,778) for the prior twelve months ended March 31, 2014.

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by the improved revenues during the fiscal year ending March 31, 2015, the ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying  financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OTHER RECEIVABLES

	March 31,
	2015	2014

Other Receivable	$3,236	$3,424
Total Other Receivable	$3,236	$3,424

In FY 2014, the Company paid for a contractor’s international travel to present PCS in conjunction with Robert Grover for qualification with Tatweer Holding Company of Saudi Arabia in a Kingdom of Saudi Arabia tender competition.  PCS did not attain that specific contract.  Collection of the receivable was unsuccessful and the $3,424 was taken to bad debt expense.

In FY 2012, the Company entered into a license and royalty agreement with Creya Learning.  As part of that agreement, Creya Learning prepaid $25,000 in royalty fees.  That prepayment has been exhausted, leaving Creya Learning with a $3,236 royalty balance outstanding with PCS recorded as Other Receivable as of March 31, 2015.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $3,184 and $4,063 for the fiscal years ended March 31, 2015 and 2014, respectively.

During one of the last two fiscal years ended March 31, 2015 and March 31, 2014, the following major customers exceeded 10% of revenue:

	For the Years Ended
	March 31,
	2015		2014
Tatweer	$971,391	33%	$167,897	8%
Stemfinity	$434,410	15%	$198,489	11%
Catapult Learning	$218,960	8%	$340,130	18%

Major customer accounts receivable near or greater than 10% of total accounts receivable at March 31, 2015 and March 31, 2014, were as follows:

	For the Years Ended
	March 31,
	2015		2014
Tatweer	$170,771	47%	$84,380	17%
Catapult Learning	$103,394	29%	$340,130	69%

d. Foreign Currency Translation

The functional currency of our subsidiary is considered the local currency. Our former LabMentors' subsidiary had a functional currency in Canadian dollars (CAD). The subsidiary’s financial statements have been translated into US dollars in accordance with generally accepted accounting principles regarding foreign currency translation, as applicable.   All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss) and the net change for the year are reflected separately in the statements of operations and other comprehensive income (loss). Through this, all of the Company’s financial documents are stated within the functional currency of the parent company, which is the United States dollar (USD).

In accordance with generally accepted accounting principles regarding the presentation of the Statement of Cash Flows, the cash flows of the Canadian subsidiary, LabMentors, was translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities wwould not necessarily agree with the changes in the corresponding balances on the balance sheet that was translated at the exchange rate at the end of the period. The Company divested Labmentors, the wholly owned subsidiary, in August of 2013.  There was no foreign currency translation recognized in fiscal year 2015.  (See Note 17)

e. Fair Value of Financial Instruments

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

              The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheet as of March 31, 2015.

Fair Value Measurements at March 31, 2015
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

	$-	$-	$-	$-
	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014, on a non-recurring basis:

Fair Value Measurements at March 31, 2014
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

	$-	$-	$-	$-
	$-	$-	$-	$-

The standard issued by the FASB concerning the fair value option for financial assets and liabilities became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended March 31, 2015 and 2014 there were no applicable items on which the fair value option was elected.

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

Net deferred tax assets and liabilities consist of the following components as of March 31, 2015 and 2014:

	March 31,
	2015	2014
Deferred Tax Assets
NOL carryover	$4,967,771	$4,695,386
Accumulated depreciation	3,239	0
Deferred revenue	9,263	26,702
Unearned revenue	52,521	0
Idaho ITC	7,307	7,485
Allowance for Bad Debt	1,242	1,585
Gross deferred tax assets	5,041,343	4,731,158
Valuation allowance	(5,041,343)	(4,722,544)
Net deferred tax asset	$0	$8,614

Deferred Tax Liabilities
Accumulated depreciation	$(0)	$(8,614)
Other	-	-
Gross deferred tax liabilities	$(0)	$(8,614)

Net deferred tax assets (liabilities)	$-	$-

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	March 31,
	2015	2014
Book income	$(492,259)	$(326,813)
State taxes	(72,393)	(48,062)
Options expense	6,693	13,767
Other	1,150	5,167
NOL utilization	-	-
Valuation allowance	556,809	355,941
	$-	$-

              At March 31, 2015 the Company had a net operating loss carry-forward of approximately $12,737,874 that may be offset against future taxable income.  No tax benefit has been reported in the March 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry-forward may be limited as to use in future years.

              The Company files income tax returns in the United States, the State of Idaho and the State of California. The statute of limitations on a Federal tax return is the due date of the tax return plus three years.  In the case of NOLs, the year in which the NOL was generated remains open up to the amount of the NOL until the statute of limitations expires on the year it was used.  PCS Edventures first filed a tax return in 1994. Therefore no statutes have closed.  The Company does not have any unrecognized tax benefits to report in the current period.

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

	For the Years Ended
	March 31,
	2015	2014
Basic loss per share from operations:
Net loss	$(1,426,528)	$(961,215)

Weighted average number of
shares outstanding	61,071,903	51,343,776
Basic loss per share	$(0.02)	$(0.02)

i. Recently Issued Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update was effective in the first quarter of 2014. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid inancial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

Pushdown Accounting

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

j. Educational Software

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

k. Intellectual Property

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

l. Property and Equipment

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

m. Finished Goods Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, K’NEX manipulatives, fischertechnik® manipulatives, IBA manipulatives, LEGO® manipulatives, digital media equipment, furniture units, curriculum, blocks, poster packs, and other miscellaneous items used in our various labs.  Our inventory is carried at the lower of cost or market and valued using the average cost method for each item. In addition, we have established a reserve of $13,265 for obsolete and slow moving items.

n. Stock Options and Stock Grants

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

NOTE 5 - PREPAID EXPENSES

              Prepaid expenses for the periods are as follows:

	March 31, 2015	March 31, 2014
Prepaid insurance	$41,372	$9,709
Prepaid trade show/travel	-	1,150
Prepaid inventory	50,057	38,452
Prepaid software	10,406	8,138
Prepaid expenses, other	10,869	11,457
Total Prepaid Expenses	$112,704	$68,906

NOTE 6 - FIXED ASSETS

Assets and depreciation for the period are as follows:

	March 31,
	2015	2014
Computer/office equipment	$43,320	$10,112
Software	127,355	127,355
Accumulated depreciation	(144,821)	(118,005)
Total Fixed Assets	$25,854	$19,462

              Fixed Asset depreciation expense for the years ended March 31, 2015 and 2014 was $26,816 and $18,715, respectively.

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

During the fiscal year ended March 31, 2015, the Company issued 1,750,000 shares of common stock for services. The per share value ranged from $0.05 to $0.06 for a net value of $97,500 based on the closing price of the Company’s common stock on the date of grant.

During the fiscal year ended March 31, 2015, the Company granted 170,000 shares of common stock as bonus to employees. The per share value ranged from $0.04 to $0.052 for a net value of $8,160 based on the closing price of the Company’s common stock on the date of grant.

During the fiscal year ended March 31, 2015, the Company recognized $26,911 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.055, based on the closing price of the Company’s common stock at the date of grant.  These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. One non-management director resigned in June 2014, forfeiting his restricted stock units payable.  The remaining directors were reelected at the Annual Meeting in September 2014 and the shares are fully vested and have been issued to those directors who chose not to defer their compensation. $26,911 was recorded to common stock for the issuances in March 2015.  The total number of shares of common stock issued for RSU’s is 489,286. Restricted stock units payable were accrued of $12,117 as of March 31, 2015, representing shares that will be issued in future periods.

During the fiscal year ending March 31, 2015, the Company issued 18,455,666 shares of common stock for the conversion of promissory notes issued to private investors. The price per share value range of $0.03 to $0.06 resulted in a net value of $696,374. Due to conversion within the terms of the note, no gain or loss was recorded as a result of the conversion

During the fiscal year ended March 31, 2015, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $17,161.

During the fiscal year ended March 31, 2015, the Company settlement in an employment contract mediation for issuance of 400,000 shares of common stock. The per share value of $0.055, a net value of $22,000 based on the closing price of the Company’s common stock on the date of grant.

During the fiscal year ending March 31, 2015, the Company granted 80,000 shares of common stock to employees. The per share value of range of $0.04 to $0.05, a net value of $3,600 based on the closing price of the Company’s common stock on the date of grant.

              During the fiscal year ending March 31, 2015, the Company recognized $50,000 in debt discount as an increase to stockholders’ equity pursuant to the terms of convertible promissory notes.  The debt discount consists of a beneficial conversion feature on a $200,000, related party, long-term convertible note payable.

              During the fiscal year ending March 31, 2015, the Company recognized $66,717 in debt discount as an increase to stockholders’ equity pursuant to the terms of convertible promissory notes.  The debt discount consists of warrants attached with a $400,000, related party, short-term note payable.

              During the fiscal year ending March 31, 2015, the Company recognized $19,510 in debt forgiveness related to the December 30, 2011 note payable in the amount of $30,000. This note was satisfied as of March 31, 2015 with a principle payment of $20,000. The remaining principle of $10,000 and accrued interest of $9,510 were taken to Additional Paid In Capital. Due to related party relationship, the Company recorded such balance as an increase to stockholders’ equity.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2015 and 2014, there are no preferred shares issued or outstanding.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2015 and March 31, 2014

	March 31,
	2015	2014
Short Term Convertible Note, net discount of $0 as of March 31, 2015 and 2014	$-	$50,000
Short Term Convertible Note, Related Party net discount of $24,063 and $0 as of March 31, 2015 and 2014.	175,937	-

Short Term Note Payable, Related Party, net discount of $38,184 and $0 as of March 31, 2015 and 2014 respectively	1,438,870	707,251
Note Payable	18,117	-

Line of Credit	21,708	27,089

Long Term Note Payable, Related Party	81,165	23,846
Long Term Convertible Note, net discount of $0 and $7,333 as of March 31, 2015 and 2014, respectively	202,729	236,541

Long Term Convertible Note, Related Party, net discount of $0 and $315,721 as of March 31, 2015 and 2014, respectively	34,011	293,436
Total Notes Payable	$1,972,537	$1,338,163

Note Payable

On May 1, 2014, the Company entered into a 36 month note payable of $20,000.  The note bears interest at twelve percent (12%) per annum. The principle balance as of March 31, 2015 was $18,117. Accrued interest payable as of March 31, 2015 was $1,611.

Note Payable – Related Party

On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012.  This note was extended under the same terms and conditions, with a new maturity of March 31, 2015. This note was satisfied as of March 31, 2015 with a principle payment of $20,000 and Gain on Debt Forgiveness of $10,000. Accrued interest of $9,510 was taken to Additional Paid In Capital .

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000.  The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013 and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. During FY 2015 payments were drawing down the principal balance $7,877, paid $4,519 in interest, to a March 31, 2015 ending principle balance of $49,375.

On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. The remaining $45,000 was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 which included an additional $50,000 promissory note as describe in the 8-K filed on May 24, 2013, with a maturity date of August 24, 2016 (See Convertible Note Payable – Related Party). The debt discount was calculated as $21,923. This note was converted on July 21, 2014 with total accrued interest of $6,041 into 3,108,944 shares. During the period ended September 30, 2014, $1,639 discount was amortized and the remaining debt discount of $15,176 was fully expensed upon conversion.  Due to conversion within the terms of the note, no gain or loss was recognized.

On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. This note was extended on September 30, 2013 and reclassed to a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share (See Convertible Note Payable – Related Party), which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000. This note was converted on July 21, 2014 with total accrued interest as of July 21, 2014 was $1,611 into 665,274 shares. During the period ended September 30, 2014, $455 discount was amortized and the remaining $21,448 was fully expensed. Due to conversion within the term of the note, no gain or loss was recognized.

On January 22, 2014 the Company entered into a loan transaction with one of our board members in the amount of $200,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Catapult PO NA1314-001 to finance inventory purchases and payoff the promissory notes dated January 7 and January 15, 2014. The promissory note and accrued interest of $6,247 were due and payable on April 30, 2014. This note was paid in full including all accrued interest on April 8, 2014.

On February 13, 2014 the Company entered into a loan transaction with one of our board members in the amount of $250,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Tatweer Company for Educational Services Mobile Outreach Saudi Work Order 001 to finance inventory purchases. The promissory note and all accrued interest were due and payable on May 13, 2014.  This note was extended to September 30, 2014, to account for the delay in invoice acceptance and payment by Tatweer Company for Educational Services. On September 9, 2014, the Company accrued and paid interest in the amount of $20,445  On October 21, 2014 this note was paid off when the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. The note is due on or before October 22, 2015. The remaining $50,000 was paid in full by the issuance of that certain Promissory Note in the principal amount of $870,457.

On February 21, 2014 the Company entered into a loan transaction with one of our board members in the amount of $70,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Catapult Learning PO NA1314-090 to finance inventory purchases. The promissory note and all accrued interest were due and payable on April 30, 2014.  This note was paid in full including accrued interest of $1,870 on April 22, 2014.

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

On April 3, 2014, the Company executed a promissory note with one of our board members, for $60,000 at 15% interest per annum, secured by sales orders finance operations and inventory purchases. The promissory note was due April 30, 2014. There is no conversion feature associated with this promissory note. The note was extended on April 30, 2014 to September 30, 2014. The note was replaced with note dated July 28, 2014 for $210,000. This note was paid in full by the issuance of that certain Promissory Note of even date herewith in the principal amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. All accrued interest as of the date of replacement was paid in full.

On April 11, 2014, the Company entered into a 36 month note payable of $60,000.  The note bears interest at twelve percent (12%) per annum. There is no conversion feature associated with this promissory note. $830 was paid toward principal, leaving and ending principal balance of $59,170 as of March 31, 2015. All interest accrued as of March 31, 2015 was paid by March 31, 2015.

On April 15, 2014, the Company executed a promissory note with one of our board members, for $160,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due June 30, 2014. There is no conversion feature associated with this promissory note. On October 21, 2014 these notes were paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. All accrued interest as of the date of replacement was paid in full.

On May 1, 2014 the Company executed a promissory note with one of our shareholders and board members, for $60,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note.  The note was extended to September 30, 2014.  During the period ended September 30, 2014, the notes were separated split into two notes, $17,500 and $42,500 and included in two separate notes dated July 21, 2014 for $105,000 and July 28, 2014 for $210,000, respectively.  On October 21, 2014 the notes for $105,000 and $210,000 were paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Accrued interest of $ 7,568 as of the date of replacement was paid in full.

On May 5, 2014 the Company executed a promissory note with one of our shareholders and board members, for $145,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note.  The note was extended to September 30, 2014. On October 21, 2014 this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total interest accrued and paid as of March 31, 2015 was $2,384.

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

On July 21, 2014 the Company executed a promissory note with one of our shareholders and board members, for $105,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note.  This promissory note composed of prior issued notes dated March 4, 2014 for $12,500; May 1, 2014 for $17,500; and May 16, 2014 for $75,000. On October 21, 2014 the note for $105,000 was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.  Total accrued interest of $ 2,243 as of the date of replacement was paid in full.

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

On July 28, 2014 the Company executed a promissory note with one of our shareholders and board members, for $100,000 at 5% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note is due November 28, 2014. There is no conversion feature associated with this promissory note. The note was paid in full on December 30, 2014. Total interest accrued and paid at payoff was $2,137.

On August 7, 2014 the Company executed a promissory note with one of our shareholders and board members, for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due October 31, 2014. There is no conversion feature associated with this promissory note.  This note replaced prior issued note dated June 27, 2014.  On October 21, 2014 this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.   Accrued interest of $ 247 as of the date of replacement was paid in full.

On August 20, 2014 the Company executed a promissory note with one of our shareholders and board members, for $123,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due November 30, 2014. There is no conversion feature associated with this promissory note.  This notes replaced prior issued note dated June 27, 2014 for $63,000 and April 15, 2014 for $60,000. On October 21, 2014 this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due May 31, 2015.   Accrued interest of $2,072 as of the date of replacement was paid in full.

On October 21, 2014 the Company executed a promissory note with one of our shareholders and board members in the amount of $870,457. The note is non-convertible, bears and interest rate of 10% per annum, is secured by accounts receivable, fixed assets, intellectual property, and the public entity PCSV net loss carry forward to finance operations and inventory purchases, due May 31, 2015.  This note due date was subsequently extended to September 30, 2015. This note includes new cash lent to Borrower under this note of $175,000.  This note includes $7,957 of accrued interest on the paid off notes listed below. This note pays off the following notes:  $50,000 of the February 11, 2014 $250,000 Convertible long term related party;$145,000 dated May 7, 2014; $29,500 of the June 27, 2014 $105,000; $105,000 dated July 21, 2014; $210,000 dated July 28, 2014; $25,000 dated 08/08/2014; $123,000 dated August 20, 2014. $22,222 of interest was rolled into principal on January 1, 2015; resulting in a principal balance of $892,679 and accrued interest as of March 31, 2015 of $22,011.

On October 22, 2014 the Company executed a promissory note with a related party for credit up to $20,000 at 12% interest per annum. The promissory note was due December 31, 2014. There is no conversion feature associated with this promissory note.  The principle balance on December 31, 2014 was $14,217. This note was subsequently extended to February 15, 2015. This note was paid in full with all accrued interest on February 14, 2015.

On February 17, 2015 the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases. This note due date was subsequently extended to September 30, 2015. There is no conversion feature associated with this promissory note.  Total interest accrued as of March 31, 2015 was $1,373.

On January 16, 2015 the Company executed a non-convertible promissory note with warrants attached, with one of our shareholders and board members, for $400,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU Contract 0006/2017 Work Orders 5, 6, 7, and 8 less Zakat and holdback, to finance operations and inventory purchases. The warrants were valued using the stock price on the date of grant, discount rates 0.35%, and volatility approximating 180%. The value of the debt discount is accreted up to the face value of the promissory note over the term of the note using the effective interest method. The debt discount was calculated as $66,717. $28,533 of the debt discount was amortized during the quarter ending March 31, 2015.

Line of Credit

On April 18, 2012, the Company entered into a long-term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum.  The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lenders financial intuition. On March 31, 2015 $1,998 over the interest only payment had been paid resulting in ending principle amount of $21,995.

Convertible Note Payable – Non-related party

On August 1, 2012, the Company issued amendments to the convertible note agreements (convertible into common stock at a rate of $0.15 per share) in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued (fully expensed in the prior period) on March 31, 2011 and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017.  At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Subsequently and effective June 7, 2013, we executed an amendment to the loan transaction.  The amended transaction involved the extension of the Promissory Note from April 30, 2013 to April 30, 2016, with the creditors waiving any default under the previous note. The Company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension.  On the fourth extension, all accrued interest was combined with the original principal amount as of July 31, 2012. The Company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect.  As of March 31, 2015, the ending principle balance was $226,740, including the related party convertible note balance of $34,011 noted below. $17,005 of this group of notes was satisfied with $15,000 in cash payments and $2,005 taken as Gain on Cancellation of debt. Interest accrued as of March 31, 2015 for the total set of notes remaining was $33,683.

On April 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty-four months from the date of the note, on or before August 31, 2015. Total accrued interest as of March 31, 2015 was $800.

On July 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty-four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary. Total accrued interest as of March 31, 2015 was $661.

Convertible Note Payable – Related Party

For the transactions described above in regard to the original $215,000 convertible notes, $34,011 was loaned from a related party and has been separated out as described in the Company’s financial statements and accompanying notes at March 31, 2013.  Interest expense for the related party convertible note ending March 31, 2015 was $5,641.

On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. The remaining $45,000 was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 which included an additional $50,000 promissory note as describe in the 8-K filed on May 24, 2013, with a maturity date of August 24, 2016 and conversion rate of $0.0325. The debt discount was calculated as $21,923. This note was converted on July 21, 2014 with total accrued interest of $6,041 into 3,108,944 shares. During the period ended September 30, 2014, $1,639 discount was amortized and the remaining debt discount of $15,176 was fully expensed upon conversion.  Due to conversion within the terms of the note, no gain or loss was recognized.

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

On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. This note was extended on September 30, 2013 and reclassed to a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000. This note was converted on July 21, 2014 with total accrued interest as of July 21, 2014 was $1,611 into 665,274 shares. During the period ended September 30, 2014, $455 discount was amortized and the remaining $21,448 was fully expensed up conversion.  Due to conversion within the term of the note, no gain or loss was recognized.

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

On October 21, 2014 the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. The note is due on or before October 22, 2015. The debt discount was calculated as $50,000. During the year ended March 31, 2015, $25,937 discount was amortized.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The Company signed a lease on February 1, 2015 on 3609 square feet of the original corporate offices for a period of 12 months, expiring on January 31, 2016. Rent expense for the corporate offices was $14,185 and 21,196 for the quarter ended March 31, 2015 and 2014, and $77,869 and $99,318for the twelve months ended March 31, 2015 and 2014, respectively, under this lease arrangement. On December 31, 2013 the Company signed an amendment to the existing contract to reduce the leased square feet to 5,412 for $6,765/ month for 12 months ending December 31, 2014.  On February 1, 2015 the Company signed a new lease to reduce the square feet to 3,609 for $4,511/ month for 12 months ending January 31, 2016.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  This lease was extended for 24 months, beginning July 1, 2012.  The lease was extended to a new expiration of October 31, 2015. The Company signed a sixth amendment on April 15, 2015 to lease an additional approximately 1400 square foot bay adjacent to the existing leased space. Rent expense for the warehouse was $4,170 and $3,975 for the quarter ended March 31, 2015 and 2014, and $16,225 and $15,901 for the twelve-months ended March 31, 2015 and 2014, respectively.

The Company leased and additional learning lab site in Eagle Idaho in Q1 of fiscal year 2015.  The lease term is 3 years for 1,050 sf for an annual base rent of $16,640 or $1,387 per month, with 3% growth per year.

Minimum lease obligation over the next 5 years

Fiscal Year	Amount (USD)
2016	$76,562
2017	17,143
2018	3,000
2019	-
2020	-
Total	$96,705

b. Litigation

Anthony Maher brought suit against PCS in January of 2014, claiming breach of an employment contract, interference with economic expectancy, and fraud.  A settlement was agreed in exchange for dismissal of the suit, and release of PCS from any liability to Mr. Maher for any and all claims related to Mr. Maher’s employment contract with PCS, PCS issued Mr. Maher 400,000 shares of the common stock of PCS, and paid him $50,000. PCS does not admit the allegations or any other wrongdoing, but would rather settle the matter for a modest amount costing the Company $10,000 after insurance settlement and $2,650 in mediation fees, to avoid the expense of defending it in court.  The settlement agreement was executed on July 9, 2014.

NOTE 10 - EDUCATIONAL SOFTWARE

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

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2015 and March 31, 2014.

	March 31,
	2015	2014
Interest payable	68,963	67,933
Sales tax payable	634	3,442
Credit card debt	31,685	43,853
Other	1,654	9,525
Total accrued expenses	$102,936	$124,753

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2013	27,166,655	13,327,336	9,722,210	4,117,109	3,032,109	1,085,000

Warrants	30,000	100,000		(70,000)	(100,000)	30,000
Common Stock Options	660,000	1,361,964		(701,964)	(611,964)	(90,000)
Balance as of March 31, 2014	27,856,655	14,789,300	9,722,210	3,345,145	2,320,145	1,025,000

Warrants	2,000,000	605,000	-	1,395,000	1,395,000	-
Common Stock Options	-	750,150	-	(750,150)	(80,150)	(670,000)
Balance as of March 31, 2015	29,856,655	16,144,450	9,722,210	3,989,995	3,634,995	355,000

No common stock options were exercised during the years ended March 31, 2015 and 2014, respectively.

During the year ended March 31, 2015, the Company issued and cancelled 2,000,000 and 605,000 warrants, respectively.  Stock options issued and cancelled during the same period was 0 and 750,150 respectively.

During the year ended March 31, 2014, the Company issued and cancelled 30,000 and 100,000 warrants, respectively.  Stock options issued and cancelled during the same period was 660,000 and 1,361,964 respectively.

Cancellations are, in general, due to employee terminations prior to the common stock option being fully vested. Expirations are due to common stock options not being exercised prior to the stated expiration date.

Options

February 1, 2014, the Company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $15,926. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2014 and 2015, $1,752 and $5,284 in value of the options was expensed.

January 1, 2014, the Company granted 40,000 incentive options each to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $5,908. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2014 and 2015, $480 and $1,964 in value of the options was expensed.

August 1, 2013, the Company granted 60,000 incentive options to an employee. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 289.05% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.24% - 0.50% was used to value the options. The total value of these options was $3,490. The options vest over a three-year period and are exercisable at $.0362 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. The employee resigned prior to March 31, 2015 and $325 was expense through date of resignation. Options were forfeited due to termination.

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

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% was calculated using the Company stock price over the period beginning June 1, 2009 through date of issue.  A risk free interest rate of 0.38 % was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175.  The options vest over a three-year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  As of March 31, 2014 and 2015, $19,311 and $9,914 in value of the options was expensed.

On August 24, 2010, the Company granted 133,930 incentive options to an employee.  These options were issued as additional incentive compensation.  The options were valued using the Black-Scholes valuation model.  The shares have an expected volatility rate of 109.70% calculated using the Company stock price for a two-year period beginning August 25, 2010.  A risk free interest rate of .39% was used to value the options. The options vest over a three-year period and are exercisable at $.70 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. The total value of these options was $44,715. As of March 31, 2013, $7,259, of the total value was expensed.  During the period ended March 31, 2014, the options were fully vested and the remaining $202 was expensed.

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

Warrants

On September 12, 2013 the Company issued contingent warrants to purchase an aggregate of 30,000 shares of restricted Rule 144 common stock at $0.10 to $0.20 per share. The warrant expires 18 months from date of warrant. The warrants were valued using the Black Scholes Valuation Model, resulting in a fair value of $1,581. The warrants expired on March 17, 2015.

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

On January 22, 2015 the Company issued 2,000,000 warrants to a shareholder and Board member with a 36 month term to purchase “restricted” Rule 144 Common Stock, no par value (the "Share"), as consideration for the issuance of a promissory note in the amount of $400,000, from the Company at a purchase price of $0.04 per share of Common Stock (the "Exercise Price").  These Warrants are fully vested and exercisable. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  The warrants attached to the note were valued using the Black Scholes Valuation Model. The assumptions used in the model included the historical volatility of the Company’s stock of 180%, and the risk-free rate for the periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.35%. The resulting fair value is $66,717. This value was recorded as a debt discount and is being amortized over the life of the loan. $28,533 was amortized as of March 31, 2015.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the fiscal year ending March 31, 2015 the Company converted 489,286 restricted stock units (RSUs) of the 489,286 issued to common stock for non-management directors for services rendered during the period September 1, 2013 to August 31, 2014 at a rate of one share of common stock for each restricted stock unit. See Note 7.

During the fiscal period ending March 31, 2015, the Company issued 170,000 shares of common stock to employees. The per share price range was $0.04 to $0.52 for a net value of $81,600 based on the closing price of the Company’s common stock on the date of grant. See Note 7.

During the fiscal year ending March 31, 2015, the Company issued 18,455,666 shares of common stock for the conversion of promissory notes issued to a private investor, former officer, and members of the board of directors. The price per share value ranged from $0.03 to $0.06  resulting in a net value of $696,374. Due to conversion within the terms of the note, no gain or loss was recorded as a result of the conversion. See Note 7.

During the year ended March 31, 2015, the Company issued 400,000 shares of common stock in settled mediation of a previous employment contract. The per share was $0.06 for a net value of $22,000 based on the closing price of the Company’s common stock on the date of grant.  See Note 7.

During the fiscal year ended March 31, 2015 and March 31, 2014, the Company entered into various loan transactions with members of the Board of Directors (Todd Hackett and Murali Ranganathan) and Shareholders. The loans were done at arms-length and are fully disclosed in Note 8.

During the fiscal period ending March 31, 2015, the Company issued 40,000 shares of common stock to an employee. The per share is $0.05 for a net value of $2,000 based on the closing price of the Company’s common stock on the date of grant. See Note 7.

During the fiscal period ending March 31, 2015, the Company issued 40,000 shares of common stock to an employee. The per share is $0.04 for a net value of $1,600 based on the closing price of the Company’s common stock on the date of grant. See Note 7.

During the fiscal period ending March 31, 2015, the Company issued 10,000 shares of common stock to an employee. The per share is $0.04 for a net value of $400 based on the closing price of the Company’s common stock on the date of grant. See Note 7.

During the fiscal year ended March 31, 2014, the Company granted 25,000 shares of restricted stock to Lead Accountant, Shannon Hull. The per share is $0.06 for a net value of $1,500 based on the closing price of the Company’s common stock on the date of grant.  See Note 7.

During the fiscal year ended March 31, 2014, the Company granted 40,000 shares of restricted stock to project manager, Mike Miraglio and Director of Sales, Michael Brown. The per share is $0.05 for a net value of $2,080 each based on the closing price of the Company’s common stock on the date of grant. See Note 7.

During the fiscal year ending March 31, 2014 the Company converted 442,857 restricted stock units (RSUs) of the 442,857 issued to common stock for non-management directors for services rendered during the period September 1, 2012 to August 31, 2013 at a rate of one share of common stock for each restricted stock unit. See Note 7.

During the fiscal period ending March 31, 2014, the Company issued 30,000 shares of common stock to an employee. The per share is $0.05 for a net value of $1,500 based on the closing price of the Company’s common stock on the date of grant. See Note 7.

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

NOTE 14 – ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 15 to 30 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The allowance is based on the higher of the prior three-year historical uncollectable accounts as a percentage of sales or specifically identified aging accounts over 90 days. Total bad debt allowance as of March 31, 2015 and 2014, was $3,184 and $4,063, respectively.

NOTE 15 – OTHER ASSETS

During the year ended March 31, 2009, the Company contracted for the production of a plastic mold (a covering for the third generation proprietary electronic controller, “The Brain”). The Brain is incorporated into AOR product line.  The cost of the mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2013, the Company had amortized 2,805 units.  Due to usage of the mold being slower than anticipated an additional amortization charge of $4,592 was recorded during the year ended March 31, 2012 to better approximate straight-line depreciation. During the fiscal year ended March 31, 2013, the Company continued to use the straight-line method to depreciate the mold. As a cost savings measure the Company outsourced some of its manufacturing to a company in China for the controller case, “The Brain”, in which a new mold was created. The cost of the mold was $7,088 USD. Use of this mold began in December 2012, in which at that time amortization began using the straight-line method. Amortization of the mold is included in cost of sales for AOR. The Company recorded a charge of $4,439 during the fiscal year ended March 31, 2014 for the amortization of both molds. The Company recorded a charge of $4,439 during the fiscal year ended March 31, 2015 for the amortization of both molds.

NOTE 16 – OTHER INCOME

Other income is made up of the following at March 31, 2015 and March 31, 2014.

	2015	2014
Interest Income	3057	-
Gain on Bad Debt Collection	2,996	-
Gain on Cancellation of Debt	4,414	-
Other	1,868	89
Total Other Income	$12,335	$89

NOTE 17 – DISCONTINUED OPERATIONS

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

The results of discontinued operations is a net loss of ($0) and ($30,580) for the period ended March 31, 2015 and 2014. As of the LabMentors sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. A full allowance of 50,740 was recorded for the promissory note.

NOTE 18 - SUBSEQUENT EVENTS

On October 21, 2014 the Company executed a promissory note with one of our shareholders and board members in the amount of $870,457. The note is non-convertible and bears an interest rate of 10% per annum, and due May 31, 2015.  This note due date was subsequently extended to September 30, 2015.

On February 17, 2015 the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases.  This note due date was subsequently extended to September 30, 2015.

On April 15, 2015, the Company signed a sixth lease amendment with Landmark Business Center, LLC, for lease of additional warehouse space for $725 monthly for a six month term.

On April 20, 2015, the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by existing AR, to finance operations and inventory purchases. There is no conversion feature associated with this promissory note. On May 20, 2015 this note was extended to September 30, 2015.

Todd R. Hackett, the Company’s Co-CEO, shareholder, predominant promissory note holder, and Board of Directors member, has purchased 1,520,972 shares of PCS Edventures! common stock on the open market between fiscal year end March 31, 2015 and filing of this Annual Report.

On May 1, 2015, the Chief Executive Officer, Robert Grover’s daughter, Dalton Grover was hired as the  Curriculum Coordinator.

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action.  The Company has engaged legal counsel to represent it in this matter, and it is not presently in a position to determine what, if any, liability it may have for the actions of its employee, or even whether such employee was negligence in any manner.  The Company also believes that it has adequate insurance coverage for its legal representation and any potential liability.

On May 20 and 26, 2015, respectively, PCS appointed Paula LuPriore and K. Sue Redman to the Board of Directors.

On June 8, 2015, the Company executed a promissory note with one of our Co- CEO, shareholders and board members, for $150,000 at 10% interest per annum, due September 30, 2015, secured by existing AR, to finance operations and inventory purchases. There is no conversion feature associated with this promissory note.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as the SEC defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, in this case, our Controller, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based on this evaluation, the Chief Executive Officer and Vice President/Controller, acting as principle financial officer, concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Vice President/Controller, acting as our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  The Company’s year-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.  In addition, three personnel positions turned over in the finance area just prior to year-end and training new personnel has taken time.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Our management, including our Chief Executive Officer and Vice President/Controller, acting as our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the Chief Executive Officer and Vice President/Controller, acting as our Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  As a result of its review, management identified a material weakness in the internal control over financial reporting.  This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Vice President/Controller, acting as our Chief Financial Officer, concluded, as of March 31, 2015, our internal control over financial reporting was not effective.  Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Changes in Internal Control Over Financial Reporting

None.

Item 9(B). Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age		Position
Robert O. Grover	52	Appointed 01/04/12	Chief Executive Officer
Russelee V. Horsburgh	43	Appointed 02/01/15	Vice President/Treasurer
Britt E. Ide	44	Appointed 01/31/14	Director Chair & Secretary
Todd R. Hackett	54	Appointed 08/03/12	Co-CEO & Director
Murali Ranganathan	45	Appointed 01/11/13	Director
Paula LuPriore	57	Appointed 05/20/15	Director
K. Sue Redman	58	Appointed 05/26/15	Director

Term of Office.

The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held no later than September of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.

Robert O. Grover.  On January 5, 2012, Mr. Grover was appointed Chief Executive Officer,  Mr. Grover became Executive Vice President in May 1996 and served as President, Chief Operating Officer, and Chief Technology Officer from March 2010 until January 2012. Mr. Grover has been instrumental in the continued development and growth of the PCS family of products. He joined PCS at its inception.  Mr. Grover graduated from Boise State University in 1987 with a Bachelor of Arts degree in English and an A.A.S. in Business Management.

Russelee V. Horsburgh. On February 1, 2015, Ms. Horsburgh was appointed as Vice President and Treasure. Ms. Horsburgh started as the Controller in January of 2014.  Ms. Horsburgh brings 20 plus years of executive leadership, financial management, and accountancy experience to PCS. The last 10 years specifically as Controller and interim General Manager for Doubletree Riverside Hotel and personal real estate investments. Russelee Horsburgh earned her Bachelor in Accountancy and MBA (Financial Emphasis) from Boise State University.

Britt E. Ide.   Ms. Ide is the President of Ide Law & Strategy, PLLC and has worked as an engineer and lawyer for companies including Battelle Memorial Institute, Boise Cascade Corporation, Albertson’s, Inc., and Idaho Power Company.  Ms. Ide has a B.S. in Mechanical Engineering from The Ohio State University, a M.S. in Environmental Engineering from Montana State University, a J.D. from the SJ Quinney School of Law at the University of Utah, and a Certificate in Mediation from Harvard University.  Ms. Ide is active in the Idaho STEM community, is on the Fulbright Roster of Specialists, and serves on the Advisory Council of the Responsible Business Initiative at the Boise State University College of Business and Economics. She brings expertise in engineering, law, mediation, energy, communications, marketing, and social media.

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

Significant Employees.

None.

Family Relationships.

Chief Executive Officer, Robert Grover spouse, Heidi Grover works for the company as Director of Product Development.

Involvement in Certain Legal Proceedings.

              None.

Compliance with Section 16(a) of the Exchange Act.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics.

We adopted a Code of Ethics and it was attached as Exhibit 14 to our 2004 Annual Report. The Code was revised in 2010 and is available on our web site at https://edventures.com.

Nominating Committee.

No changes have been made to the process by which shareholders may nominate a person or persons to serve as a member of the Company’s Board of Directors.

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Murali Ranganathan and Todd R. Hackett. K. Sue Redman joined the audit committee on May 26, 2015.  Mr. Ranganathan is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC  during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2013-2015

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2013 through March 31, 2015.  During the fiscal year ended March 31, 2015, Mr. Grover’s salary comprised 14.8% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	Total ($)
					($)	($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert O. Grover, CEO	FY2015		100,000						(i)	100,000
	FY2014		100,000						(i)	100,000
	FY2013	(iii)	104,166		9,000	42,500			(i)	155,666
Leann R. Gilberg, Former CFO (ii)	FY2015
	FY2014
	FY2013		62,977		2,500	18,000			(i)	83,477
Brett A. Newbold, Former COO (ii)	FY2015
	FY2014
	FY2013	(iii)	58,285		4,000	6,000			13,600 (i)	81,885
Russelee V. Horsburgh, VP & Treasurer	FY2015		72,800						(i)
	FY2014
	FY2013

(i) Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

(ii) Ms. Gilberg’s compensation is pro-rated based on a hire date of September 15, 2011 and termination date of November 30, 2012. Mr. Newbold’s compensation is pro-rated based on a hire date of March 16, 2012 and a termination date of February 11, 2013.  Ms. Grindle’s compensation is pro-rated based on her resignation effective January 4, 2012.

(iii) Base Salary paid in a percentage of cash and Restricted Rule 144 Stock under the 2009 Equity Incentive Plan

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2015

              There were no equity-based awards granted to our executive officers for the fiscal year ended March 31, 2015.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Robert O. Grover, CEO		- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert O. Grover	11,250	-	-	0.60	06/17/15	-	-	-	-

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

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board members Murali Ranganathan and Todd Hackett. Mr. Ranganathan is considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC during the Company’s Annual Meeting.  In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Compensation of Directors.

Effective October 1, 2009, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board to be $30,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines. Effective September 1, 2012, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board be reduced to $15,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines.  Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. Effective September 1, 2014, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board be reduced to $7,500 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines.  Effective July 30, 2014, with respect to the time period of director service from September 1, 2014 through September 30, 2015, the Board approved the grant to each Director for compensation for service of 150,000 Restricted Stock Units under the PCS Equity Incentive Plan.  The one-time 13-month term will allow the future yearly grant timing to match the Annual Meeting cycle   Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. As of March 31, 2015, the Company had $12,111 of director fees accrued. The CEO is excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board.

              The following table shows awards and payments to outside Directors of our Board for fiscal year 2015 as compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dehryl Dennis	-	15,000	-	-	-	-	15,000
Donald Farley	-	(i)	-	-	-	-	-
Andrew Scoggin	-	(ii)	-	-	-	-	-
Todd Hackett	-	15,000	-	-	-	-	15,000
Britt Ide		8,750	-	-	-	-	8,750
Murali Ranganathan	-	10,000	-	-	-	-	10,000

(i) Don Farley resigned effective August 1, 2013 announced in an 8-K Current Report dated July 29, 2013.  Restricted Stock Unit agreements for non-management directors call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for 12 months and reelection at the next annual shareholder meeting. Therefore Don Farley’s Restricted Stock Units for FY2014 was forfeited  upon resignation.

(ii) Andrew Scoggin resigned effective January 31, 2015 announced in an 8-K Current Report dated January 31, 2015. Restricted Stock Unit agreements for non-management directors call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. Therefore Andrew Scoggin’s Restricted Stock units for FY2015 were forfeited upon resignation.

Employment Agreements

We had written employment agreements with the following employees:

ROBERT O. GROVER

              We entered into an “at will” Employment Agreement with Mr. Grover on May 15, 2012, which either party can terminate on 30 days prior written notice.  The Employment Agreement provides for compensation of $100,000 annually, for his service as Co-CEO; the right to participate in health, dental and related benefits provided to other employees, including our 2009 Equity Incentive Plan; and four weeks paid vacation, among other customary provisions.  He was also entitled to an award of 150,000 shares of our common stock comprised of “restricted securities” at or about the execution and delivery of the Employment Agreement, which was issued to him in 2012.

Stock Option Plans and Other Incentive Compensation Plans.

On August 27, 2009, the Board of Directors adopted and the shareholders subsequent approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan was designed to replace the existing 2004 Nonqualified Stock Option Plan (“2004 Plan”). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those if the shareholders and to motivate, attract, and retain its employees and provide an incentive for outstanding performance. An 8K was filed on November 19, 2009 registering the Plan. On April 4, 2012, the Board adopted and the shareholders approved an Amendment to an increase in the number of shares of common stock available for grants, incentive or other purposes under the Company’s 2009 Equity Incentive Plan from 4,000,000 shares to 8,000,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Others

CERTAIN BENEFICIAL OWNERS

              The following table outlines information provided to the Company as of March 31, 2015 regarding beneficial ownership of PCS common stock by the Company’s directors, executive management, and any 5% beneficial owners:

DIRECTORS AND EXECUTIVE OFFICERS

			Amount and Nature of Beneficial Ownership (1)
Name and Address of	Shares Owned	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units	Shares Issuable Upon Exercise of Warrants	Shares Issuable Upon Exercise of Convertible Note	Total	Percentage Owned
Beneficial Owner							(5)
Robert O. Grover, President & CEO
345 Bobwhite Court, Suite 200
Boise, Idaho 83706	(2) 764,974	11,250				776,224	1.05%
Dehryl A. Dennis Former Director
345 Bobwhite Court, Suite 200
Boise, Idaho 83706	426,788	20,971				426,788	Less than 1.0%
Donald J. Farley Former Director and Secretary
345 Bobwhite Court, Suite 200
Boise, Idaho 83706	968,117	92,690	-	65,000		1,125,807	1.5%
Todd Hackett
Director
345 Bobwhite Court, Suite 200 Boise, ID 83706	(1)23,004,418	-	80,780	2,200,000	5,226,740	30,511,938	41.1%
Murali Ranganathan Director
345 Bobwhite Court, Suite 200
Boise, Idaho 83706	1,034,267	-	80,780	-	-	1,115,047	1.5%
Britt Ide Director and Secretary
345 Bobwhite Court, Suite 200	133,000	-	80,780	-	-	213,780	Less than
Boise, Idaho 83706							1.0%
All officers and directors (as a group)	25,566,590	124,911	242,340	2,265,000	5,226,740	33,425,581	45%

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

  Includes 764,974 shares owned of record by Mr. Grover; of which 55,000 shares are beneficially owned by spouse Heidi Grover.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

Please refer to Note 13 for a full disclosure at March 31, 2015

Parents.

None, not applicable.

Promoters and Control Persons.

None,

Director Independence.

We believe that all members of our Board of Directors with the exception of our Co-Chief Executive Officers, Robert O. Grover and Todd R. Hackett, are independent based on the following definition of NASDAQ, which is quoted below from Rule 5605(a)(2):  “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For purposes of this rule, “Family Member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. The following persons shall not be considered independent:

(A) a director who is, or at any time during the past three years was, employed by the Company;

(B) a director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence, other than the following:

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

(D) a director who is, or has a Family Member who is, a partner in, or a controlling Shareholder or an Executive Officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenues for that year, or $200,000, whichever is more, other than the following:

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

Our Board of Directors has adopted this definition of an “independent director” even though we are not required to have independent directors.

Item 14. Principal Accountant Fees And Services.

Fees Paid to Principal Accountants

Fee Category	FY2015	FY2014
Audit Fee	$46,626	$53,576
Audit Related Fee	-	-
All Other Fee	-	-
Total Fees	$46,626	$53,576

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

Exhibit 14             Code of Ethics.

Exhibit 31.1          302 Certification.

Exhibit 32.1          906 Certification.

Exhibits.  The following exhibits are incorporated by reference:

Exhibit 10.1 Election of Director, 8-K Current Report dated May 27, 2015 filed June 1, 2015

Exhibit 10.2 Election of Director, 8-K Current Report dated May 20, 2015 filed May 27, 2015

Exhibit 10.3 Form of Extension, 8-K Current Report dated May 20, 2015 filed May 27, 2015

Exhibit 10.4 Press Release, 8-K filed April 23, 2015

Exhibit 10.5 Form of Promissory Note, 8-K Current Report dated February 5, 2015 filed February 10, 2015

Exhibit 10.6 Form of Warrant, 8-K Current Report dated February 5, 2015 filed February 10, 2015

Exhibit 10.7 Form of Promissory Note, 8-K Current Report dated January 31, 2015 filed February 5, 2015

Exhibit 10.8 Departure of Director, 8-K Current Report dated January 31,, 2015filed January 6, 2015

Exhibit 10.9 Convertible Promissory Note, 8-K Current Report dated July 30, 2014  filed July 31, 2014

Exhibit 10.10 Election of Director, 8-K Current Report dated July 30, 2014 filed June 3, 2014

Exhibit 10.11 Election of Director, 8-K Current Report dated January 31, 2014 filed February 4, 2014

Exhibit 10.12 Departure of Director, 8-K Current Report dated January 30, 2014 filed February 4, 2014

Exhibit 10.13 Form of Extension, 8-K Current Report dated January 8, 2014 filed January 10, 2014

Exhibit 10.14 Press Release, 8-K filed December 13, 2013

Exhibit 10.15 Form of Promissory Note, 8-K Current Report dated September 30, 2013 filed October 4, 2013

Exhibit 10.16 Convertible Promissory Note, 8-K Current Report dated September 30, 2013 filed October 4, 2013

Exhibit 10.17 Submission of Matters to Vote, 8-K Current Report dated September 20, 2013 filed September 23, 2013

Exhibit 10.18 LabMentors Disposition, 8-K Current Report dated September 9, 2013filed September 9, 2013

Exhibit 10.19 Press Release, 8-K filed August 28, 2013

Exhibit 10.20 Departure of Director, 8-K Current Report dated July 26, 2013filed July 30, 2013

Exhibit 10.20 Form of Extension, 8-K/A Current Report dated March 31, 2013 filed June 18, 2013.

Exhibit 10.21 Form of Promissory Note, 8-K Current Report dated May 24, 2013 filed May 30, 2013.

Exhibit 10.22 Convertible Promissory Note, 8-K Current Report dated May 24, 2013filed May 30, 2013.

Exhibit 10.23 Convertible Promissory Note, 8-K Current Report dated May 24, 2013 filed May 30, 2013.

Exhibit 21	Subsidiaries of the Company

101 INS	XBRL Instance Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	06/15/2015	By:	/s/ Robert O. Grover
Robert O. Grover
President & CEO

Dated:	06/15/2015	By:	/s/Russelee V. Horsburgh
Russelee V. Horsburgh
Vice President & Treasurer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Dated:	06/15/2015	By:	/s/Britt E. Ide
Britt E. Ide
Secretary & Director

Dated:	06/15/2015	By:	/s/Murali Rananathan
Murali Ranganathan
Director

Dated:	06/15/2015	By:	/s/Todd Hackett
Todd Hackett
Director

