Form 10-Q
period 2015-06-30
PCS EDVENTURES COM INC
filed 2015-08-13
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

August 5, 2015: 75,078,096 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

2

PCS EDVENTURES!.COM, INC.

Balance Sheets (USD $)

	June 30, 2015 (unaudited)	March 31, 2015
CURRENT ASSETS
Cash	$78,187	$130,162
Accounts receivable, net of allowance for doubtful accounts of $3,184 and $4,063, respectively	749,340	358,033
Prepaid expenses	119,219	112,704
Finished goods inventory	272,765	251,164
Other Receivable	8,128	3,236
Total Current Assets	1,227,639	855,299

FIXED ASSETS, net of accumulated depreciation of $147,419 and $144,821, respectively	23,256	25,854
OTHER ASSETS
Note Receivable net of allowance of $47,998 and $47,998, respectively	1,515	1,515
Mold Cost	9,119	10,229
Deposits	8,096	9,450
Total Other Assets	18,730	21,194
TOTAL ASSETS	$1,269,625	$902,347

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Balance Sheets (USD $)

(Unaudited)

	June 30, 2015 (unaudited)	March 31, 2015 (audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$358,155	$312,951
Payroll liabilities payable	25,213	28,907
Accrued expenses	166,097	102,936
Deferred revenue	89,156	158,420
Note payable, convertible, related party net of $14,306 discount	185,694	175,937
Note payable, related party	1,611,106	1,438,870
Current portion of Notes payable	5,000	—
Lines of credit payable	20,515	21,708
Total Current Liabilities	2,460,936	2,239,729

Notes payable, long term	16,173	18,117
Notes payable, related party, long term	74,518	81,165
Notes payable, long term, convertible	192,729	202,729
Notes payable, convertible, related party, long term	34,011	34,011
Total Liabilities	$2,778,367	$2,575,751

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, no par value, 90,000,000 authorized shares, 74,235,284 and 74,235,284 shares issued and outstanding, respectively	37,927,032	37,923,485
Stock payable	31,000	9,000
Restricted Stock Units payable	20,367	12,117
Accumulated deficit	(39,487,141)	(39,618,006)
Total Stockholders’ Equity (Deficit)	(1,508,742)	(1,673,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,269,625	$902,347

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Operations (USD $)

(Unaudited)

	For the three months ended June 30,
	2015	2014
REVENUES
Domestic STEM Sales	$925,701	$670,364
International Revenue	287,568	285,084
Learning Center Revenue	69,308	36,439
License and Royalty Revenue	8,642	10,679
Total Revenues	1,291,219	1,002,566

COST OF SALES	548,713	625,281

GROSS PROFIT	742,506	377,285

OPERATING EXPENSES
Salaries and wages	182,545	202,277
Depreciation and amortization expense	2,598	5,465
General and administrative expenses	323,997	425,023
Total Operating Expenses	509,140	632,765

OPERATING INCOME (LOSS)	233,366	(255,480)
OTHER INCOME AND (EXPENSES)
Interest expense	(102,501)	(71,780)
Total Other Income and Expenses	(102,501)	(71,780)

INCOME (LOSS) FROM OPERATIONS	130,865	(327,260)
NET INCOME (LOSS)	130,865	(327,260)

NET COMPREHENSIVE INCOME (LOSS)	$130,865	$(327,260)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$130,865	$(327,260)

Net income per common share:
Basic	0.00	(0.01)
Diluted	$0.00	$(0.01)
Weighted average number of shares outstanding
Basic	74,235,284	53,335,167
Diluted	78,491,182	55,705,477

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	# of				Total
	Common	Capital	Stock	Accumulated	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Equity
Balance at 03/31/15	74,235,284	$37,923,485	$21,117	$(39,618,006)	$(1,673,404)

Stock for Services	—	—	22,000	—	22,000

Stock for RSU’s	—	—	8,250	—	8,250

Option Expense	—	3,547	—	—	3,547

Net Income through 06/30/2015	—	—	—	130,865	130,865

Balance at 06/30/2015 (unaudited)	74,235,284	$37,927,032	$51,367	$(39,487,141)	$(1,508,742)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$130,865	$(327,260)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Debt discount amortization	47,941	19,285
Depreciation and amortization	2,598	6,574
Common stock issued for services	30,250	41,250
Amortization of fair value of stock options	3,547	9,388

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(391,307)	(61,244)
(Increase) decrease in prepaid expenses	(6,515)	16,567
(Increase) decrease in inventories	(21,600)	90,447
(Increase) decrease in other current assets	(4,892)	—
(Increase) decrease in other assets	2,464	—
(Decrease) increase in accounts payable and accrued expenses	103,482	(21,132)
Increase (decrease) in unearned revenue	(69,264)	34,221
Net Cash Used by Operating Activities	(172,431)	(191,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	—	(30,573)
Net Cash Used by Investing Activities	—	(30,573)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	—	80,000
Proceeds from note payable – related party	285,000	640,158
Principal payments on line of credit	—	(1,121)
Payment on debt – Convertible	(5,000)	—
Principal payments on debt – related party	(159,544)	(418,000)
Net Cash Used by Financing Activities	120,456	301,037

Net Increase (Decrease) in Cash	(51,975)	78,559
Cash at Beginning of Period	130,162	27,860
Cash at End of Period	$78,187	$106,419

The accompanying notes are an integral part of these financial statements

8

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended
	June 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2015	2014

Debt discount	$—	$45,000

CASH PAID FOR:

Interest	$12,925	$22,647

Income Taxes	—	—

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Financial Statements

June 30, 2015

(Unaudited)

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!. com, Inc.

In August 2001, PCS successfully completed an SB2 registration and began trading publicly on the OTC exchange.

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

On January 31, 2013, PCS formed a subsidiary called Premiere Science, Inc., incorporated and registered in the State of Idaho. The subsidiary is 100% wholly-owned by the Company and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the quarter year ended June 30, 2015.

On September 26, 2014, the shareholders voted for the proposal to grant the Board of Directors the authority to change the name of the Company in a fashion that will remove the “.com”, but retain the current brand.

On July 23, 2015, the Board of Directors resolved that the name of the company be changed to PCS Edventures!, Inc. No amendment to the Company’s Articles of Incorporation has yet been filed, though it is anticipated that following the assignment of a new Cusip Number and the required filing with the Financial Industry Regulatory Authority, that this name change will become effective.

NOTE 2 - UNAUDITED FINANCIAL STATEMENTS

The June 30, 2015, financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2015. The March 31, 2015, balance sheet is derived from the audited balance sheet included therein.

The operating results for the three-month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.

NOTE 3 - GOING CONCERN

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

During the fiscal year ending March 31, 2016, PCS began implementing a strategy of profitability- derived from by optimizing and streamlining operations while moving our digital learning and robotics product strategy forward.  A continued underlying principle will be the building of services and products with recurring revenue traits such as online licenses. Tactically we are focusing on improving product quality, improving our delivery and support infrastructure to accommodate larger scale, improving our sales infrastructure,  and building our new, higher margin digital products to add to our lineup of STEM products and services.   We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales.  We will continue to fulfill existing and capture new STEM contracts with the Kingdom of Saudi Arabia.   We will continue to use our  EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content, (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods;  and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame.  We will actively seek retail distribution methods and channels for our robotics and engineering retail products.

The business plan for fiscal year 2016 reflects the continued promotion and growth of the PCS EdventuresLab. The further demonstrated proof of the profitable concept provides a marketable demonstration for the scalable licensing model. The premise of the EdventuresLab aspect of the business plan is two-fold: 1) EdventuresLab revenues will be more consistent and predictable for the Company to plan and manage cash and growth; and 2) an established network of EdventuresLabs will serve as highly effective “showrooms” for sales of PCS products and services into neighboring districts. The EdventuresLab builds significant community and brand awareness for PCS Edventures!. Also of note, close partnerships with schools provide an opportunity to test and improve PCS products on a regular basis. The EdventuresLab environment is a highly effective R&D environment for the development of PCS STEM products.

Revenue for the quarter ending June 30, 2015 was $1,291,219 compared to revenue of $1,002,566, an increase of approximately 28% compared to the same quarter last fiscal year. Net income for the three months ended was $130,865, compared to a net loss of ($327,260), a 350% increase from the same quarter last year resulting from meeting the requirements of revenue recognition on two international contract milestones in the quarter following when the majority of cost of sales was incurred. Cash flow from operations for the three months ended June 30, 2015 was ($172,431), due to growth in receivables of international contracts.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	June 30, 2015	March 31, 2015
Prepaid insurance	$27,093	$41,372
Prepaid inventory	86,627	50,057
Prepaid software	2,602	10,406
Prepaid expenses, other	2,897	10,869
Total Prepaid Expenses	$119,219	$112,704

NOTE 5 - FIXED ASSETS

Assets and accumulated depreciation for the periods are as follows:

	June 30, 2015	March 31, 2015
Computer/office equipment	$43,320	$43,320
Software	127,355	127,355
Accumulated depreciation	(147,419)	(144,821)
Total Fixed Assets	$23,256	$25,854

Fixed asset depreciation expense for the three months ended June 30, 2015 and 2014 was $2,598 and $5,465, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30, 2015	March 31, 2015
Interest payable	$110,597	$68,963
Sales tax payable	2,711	634
Credit card debt	52,789	31,685
Professional fees: legal, accounting & other	—	1,654
Total accrued expenses	$166,097	$102,936

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2015	March 31, 2015
Short Term Convertible Note, Related Party net discount of $14,306 and $24,063 for period ended June 30, 2015 and March 31, 2015, respectively	$185,694	$175,937
Short Term Note Payable, Related Party, net discount of $0 and $38,184 for period ended June 30, 2015 and March 31, 2015, respectively	1,611,106	1,438,870
Current Portion of Notes Payable	5,000
Note Payable	16,173	18,117
Line of Credit	20,515	21,708
Long Term Note Payable, Related Party	74,518	81,165
Long Term Convertible Note	192,729	202,729
Long Term Convertible Note, Related Party	34,011	34,011
Total Notes Payable	$2,139,746	$1,972,537

Long Term Note Payable

1.	On May 1, 2014, the company entered into a 36 month note payable of $20,000. The note bears interest at twelve percent (12%) per annum. The company has paid $3,827 in principal leaving a balance of $16,173 at June 30, 2015. Total interest accrued as of June 30, 2015 was $1,685.

Note Payable – Related Party

1.	On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and were previously due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013, and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amounts until the final payment due on April 1, 2020. The company has paid $14,825 in principal leaving a balance of $49,375 at June 30, 2015.

2.	On April 18, 2012, the Company entered into a long-term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum. The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lenders financial intuition. On June 30, 2015, $1,998 over the interest only payment had been paid resulting in ending principle amount of $21,995.

3.	On February 13, 2014, the Company entered into a loan transaction with one of our board members in the amount of $250,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Tatweer Company for Educational Services Mobile Outreach Saudi Work Order 001 to finance inventory purchases. The promissory note and all accrued interest were due and payable on May 13, 2014. This note was extended to September 30, 2014, to account for the delay in invoice acceptance and payment by Tatweer Company for Educational Services. On September 9, 2014, the Company accrued and paid interest in the amount of $20,445. On October 21, 2014, this note was paid off when the Company entered into a 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04 per share. The note is due on or before October 22, 2015. The remaining $50,000 was paid in full by the issuance of that certain Promissory Note in the principal amount of $870,457 noted below.

4.	On March 4, 2014, the Company entered into a loan transaction with one of our board members in the amount of $50,000. The note is non-convertible and bears interest at a rate of 15% per annum, secured by T4EDU Training Academy Contract to finance inventory purchases. The promissory note and all accrued interest were due and payable on April 30, 2014. $37,500 of this note was paid during the period and the remaining $12,500 was extended and rolled into a new promissory note dated July 21, 2014, for $105,000 (includes a $75,000 and $17,500 promissory notes) with interest at 15% per annum due on or before August 30, 2014. On October 21, 2014, this $105,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

5.	On April 3, 2014, the Company executed a promissory note with one of our board members, for $60,000 at 15% interest per annum, secured by sales orders finance operations and inventory purchases. The promissory note was due April 30, 2014. There is no conversion feature associated with this promissory note. The note was extended on April 30, 2014, to September 30, 2014. The note balance was rolled into a replacement note dated July 28, 2014 for $210,000. This note was paid in full by the issuance of that certain Promissory Note of even date herewith in the principal amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. All accrued interest as of the date of replacement was paid in full.

6.	On April 11, 2014, the Company entered into a 36 month note payable of $60,000. The note bears interest at twelve percent (12%) per annum. There is no conversion feature associated with this promissory note. The company has paid $7,477 in principal, leaving a balance of $52,523 at June 30, 2015. Total interest accrued as of June 30, 2015 was $1,643.

7.	On April 15, 2014, the Company executed a promissory note with one of our board members, for $160,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due June 30, 2014. On June 11, 2014 the Company paid $60,000 and executed a new note for $25,000 on June 3, 2014. The remaining $75,000 was added to another $75,000 for a promissory note of $150,000 on June 27, 2014. The $25,000 note was then replaced by a note of the same terms dated August 7, 2014. The $150,000 note was There is no conversion feature associated with this promissory note. On October 21, 2014, these notes were paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. All accrued interest as of the date of replacement was paid in full.

8.	On May 1, 2014, the Company executed a promissory note with one of our shareholders and board members, for $60,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note. The note was extended to September 30, 2014. During the period ended September 30, 2014, the notes were separated split into two notes, $17,500 and $42,500 and included in two separate notes dated July 21, 2014, for $105,000 and July 28, 2014, for $210,000, respectively. On October 21, 2014, the notes for $105,000 and $210,000 were paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Accrued interest of $ 7,568 as of the date of replacement was paid in full.

9.	On May 5, 2014, the Company executed a promissory note with one of our shareholders and board members, for $145,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note. The note was extended to September 30, 2014. On October 21, 2014, this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

10.	On May 16, 2014, the Company executed a promissory note with one of our shareholders and board members, for $150,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due September 30, 2014. There is no conversion feature associated with this promissory note. $75,000 of this note was added to a $150,000 note payable executed June 21, 2014. The other $75,000 was added to another $150,000 note dated July 21, 2014 for $105,000. Total interest accrued through dates of replacement was $3,329.

11.	On May 21, 2014, the Company executed a promissory note with one of our shareholders and board members, for $50,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due August 30, 2014. There is no conversion feature associated with this promissory note. This promissory note was rolled into promissory note dated July 28, 2014, for $210,000. All interest was paid at the time of roll into the $210,000 note. On October 21, 2014, the $210,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

12.	On June 3, 2014, the Company executed a promissory note with one of our shareholders and board members (part of a replacement note for promissory note dated April 15, 2014), for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due September 3, 2014. There is no conversion feature associated with this promissory note. This promissory note was rolled into a promissory note dated July 28, 2014, for $210,000. All interest was paid at the time of roll into the $210,000 note. On October 21, 2014, the $210,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

13.	On June 27, 2014, the Company executed a promissory note with one of our shareholders and board members, for $150,000 at 15% interest per annum (compose of two separate $75,000 notes that was previously issued and replaced dated May 16, 2014, and April 16,2014, respectively), secured by sales orders to finance operations and inventory purchases. The promissory note was due September 30, 2014. There is no conversion feature associated with this promissory note. This note is replaced by three different notes: $63,000 note payable executed on August 20, 2014, a part of the $123,000 promissory note; $25,000 note payable executed on August 7, 2014; and $32,500 note executed on July 28, 2014. The remaining principal balance of $29,500 was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457 on October 21, 2014. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total interest accrued as of the date of pay off was $242.

14.	On July 21, 2014, the Company executed a promissory note with one of our shareholders and board members, for $105,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note. This promissory note composed of prior issued notes dated March 4, 2014 for $12,500; May 1, 2014 for $17,500; and May 16, 2014 for $75,000. On October 21, 2014, the note for $105,000 was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total accrued interest of $ 2,243 as of the date of replacement was paid in full.

15.	On July 28, 2014, the Company executed a promissory note with one of our shareholders and board members, for $210,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note. This promissory note composed of prior issued notes dated April 3, 2014 for $60,000; May 1, 2014 for $42,500; May 21, 2014 for $50,000; June 3, 2014 for $25,000 and June 27, 2014 for $32,500. Total Interest accrued as of September 30, 2014, was $5,523. All interest was paid at the time of roll into the $210,000 note. On October 21, 2014 the $210,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

16.	On August 7, 2014 the Company executed a promissory note with one of our shareholders and board members, for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due October 31, 2014. There is no conversion feature associated with this promissory note. This note replaced prior issued note dated June 27, 2014. On October 21, 2014 this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Accrued interest of $ 247 as of the date of replacement was paid in full.

17.	On August 20, 2014, the Company executed a promissory note with one of our shareholders and board members, for $123,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due November 30, 2014. There is no conversion feature associated with this promissory note. This notes replaced prior issued note dated June 27, 2014, for $63,000 and April 15, 2014, for $60,000. On October 21, 2014, this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due May 31, 2015. Accrued interest of $2,072 as of the date of replacement was paid in full.

18.	On October 21, 2014, the Company executed a promissory note with one of our shareholders and board members in the amount of $870,457. The note is non-convertible, bears and interest rate of 10% per annum, is secured by accounts receivable, fixed assets, intellectual property, and the public entity PCSV net loss carry forward to finance operations and inventory purchases, due May 31, 2015. This note due date was subsequently extended to September 30, 2015. This note includes new cash lent to Borrower under this note of $175,000. This note includes $7,957 of accrued interest on the paid off notes listed below. This note pays off the following notes: $50,000 of the February 11, 2014; $250,000 Convertible long term related party; $145,000 dated May 7, 2014; $29,500 of the June 27, 2014; $105,000 dated July 21, 2014; $210,000 dated July 28, 2014; $25,000 dated August 8, 2014; and $123,000 dated August 20, 2014. $22,222 of interest was rolled into principal on January 1, 2015; resulting in a principal balance of $892,679. Total interest accrued as of June 30, 2015 was $44,267.

19.	On February 17, 2015, the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases. This note was extended to September 30, 2015. There is no conversion feature associated with this promissory note. Total interest accrued as of June 30, 2015 was $4,738.

20.	On January 16, 2015, the Company executed a non-convertible promissory note with warrants attached, with one of our shareholders and board members, for $400,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU Contract 0006/2017 Work Orders 5, 6, 7, and 8 less Zakat and holdback, to finance operations and inventory purchases. The warrants were valued using the stock price on the date of grant, discount rates 0.35%, and volatility approximating 180%. The value of the debt discount is accreted up to the face value of the promissory note over the term of the note using the effective interest method. This note was subsequently extended to December 31, 2015. The debt discount was calculated as $66,717. The remaining $38,184 of the debt discount was amortized during the quarter ending June 30, 2015. Total interest accrued as of June 30, 2015 was $3,288.

21.	On April 20, 2015, the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases. This note was extended to September 30, 2015. There is no conversion feature associated with this promissory note. Total interest accrued as of June 30, 2015, was $2,626.

22.	On June 8, 2015, the Company executed a promissory note with one of our shareholders and board members, for $150,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases. There is no conversion feature associated with this promissory note. This note was paid in full with all accrued interest on June 25, 2015.

Line of Credit
1.	On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. As of June 30, 2015, the Company has paid $18,535 in principal leaving a balance of $20,515 payable.

Convertible Note Payable – Non-related party

1.	On August 1, 2012, the Company issued amendments to the convertible note agreements (convertible into common stock at a rate of $0.15 per share) in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued (fully expensed in the prior period) on March 31, 2011, and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017. At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Effective June 7, 2013, we executed an amendment to the loan transaction. The amended transaction involved the extension of the Promissory Note from April 30, 2013, to April 30, 2016, with the creditors waiving any default under the previous note. The Company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012, to April 30, 2013, for consideration of the extension. On the fourth extension, all accrued interest was combined with the original principal amount as of July 31, 2012 bringing the aggregated principle amount to $243,745 including the $34011 related party promissory note. The Company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect. On March 30, 2015, $17,005 of this group of notes was satisfied with $15,000 in cash payments and $2,005 taken as Gain on Cancellation of debt. As of June 30, 2015, the ending principle balance was $209,734, including the related party convertible note balance of $34,011 noted below. Interest accrued as of June 30, 2015, for the total set of notes remaining was $39,338. On July 13, 2015 four (4) convertible notes of the Company have subsequently elected to convert those notes into shares of our common stock. The aggregate principal amount of the convertible notes being converted is $136,044. Conversion of the aggregate principal and accrued interest of these notes will result in the issuance of 1,066,006 shares of our common stock. $34,011 of the aggregate principal amount of these notes represent loans provided to us by one of the members of our Board of Directors also documented in the Convertible Note Payable – Related Party.

2.

On April 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before August 31, 2015. The note was paid in full with all accrued interest on June 25, 2015.

3.	On July 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary. Total accrued interest as of June 30, 2015, was $761. This note was subsequently paid in full on with all accrued interest on July 23, 2015.

Convertible Note Payable – Related Party

1.	For the transactions described above in regard to the original $215,000 convertible notes, $34,011 was loaned from a related party and has been separated out as described in the Company’s financial statements and accompanying notes at June 30, 2015. Interest expense for the related party convertible note ending June 30, 2015, was $5,974. This note was subsequently converted on July 13, 2015.

2.	On October 21, 2014, the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. The debt discount was calculated as $50,000. As of June 30, 2015, $35,694 discount was amortized. The note principle balance was $200,000 at June 30, 2015. Total accrued interest as of June 30, 2015, was $13,808.
18

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

The following schedules summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2015 and March 31, 2015:

Fair Value Measurements at June 30, 2015
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities	$—	$—	—	—
	$—	$—	—	—

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2015:

Fair Value Measurements at March 31, 2015
Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

Derivative Liabilities	$—	$—	—	—
	$—	$—	—	—

NOTE 9 – NOTE RECEIVABLE

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) proposing a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. JAK has agreed to assume 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable. The Company note receivable in the amount of $50,740, carries an annual interest rate of 3% compounded annually and is to be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. This sale was finalized during the period ending September 30, 2013. On April 14, 2015, JAK informed PCS of the potential closure of LabMentors and an inability to meet its Note obligations. LabMentors had made three note payments as of the date of the notification totaling $3,399. The note receivable principle balance at June 30, 2015 was $49,513. The note receivable allowance balance at June 30, 2015 is $47,998. The difference of $1,515 was subsequently taken to bad debt expense on July 22, 2015.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. On December 31, 2013 the Company signed an amendment to the existing contract to reduce the leased square feet to 5,412 for $6,765/ month for 12 months ending December 31, 2014.  On February 1, 2015 the Company signed a new lease to reduce the square feet to 3,609 for $4,511/ month for 12 months ending January 31, 2016.  Rent expense for the corporate offices was $14,185 and $21,196 for the quarters ended June 30, 2015 and 2014, and $77,869 and $99,318 for the twelve months ended March 31, 2015 and 2014, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  This lease was extended for 24 months, beginning July 1, 2012.  The lease was extended to a new expiration of October 31, 2015. The Company signed a sixth amendment on April 15, 2015 to lease an additional approximately 1400 square foot bay adjacent to the existing leased space. Rent expense for the warehouse was $5,620 and $5,300 for the quarter ended June 30, 2015 and 2014, and $16,225 and $15,901 for the twelve-months ended March 31, 2015 and 2014, respectively.

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

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action.  The Company has engaged legal counsel to represent it in this matter, and it is not presently in a position to determine what, if any, liability it may have for the actions of its employee, or even whether such employee was negligence in any manner.  The Company is presently evaluating whether or not it has adequate insurance coverage for its legal representation and any potential liability.

c. Contingencies

None.

NOTE 11 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the three months ending June 30, 2015, $22,000 has been accrued in Restricted Stock Units payable for the issue of 200,000 shares for services that will be issued in future periods. Each restricted stock unit is valued at a range from $0.11, based on the closing price of the Company’s common stock at the date of grant. The total amount recorded in stock payable as of June 30, 2015, for these services and other prior period services is $31,000.

During the three months ending June 30, 2015, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $3,547.

During the three months ended June 30, 2015, the company accrued $8,250 payable in Restricted Stock Unit to its non-management directors. Each restricted stock unit is valued at a range from $0.05 to $0.10, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period of not less than twelve months, and require continued service for twelve months and reelection at the next annual shareholder meeting. As of June 30, 2015, $20,367 has been accrued for director services and recorded in stock payable.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of June 30, 2015, there are no preferred shares issued or outstanding.

NOTE 12 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share for the three-month periods ended June 30, 2015, and 2014, are based on 74,235,284 and 53,335,167, respectively, of weighted average common shares outstanding. Dilutive net loss per common share for the three-month periods ended June 30, 2015, and 2014, are based on 78,491,182 and 55,705,477, respectively, of weighted average common shares outstanding.

Net income (loss) per common share:
Basic	0.00	(0.01
Diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding
Basic	74,235,284	53,335,167
Diluted	78,491,182	55,705,477

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

	Issued	Cancelled	Executed	Total Issued and Outstanding	Exercisable	Not Vested
Balance as of March 31, 2015	29,856,655	16,144,450	9,722,210	3,989,995	3,634,995	355,000
Warrants	-	-	-	-	-	-
Common Stock Options	375,000	109,097	-	265,903	345,903	(80,000)
Balance as of June 30, 2015	29,856,655	16,253,547	9,722,210	4,255,898	3,980,898	275,000

No common stock options were exercised during the quarter ended June 30, 2015.

January 1, 2014, the Company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employee and require the achievement of certain milestones. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $15,926. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2015, $6,923 of the total value was expensed. $1,041 was expensed in the quarter ending June 30, 2015.

February 1, 2014, the company granted 40,000 incentive options each to one employee per year for three years. These options were issued as incentive compensation to the employee and require the achievement of certain milestones. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period.  A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,107. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2015, $1,710 of the total value was expensed. $345 was expensed in the quarter ending June 30, 2015.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover and require the achievement of certain milestones. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue.  A risk free interest rate of 0.38 % was used to value the options.  The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175.  The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.  In the quarter ending June 30, 2015, $2,161 of the total value was expensed

Warrants

On January 22, 2015, the Company issued 2,000,000 warrants to a shareholder and Board member with a 36 month term to purchase “restricted” Rule 144 Common Stock, no par value (the "Share"), as consideration for the issuance of a promissory note in the amount of $400,000, from the Company at a purchase price of $0.04 per share of Common Stock (the "Exercise Price").  These Warrants are fully vested and exercisable. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.  The warrants attached to the note were valued using the Black Scholes Valuation Model.  The assumptions used in the model included the historical volatility of the Company’s stock of 180%, and the risk-free rate for the periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.35%.  The resulting fair value is $66,717. This value was recorded as a debt discount and is being amortized over the life of the loan. The remaining $38,184 of the debt discount was amortized during the quarter ending June 30, 2015.

NOTE 14 - SUBSEQUENT EVENTS

On January 16, 2015, the Company executed a non-convertible promissory note with warrants attached, with one of our shareholders and board members, for $400,000 at 10% interest per annum, due June 30, 2015. The note due date was subsequently amended to October 31, 2015.

On July 13, 2015, the holders of four (4) convertible notes of the Company elected to convert those notes into shares of our common stock. The aggregate principal amount of the convertible notes being converted is $136,044. Conversion of the aggregate principal and accrued interest of these notes will result in the issuance of 1,066,006 shares of our common stock. $34,011 of the aggregate principal amount of these notes represent loans provided to us by one of the members of our Board of Directors. With accrued interest, the conversion of these notes and interest payable, reduces our total debt by $159,901.

On July 14, 2015, the Company CEO converted 25,000 options using the cashless option into 19,000 shares of “restricted” Rule 144, no par value, Common Stock.

On July 23, 2015, the Company paid the promissory note dated July 30, 2013, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note was due twenty four months from the date of the note, on or before July 30, 2015. The note was paid in full with accrued interest of $795.

The Board of Directors resolved on July 15, 2015, to increase the Company authorized common stock from 90,000,000 shares with no par value to 100,000,000 shares of common stock with no par value, and has further directed that management submit the resolution for ratification by the shareholders at the Annual Meeting.

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

The following discussion should be read in conjunction with our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-K for the year ended March 31, 2015.

Plan of Operation.

PCS sells into the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; (2) a unique PCS learning methodology – an  adaptive (customizes to individual learners), experiential (hands-on in nature),  learning framework that can be monetized in a number of ways , with what we believe is an approach to educational assessment and incentivizing students for the future, and PCS is an innovative leader in this area; (3)  PCS has developed an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics and engineering and coding; (4) PCS has established itself as a prime STEM provider in the Kingdom of Saudi Arabia and is growing its revenues from the Kingdom; and  (5) PCS entered the B2C space with a retail product launch this year and also has a working model for experiential learning labs operational.  With a plan to expand higher margin digital delivery products, PCS is now in the development stage of a unique, subscription-based online learning system that can be licensed to schools or non-profit organizations, as well as be used in the home environment.

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

Results of Operations.

For the quarter ended June 30, 2015, the Company reported a net income of $130,865 as compared to a net loss for the quarter ended June 30, 2014, of ($327,260), a 350% increase to the bottom line. The increase is primarily attributable to invoicing of our backlog . The Diluted Earnings per Share for the quarter ended June 30, 2015, is $0.00, which is market improvement on the ($0.01) loss per share for the three-month period ended June 30, 2014.

Revenue for the quarter ended June 30, 2015, was $1,291,219, as compared to revenue during the quarter ended June 30, 2014, of $1,002,566. Cost of sales decreased 13% over the same quarter last year due to higher margins on current international projects.

The Diluted Income per Share for the quarter ended June 30, 2015, is $0.00, an improvement over the ($0.01) loss per share for the three-month period ended June 30, 2014.

Total operating expenses for the three-month period ended June 30, 2015, decreased by $123,625, or 24% to $509,140, over the three-month period ended June 30, 2014. The table below identifies the quarter over quarter changes:

Operating Expenses
International Selling Expenses	$ (8,955)	(1)
Administrative Contract labor	(16,145)	(2)
Employee Expenses	(19,733)	(3)
Marketing	(42,837)	(4)
Office Rent	(17,673)	(5)
Product Development	(17,443)	(6)
Other, net	(839)
	$ 123,625

(1)	International selling expense decreased from last year due to no international travel within the quarter.
(2)	Administrative Contract labor decreased due to a reduction of local contractor work on IT and Marketing.
(3)	Employee expenses decreased due to lower staff levels in sales and marketing.
(4)	Marketing expenses were reduced by reduction in trade show activities and moving lead generation and marketing activities away from several vendors to a more efficiently in house model.
(5)	The corporate office suite square footage was reduced by 50% to a more efficient configuration
(6)	Product Development expense decreased from prior year investment in development of the Edventures Lab model.

Liquidity

Cash used by operating activities for Q1 was ($172,431) compared to cash used by operating activities of ($191,904) in the same period last year. The Company ended the first quarter of FY 2016, with $78,187 in cash, total current assets of $1,277,639 and total current liabilities of $2,460,936 resulting in a working capital deficit of ($1,183,297) compared to a working capital deficit of ($1,384,430) for the year ended March 31, 2015.

The Company had a current ratio at June 30, 2015, and March 31, 2015, of 0.51 and 0.38, respectively. This increase in current assets was due primarily to an increase in accounts receivable due to two Tatweer contract milestones invoicing. We have an accumulated deficit of ($38,487,141) and shareholders’ equity of ($1,508,742).

The Company has accumulated significant losses and payables and generated past negative cash flows. The combination of these items raises substantial doubt about its ability to continue as a going concern. The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based on this evaluation, the Chief Executive Officer and  Vice President/Controller acting as principle financial officer, concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and  Vice President/Controller acting as principle financial officer, as appropriate to allow timely decisions regarding required disclosure, were effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are no material weaknesses in our disclosure controls and procedures and they were effective .

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

Our management, with the participation of the Chief Executive Officer, as principal executive officer and Vice President/Controller, acting as principle financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2015. Based on this evaluation, our management concluded that, as of June 30, 2015, our internal control over financial reporting was not comprehensive. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Security issuances occurred during the quarter ended June 30, 2015.

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

PCS EDVENTURES!.COM, INC.

Dated:	August 11, 2015	By:	/s/Robert O. Grover
Robert O. Grover
Chief Executive Officer and Director

Dated:	August 11, 2015	By:	/s/ Russelee V. Horsburgh
Russelee V. Horsburgh
Vice President/Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 11, 2015	By:	/s/ Britt E. Ide
Britt E. Ide
Secretary and Director

Dated:	August 11, 2015	By:	/s/Todd R. Hackett
Todd R. Hackett
Director

Dated:	August 11, 2015	By:	/s/ Murali Ranganathan
Murali Ranganathan
Director

Dated:	August 11, 2015	By:	/s/ Paula Lupiore
Paula Lupiore
Director

Dated:	August 11, 2015	By:	/s/ K. Sue Redman
K. Sue Redman
Director

