Form 10-Q
period 2015-09-30
PCS EDVENTURES COM INC
filed 2015-11-12
CIK 1122020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

November 9, 2015: 75,194,368 shares of Common Stock

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Balance Sheets

(Unaudited)

	September 30, 2015 (unaudited)	March 31, 2015 (audited)
CURRENT ASSETS
Cash	$192,665	$130,162
Accounts receivable, net of allowance for doubtful accounts of $3,184 and $3,184, respectively	331,477	358,033
Prepaid expenses	81,142	112,704
Finished goods inventory	267,774	251,164
Other Receivable	18,627	3,236
Total Current Assets	891,685	855,299

FIXED ASSETS, net of accumulated depreciation of $150,018 and $144,821, respectively	20,657	25,854
OTHER ASSETS
Note Receivable net of allowance of $49,513 and $47,998, respectively	-	1,515
Mold Cost	-	10,229
Deposits	8,097	9,450
Total Other Assets	8,097	21,194
TOTAL ASSETS	$920,439	$902,347

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Balance Sheets

(Unaudited)

	September 30, 2015	March 31, 2015
CURRENT LIABILITIES
Accounts payable and other current liabilities	$370,527	$312,951
Payroll liabilities payable	23,865	28,907
Accrued expenses	195,942	102,936
Deferred revenue	22,838	158,420

Note payable convertible, related party net of $3,723 and $24,063 discount for September 30 and March 31, 2015, respectively	196,277	175,937
Note payable, related party	1,467,679	1,389,495
Current portion of long term liabilities	132,626	-
Total Short term and current portion long term notes payable	1,796,582	1,565,432
Total Current Liabilities	2,409,754	2,168,646
Long term debt	108,721	407,105
Total Liabilities	$2,518,475	$2,575,751

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 authorized shares, 75,194,368 and 74,235,284 shares issued and outstanding, respectively	38,119,167	37,923,485
Stock payable	20,140	9,000
Restricted Stock Units payable	81,345	12,117
Accumulated deficit	(39,818,688)	(39,618,006)
Total Stockholders’ Deficit	(1,598,036)	(1,673,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$920,439	$902,347

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Lab revenue	462,833	287,283	1,388,534	957,646
International service revenue	1,302	219,711	288,870	504,794
Learning Center revenue	46,423	41,380	115,731	77,819
License and royalty revenue	14,249	6,165	22,891	16,845
Total Revenues	524,807	554,539	1,816,026	1,557,104
COST OF SALES	237,034	405,141	785,747	1,030,422
GROSS PROFIT	287,773	149,398	1,030,279	526,682
OPERATING EXPENSES
Salaries and wages	163,319	201,764	345,864	460,441
Depreciation and amortization expense	11,717	7,117	14,316	12,582
General and administrative expenses	381,748	355,589	705,743	724,212
Total Operating Expenses	556,784	564,470	1,065,923	1,197,235
OPERATING INCOME (LOSS)	(269,011)	(415,072)	(35,644)	(670,553)
OTHER INCOME AND EXPENSES
Interest expense	(62,537)	(345,811)	(165,038)	(417,590)
Total Other Income/(Expense)	(62,537)	(345,811)	(165,038)	(417,590)
INCOME (LOSS) FROM OPERATIONS	(331,548)	(760,883)	(200,682)	(1,088,143)
NET INCOME (LOSS)	(331,548)	(760,883)	(200,682)	(1,088,143)
NET COMPREHENSIVE INCOME (LOSS)	(331,548)	(760,883)	(200,682)	(1,088,143)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(331,548)	$(760,883)	(200,682)	$(1,088,143)

Net income per common share:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted Average Number of Shares Outstanding Basic and Diluted	74,917,541	60,843,159	74,356,534	60,825,672

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statement of Stockholders’ Deficit

(Unaudited)

	# of				Total
	Common	Capital	Stock	Accumulated	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Equity (Deficit)
Balance at 03/31/2015	74,235,284	37,923,485	21,117	(39,618,006)	$(1,673,404)

Stock for Services	200,000	22,000	11,140	-	33,140

Stock for RSU’s	-	-	69,228	-	69,228

Stock for exercise of options & warrants	19,000				-

Stock for Cash	120,000	8,400			8,400

Conversion of Notes Payable	1,066,006	159,901	-	-	159,901

Option/Warrant Expense	-	5,381		-	5,381

Net Loss through 09/30/2015	-	-	-	(200,682)	(200,682)

Balance at 09/30/2015 (unaudited)	75,640,290	$38,119,167	$101,485	$(39,818,688)	$(1,598,036)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(200,682)	$(1,088,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount amortization	58,524	320,267
Depreciation and amortization	5,196	14,801
Stock on settlement	-	22,000
Impairment of Brain Mold	9,119	-
Common stock issued for services	22,000	62,308
Stock payable for service	80,368	66,080
Amortization of fair value of stock options	5,381	11,222

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	26,556	309,129
(Increase) decrease in prepaid expenses	31,562	(74,078)
(Increase) decrease in inventories	(16,609)	(55,367)
(Increase) decrease in other current assets	(13,876)	-
(Increase) decrease in other assets	2,464	(2,905)
(Decrease) increase in accounts payable and accrued liabilities	164,150	(18,282)
Increase (decrease) in unearned revenue	(135,582)	11,942
Net Cash Provided used by Operating Activities	38,571	(421,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(33,328)
Net Cash Used by Investing Activities	-	(33,328)
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment on LOC	-	(1,121)
Proceeds from sale of stock	8,400	-
Borrowings on note payable	285,000	80,000
Proceeds from note payable – RP	-	740,158
Principal payments on debt – Convertible	(10,000)	-
Principal payments on debt	(259,468)	(376,976)
Net Cash Provided by Financing Activities	23,932	442,061

Net Increase (Decrease) in Cash	62,503	(12,293)
Cash at Beginning of Period	130,162	27,860
Cash at End of Period	192,665	18,472

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended
	September 30,
NON-CASH INVESTING & FINANCING ACTIVITIES	2015	2014
Conversion of debt	$159,901	$696,373

CASH PAID FOR	2015	2014
Interest	$165,038	$102,176
Income Taxes	800	800

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Notes to the Financial Statements

September 30, 2015

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!. com, Inc.

In August 2001, PCS successfully completed an offering public pursuant to an SB-2 Registration Statement and began trading publicly on the OTC Bulletin Board (“OTCBB”).

On November 30, 2005, PCS entered into an agreement with 511092 N.B. LTD., a Canadian corporation (LabMentors), to exchange PCS common stock for common stock of 511092 N.B. LTD., which exchange was completed in December, 2005, with LabMentors becoming a wholly-owned subsidiary. In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. (See Note 17). The Company divested LabMentors in August of 2013.

In January, 2012, the Company committed to a business plan enhancement, which included the opening, operating, and licensing of EdventuresLab private learning centers and launched a pilot program in the spring of 2012.  As of June 30, 2014, two EdventuresLab programs had been opened and were operating in the Idaho Treasure Valley.

On January 31, 2013, PCS formed a subsidiary called Premiere Science, Inc., incorporated and registered in the State of Idaho. The subsidiary is 100% wholly-owned by the Company and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for this subsidiary during the quarter year ended September 30, 2015.

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

NOTE 2 - UNAUDITED FINANCIAL STATEMENTS

The September 30, 2015, financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Certain items for March 31, 2015 have been reclassified to conform to presentation in the second quarter ended September 30, 2015.

The operating results for interim periods are not necessarily indicative of the results for the entire year.

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

The ability of the Company to continue as a going concern is dependent upon its ability to increase revenue, to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2015, Tatweer Company for Educational Services and STEMfinity accounted for 52.5% and 26.2% of the Company’s accounts receivable, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	September 30, 2015	March 31, 2015
Prepaid insurance	$34,450	$41,372
Prepaid inventory	16,512	50,057
Prepaid software	27,325	10,406
Prepaid expenses, other	2,855	10,869
Total Prepaid Expenses	$81,142	$112,704

NOTE 6 – FIXED ASSETS

Assets and depreciation for the periods are as follows:

	September 30, 2015	March 31, 2015
Computer/office equipment	$43,320	$43,320
Software	127,355	127,355
Accumulated depreciation	(150, 018)	(144,821)
Total Fixed Assets	$20,657	$25,854

Fixed asset depreciation expense for the six months ended September 30, 2015, and 2014, was $14,316 and $12,582, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30, 2015	March 31, 2015
Interest payable	$130,854	$68,963
Sales tax payable	3,923	634
Credit card debt	61,036	31,685
Professional fees: legal, accounting & other	129	1,654
Total accrued expenses	$195,942	$102,936

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2015	March 31, 2015
Short Term Debt
Short Term Convertible Note, Related Party net discount of $3,723 and $24,063 for period ended September 30, 2015 and March 31, 2015, respectively	$196,277	$175,937
Short Term Note Payable, Related Party, net discount of $0 and $38,184 for period ended September 30, 2015 and March 31, 2015, respectively	1,467,679	1,389,495
Total Short Debt	1,663,956	1,565,432

Long Term Debt
Long Term Note Payable	14,845	18,117
Line of Credit	19,458	21,708
Long Term Note Payable, Related Party	116,348	130,540
Long Term Convertible Note	90,696	202,729
Long Term Convertible Note, Related Party	-	34,011
Long Term Debt	241,347	407,105

Less current portion	(132,626)	-

Total Long Term Debt, less current portion	$108,721	$407,105

Long Term Note Payable

On May 1, 2014, the Company entered into a 36 month note payable of $20,000.  The note bears interest at 12% per annum. The Company has paid $5,155 in principal, leaving a balance of $14,845 at September 30, 2015. Total interest accrued as of September 30, 2015, was $1,973.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 8.75% per annum. The Company makes variable monthly payments. As of September 30, 2015, the Company has paid $19,592 in principal leaving a balance of $19,458 payable.

Related Party Debt

a. Short term note payable

On October 21, 2014, the Company executed a Promissory Note with one of our shareholders and board members in the amount of $870,457. The note was partially taken out to finance operations and inventory purchases and was partly a combination of the renewal of other notes with the same lender. It was due on May 31, 2015, was non-convertible, had an interest rate of 10% per annum, was secured by accounts receivable, fixed assets, intellectual property and our net loss carry forward.

On January 1, 2015, accrued interest through December 31, 2014, was rolled into the principal balance per the terms and conditions of the Promissory Note. On January 1, 2015, the Promissory Note principal balance was $892,679. The balance was due in full on or before May 31, 2015, and was extended to September 30, 2015, under the terms and conditions of the original Promissory Note. On October 1, 2015, the Promissory Note executed on October 21, 2014 went into default. The lender has provided the Company with an extension of due dates for principle and accrued interest of $66,768, until November 30, 2015.

On January 16, 2015, the Company executed a non-convertible promissory note with warrants attached, with one of our shareholders and board members, for $400,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU Contract 0006/2017 Work Orders 5, 6, 7, and 8 less Zakat and holdback, to finance operations and inventory purchases. The warrants were valued using the Company’s common stock price on the date of grant, discount rates 0.35%, and volatility approximating 180%. The value of the debt discount is accreted up to the face value of the promissory note over the term of the note using the effective interest method. This note was subsequently extended to October 31 November 30, 2015. The debt discount was calculated as $66,717. The remaining $38,184 of the debt discount was amortized during the quarter ending June 30, 2015. The principal balance at September 30, 2015, was $400,000. Total interest accrued as of September 30, 2015 was $10,082.

On February 17, 2015, the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases.  This note was extended to September 30, 2015, and then December 31, 2015. There is no conversion feature associated with this promissory note.  Total interest accrued as of September 30, 2015 was $8,141.

On April 20, 2015, the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases.  This note was extended to September 30, 2015, and then December 31, 2015. Principal payments of $95,000 were made by the Company in September 2015, leaving a $40,000 principal balance outstanding on September 30, 2015. There is no conversion feature associated with this promissory note.  Total interest accrued as of September 30, 2015, was $6,029.

b. Short term convertible note payable

On October 21, 2014, the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. The debt discount was calculated as $50,000. As of September 30, 2015, $46,277 of discount was amortized. The note principal balance net of discount at September 30, 2015 was $196,277. This note was subsequently extended to November 30, 2015. Total accrued interest as of September 30, 2015, was $18,849.

c. Long term convertible note

In 2011, the Company entered into several convertible promissory notes in the aggregate amount of $215,000, including a note in the amount of $34,011 from a related party. The notes are convertible into common stock at a rate of $0.15 per share.  The notes bear interest at ten percent (10%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned. On July 13, 2015, the related party holder of the convertible notes of the Company elected to convert their note and accrued interest of $5,963 in to 266,492 shares of our common stock.

d. Long term note payable

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000.  The notes bear interest at 9% per annum and were previously due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to the lender’s financial institution. The notes were amended April 1, 2013, and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lender’s financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amounts until the final payment due on April 1, 2020. The Company has paid $17,827 in principal, leaving a balance of $46,373 at September 30, 2015.

On April 18, 2012, the Company entered into a long-term promissory note with a person who was then an officer and director of the Company for $25,000, with an interest rate of 7.5% per annum. The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lender’s financial intuition. On September 30, 2015, a total of $3,005 in principal had been paid, resulting in ending principal amount of $21,995 .

On April 11, 2014, the Company entered into a 36 month promissory note payable of $60,000.  The note bears interest at twelve percent (12%) per annum. There is no conversion feature associated with this promissory note. The company has paid $12,020 in principal, leaving a balance of $47,980 at September 30, 2015. Total interest accrued as of September 30, 2015, was $873 .

Long Term Convertible Note

In 2011, the Company entered into several convertible promissory notes in the aggregate amount of $215,000, including a note in the amount of $34,011 from a related party. The notes are convertible into common stock at a rate of $0.15 per share.  The notes bear interest at ten percent (10%) per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned. At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. The notes are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the note bears to the fair market value of all Intellectual Property of the Borrower. The notes had an original due date of June 29, 2011 but have been amended to extend the expiration dates to April 30, 2016. As of March 31, 2015, the ending principle balance was $226,740 including the related party convertible note balance of $34,011.

On July 13, 2015, the holders of four the convertible notes of the Company elected to convert those notes into shares of our common stock. The aggregate principal amount of the convertible notes being converted was $136,044. Conversion of the aggregate principal and accrued interest of $23,857 resulted in the issuance of 1,066,006 shares of our common stock. Conversion occurred within the terms of the note, no gain or loss was recognized. As of September 30, 2015, the principal balance of convertible notes payable, non-related party was $90,696. The accrued interest as of September 30, 2015, related to these notes, was $18,139.

On April 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note was due 24 months from the date of the note, or on or before August 31, 2015. The note was paid in full with all accrued interest on June 25, 2015.

On July 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note was due 24 months from the date of the note, or on or before July 30, 2015. No debt discount was recognized as the conversion price was considered “out of the money”; therefore, no discount was necessary. Total accrued interest as of July 23, 2015, was $795. This note was paid in full with all accrued interest on July 23, 2015.

NOTE 9 – NOTE RECEIVABLE

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) proposing a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. JAK has agreed to assume 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable. The Company note receivable in the amount of $50,740, carries an annual interest rate of 3% compounded annually and is to be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. This sale was finalized during the period ending September 30, 2013. On April 14, 2015, JAK informed PCS of the potential closure of LabMentors and an inability to meet its note obligations. LabMentors had made three note payments as of the date of the notification totaling $3,399. The note receivable principal balance at September 30, 2015, was $49,513. The note receivable allowance balance at September 30, 2015 is $49,513.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. On December 31, 2013, the Company signed an amendment to the existing contract to reduce the leased square feet to 5,412 for $6,765/ month for the 12 months ending December 31, 2014.  On February 1, 2015, the Company signed a new lease to reduce the square feet to 3,609 for $4,511/ month for the 12 months ending January 31, 2016.  Rent expense including CAM charges for the corporate offices, was $14,106 and $21,196 for the quarters ended September 30, 2015 and 2014, and $77,869 and $99,318 for the 12 months ended March 31, 2015 and 2014, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet.  The lease expired in June 2012.  This lease was extended for 24 months, beginning July 1, 2012.  The lease was extended to a new expiration of October 31, 2015. The Company signed a sixth amendment on

April 15, 2015, to lease an additional approximately 1400 square foot bay adjacent to the existing leased space. Rent expense for the warehouse was $6,345 and $3,975 for the quarters ended September 30, 2015 and 2014, and $16,225 and $15,901 for the 12 months ended March 31, 2015, and 2014, respectively.

The Company leased and additional learning lab site in Eagle Idaho in Q1 of fiscal year 2015.  The lease term is three years for 1,050 square feet for an annual base rent of $16,640 or $1,387 per month, with 3% growth per year.

b. Litigation

Anthony Maher brought suit against PCS in January of 2014, claiming breach of an employment contract, interference with economic expectancy, and fraud.  A settlement was agreed in exchange for dismissal of the suit, and release of PCS from any liability to Mr. Maher for any and all claims related to Mr. Maher’s employment contract with PCS; PCS issued Mr. Maher 400,000 shares of the common stock of PCS; and PCS paid Mr. Maher $50,000. PCS does not admit the allegations or any other wrongdoing, but settled the matter for a modest amount costing the Company $10,000 after insurance settlement and $2,650 in mediation fees, to avoid the expense of litigation.  The settlement agreement was executed on July 9, 2014.

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

c. Contingencies

On October 14, 2015, the Company received a demand letter alleging patent infringement related to certain of our data processing systems.  The Company has responded to this demand and has advised the claimed patent owner that the Company does not own the systems claimed to be used by us in this demand.  While the Company believes that no such claimed infringement has occurred, we cannot presently evaluate the potential costs that we might incur in regard to defending any legal action brought against us regarding such claims.

NOTE 11 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the three months ended September 30, 2015, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $1,834.

During the three months ended September 30, 2015, a related party one warrant holder exercised 120,000 warrants issued on January 11, 2013, at a price of $.07 for a total of $8,400, resulting in 120,000 shares of “restricted” common stock.

During the three months ended September 30, 2015, the CEO exercised 25,000 options earned from an ISO agreement dated July 15, 2012, using the cashless option into 19,000 shares of “restricted” common stock.

During the three months ended September 30, 2015, the Company issued 200,000 shares of “restricted” common stock for consulting services. The shares were valued based on the fair market price of $0.11 on the date of grant for a total of $22,000.

During the three months ended September 30, 2015, the Company accrued $10,140 in stock payable for consulting services for 78,000 shares to be issued in future periods. Each stock unit was valued at $0.13, based on the closing price of the Company’s common stock at the date of grant.

During the three months ending September 30, 2015, $10,730 has been accrued in Restricted Stock Units payable for the issue of 165,082 shares for services that will be issued in future periods. Each Restricted Stock Unit was valued at $0.065, based on the closing price of the Company’s common stock at the date of grant. The total amount recorded in stock payable as of September 30, 2015, for deferred RSU’s and other services was $20,140.

During the three months ended September 30, 2015, the holders of four convertible notes of the Company elected to convert such notes into shares of common stock. The aggregate principal and interest amount of the convertible notes being converted of $159,901 resulted in the issuance of 1,066,006 shares of common stock. Due to conversion within terms of the note, no gain or loss was recognized.

During the six months ending September 30, 2015, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $5,381.

During the six months ended September 30, 2015, the Company accrued $18,980 payable in Restricted Stock Units to its non-management directors. Each Restricted Stock Unit was valued at $0.065, based on the closing price of the Company’s common stock at the date of grant . These agreements call for payment of current year director fees via issuance of Restricted Stock Units, required continued service through September 30, 2015, and re-election at the September 25, 2015, annual shareholder meeting. The Restricted Stock Units were revalued to $0.15 at the close of the market on the date of vesting resulting in an additional accrual of $50,248. As of September 30, 2015, $81,345 has been accrued for director services and recorded in stock payable.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of September 30, 2015, there are no preferred shares issued or outstanding.

NOTE 12 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share for the three month periods ended September 30, 2015, and 2014, are based on 74,917,541 and 60,843,159, respectively, of weighted average common shares outstanding. Dilutive net loss per common share for the six month periods ended September 30, 2015, and 2014, are based on 74,365,634 and 60,825,672, respectively, of weighted average common shares outstanding.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Net income per common share:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted Average Number of Shares Outstanding, Basic and Diluted	74,917,541	60,843,159	74,356,534	60,825,672

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

	Issued	Cancelled	Executed	Total Issued and Outstanding	Exercisable	Not Vested
Balance as of March 31, 2015	29,856,655	16,144,450	9,722,210	3,989,995	3,634,995	355,000
Warrants	-	-	-	-	-	-
Common Stock Options	375,000	274,638	145,000	(44,638)	345,903	(195,000)
Balance as of September 30, 2015	30,231,655	16,419,088	9,867,210	3,945,357	3,785,357	160,000

On July 14, 2015, the Company CEO converted 25,000 options using the cashless option into 19,000 shares of

“restricted” common stock issued during the period ended September 30, 2015.

The Board of Directors resolved on July 15, 2015, to increase the Company authorized common stock from 90,000,000 shares with no par value to 100,000,000 shares of common stock with no par value. The resolution was ratified on September 25, 2015, by the shareholders at the Annual Meeting.

January 1, 2014, the Company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employees. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three year period and are exercisable at a range of $.05 to $0.6 per share, which represented the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2014, $10,803 of the total value was expensed. $2,530 was expensed in the six months ending September 30, 2015.

February 1, 2014, the Company granted 40,000 incentive options to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,107. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2015, $2,389 of the total value was expensed. $690 was expensed in the six months ending September 30, 2015.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue. A risk free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $44,495. The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2015, the entire value of the options was expensed. $2,161 was expensed in the six months ending September 30, 2015.

Warrants

On July 30, 2015, 120,000 common stock warrants were exercised at a price of $.07 per share for a total of $8,400, resulting in the issuance of 120,000 shares of “restricted” common stock.

NOTE 14 - SUBSEQUENT EVENTS

On January 16, 2015, the Company executed a non-convertible promissory note with warrants attached, with one of our shareholders and board members, for $400,000 at 10% interest per annum, due June 30, 2015. The note due date was subsequently amended to November 30, 2015.

On October 13, 2015, PCS filed a Summons and Complaint against Ty Jacobsen (Ada County Case No. CV OC 1517581) in the Idaho Fourth Judicial District Court. The parties to the suit are PCS Edventures!, Inc., plaintiff, v. Ty Jacobsen d/b/a Jacobsen Enterprises, defendant. Our claims primarily involve defamation, breach of contract and injunctive relief. Through the Complaint, PCS alleges Jacobsen violated the terms of his Consulting Agreement, which included a non-disparagement agreement, by publishing false and defamatory material in a Facebook forum and on his Twitter feed, along with making defamatory statements to other PCS investors or potential investors.

On October 21, 2014, the Company executed a promissory note with one of our shareholders and board members in the amount of $870,457. The note is non-convertible, bears and interest rate of 10% per annum, is secured by accounts receivable, fixed assets, intellectual property, and the public entity PCS net loss carry forward to finance operations and inventory purchases, due May 31, 2015.  This note due date was extended to September 30, 2015, then amended and extended to November 30, 2015.

On October 21, 2014, the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. This note due date was extended to September 30, 2015, then amended and extended to November 30, 2015.

On November 1, 2015, the Board of Directors of PCS Edventures!.com, Inc. (the “Company”) has accepted the resignation of Britt E. Ide as a member of the board of directors of the Company. There were no disagreements between the Company and Ms. Ide regarding her resignation. Britt E. Ide has no family relationships with anyone at PCS.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995:

Except for historical facts, all matters discussed in this Quarterly Report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe”, “expect”, “anticipate”, “estimate”, “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in the Company’s Securities and Exchange Commission filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-K for the year ended March 31, 2015.

Plan of Operation

PCS sells into the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; (2) a unique PCS learning methodology – an  adaptive (customizes to individual learners), experiential (hands-on in nature),  learning framework that can be monetized in a number of ways, with what we believe is an approach to educational assessment and incentivizing students for the future, and PCS is an innovative leader in this area; (3)  PCS has developed an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics and engineering and coding; and (4) PCS entered the B2C space with a retail product launch this year and also has a working model for experiential learning labs operational.  With a plan to expand higher margin digital delivery products, PCS is now in the development stage of a unique, subscription-based online learning system that can be licensed to schools or non-profit organizations, as well as be used in the home environment.

As we enter FY2016, our strategy is profitability driven seeking to optimize and streamline operations while moving our digital learning and robotics product strategy forward.  A continued underlying principle will be the building of services and products with recurring revenue traits such as online licensing. Tactically, we will focus on improving product quality, improving our delivery and support infrastructure to accommodate larger scale delivery, improving our sales infrastructure, and building our new, higher margin digital products to add to our lineup of STEM products and services.   We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales. We will continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content in FY2016; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3 annual revenues to offset low education sales traditionally anticipated during this time frame.  We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments.

Results of Operations

For the six month period ended September 30, 2015, the Company reported a net loss of ($200,682) as compared to a net loss of ($1,088,143) for the six month period ended September 30, 2014. The $887,461 reduction in loss was due to a 22% improvement in gross margin due to sales mix and reduction in employee expenses over last year, and full amortization of the note payable discounts totaling $301,131 in the second quarter of fiscal 2015 , as a result of $646,500 in notes payable conversion into 18,455,666 shares of our common stock. The Basic Loss per Share for the six month period ended September 30, 2015, was ($0.00), which varies from the ($0.01) loss per share for the six month period ended September 30, 2014.

Revenue for the six month period ended September 30, 2015, was $1,816,026, as compared to revenue during the six month period ended September 30, 2014, of $1,557,104. The revenue increase was due to an increase in domestic product sales to our two major customers.

For the three months ended September 30, 2015, the Company reported a net loss of ($331,548) as compared to a net loss of ($760,883) for the quarter ended September 30, 2014. The loss reduction was predominantly due to the prior year full amortization of all note payable discounts totaling $301,131 on July 21, 2014, as a result of $646,500 in notes payable conversion into 18,455,666 shares of our common stock. The Basic Loss per Share for the quarter ended September 30, 2015, was ($0.00), which varies from the ($0.01) loss per share for the three-month period ended September 30, 2014.

Revenue for the three months ended September 30, 2015, was $524,807, as compared to revenue during the quarter ended September 30, 2014, of $554,539. The decrease in revenue was due to $218,409 less in international sales that was almost recaptured in a domestic sales increase of $175,550 over the same period in the prior year. . Additional work orders from International efforts in the second quarter of fiscal 2016, though not invoiced, were substantial, although not anticipated to continue beyond this fiscal year.

Operating expenses decreased by $7,686 (1%) and $131,312 (11%) in the three and six months of fiscal 2016, respectively, relative to prior year periods. The largest changes were: decreases in the areas of product development, decreases in employee expenses, and increase in Restricted Stock Unit accrued value. Product development expense decreased significantly due to prior year fulfillment of outreach contract custom product development for Tatweer Company for Education Services. Employee expenses decreased due to not filling open positions, product development, and international contract administration. The Restricted Stock Units were revalued at the close of the market on the date of vesting for Board of Director compensation through September 30, 2015.

Interest expense decreased by $283,274 and $252,552 in the three and first six months of fiscal 2016, respectively, relative to prior year periods. Interest expense in the second quarter of fiscal 2015 included amortization of note payable discounts totaling $301,131 as a result of $646,500 in conversion of notes payable into common stock.

Liquidity

Cash provided by operations for the second quarter of fiscal 2016 was $38,571 compared to cash used by operations of ($421,026) in the same period last year. The Company ended the second quarter of fiscal 2016 with $192,665 in cash, total current assets of $891,685, and total current liabilities of $2,409,754, resulting in a working capital deficit of $1,518,069 compared to a working capital deficit of $1,313,347 for the year ended March 31, 2015.

The Company had a current ratio at September 30, 2015, and March 31, 2015, of .37 and .39, respectively. PCS Edventures!.com, Inc. does not possess enough current assets to pay current liabilities. The majority of the current liabilities relate to notes payable to one of its shareholders and board members. This lender has on numerous occasions provided the Company with extensions of due dates for principal and accrued interest. The most recent grant extended the due date until November 30, 2015 for these notes. The company is continuing to pursue raising capital to pay these obligations. There is no guarantee that this lender will continue to provide extensions for payments and the Company cannot predict that it will be successful in obtaining funding or generating cash in order to pay the lender. The Company has an accumulated deficit of ($39,818,688) and shareholders’ equity (deficit) of ($1,598,036).

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2015. Based on this evaluation, the Chief Executive Officer and  Vice President/Controller acting as principal financial officer, concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and  Vice President/Controller acting as principal financial officer, as appropriate to allow timely decisions regarding required disclosure, were effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are no material weaknesses in our disclosure controls and procedures and they were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer and Vice President/Controller, acting as principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the Chief Executive Officer, as principal executive officer and Vice President/Controller, acting as principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2015. Based on this evaluation, our management concluded that, as of September 30, 2015, our internal control over financial reporting was not comprehensive. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 13, 2015, PCS filed a Summons and Complaint against Ty Jacobsen (Ada County Case No. CV OC 1517581) in the Idaho Fourth Judicial District Court.

The parties to the suit are PCS Edventures!,com Inc ., plaintiff, v. Ty Jacobsen d/b/a Jacobsen Enterprises, defendant. Our claims primarily involve defamation, breach of contract and injunctive relief. Through the Complaint, PCS alleges Jacobsen violated the terms of his Consulting Agreement, which included a non-disparagement agreement, by publishing false and defamatory material in a Facebook forum and on his Tweeter feed, along with making defamatory statements to other PCS investors or potential investors.

Through the Complaint, PCS seeks both injunctive relief enjoining Jacobsen from further defamation, and damages for previous defamatory statements and violation of the Consulting Agreement.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Security issuances occurred during the quarter ended September 30, 2015.

Name of Person or Group	Shares	Consideration
**Consultants	200,000	$22,000
**Convertible Promissory Note Holders	1,066,006	159,901
* Former Employee: Warrants	120,000	8,400
* Employees: ISO Stock Options	19,000	1,140
	1,405,006	$191,801

* Issued as “restricted” securities under the 2009 Equity Incentive Plan; however, the shares issuable thereunder are registered on Form S-8 of the SEC.

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

PCS EDVENTURES!.COM, INC.

Dated:	November 11, 2015	By:	/s/ Robert O. Grover
Robert O. Grover
Chief Executive Officer

Dated:	November 11, 2015	By:	/s/ Russelee V. Horsburgh
Russelee V. Horsburgh
Vice President/Controller