Form 10-Q
period 2015-12-31
PCS EDVENTURES COM INC
filed 2016-02-11
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-49990

PCS EDVENTURES!.COM, INC.

(Exact name of Registrant as specified in its charter)

Idaho	82-0475383
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

January 29, 2016: 76,530,590 shares of Common Stock

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

2

PCS EDVENTURES!.COM, INC.

Balance Sheets

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$57,820	$130,162
Accounts receivable, net of allowance for doubtful accounts of $3,184 and $3,184, respectively	151,619	358,033
Prepaid expenses	54,625	112,704
Finished goods inventory	257,170	251,164
Other receivable	23,473	3,236
Total Current Assets	544,707	855,299

FIXED ASSETS, net of accumulated depreciation of $152,616 and $144,821, respectively	18,059	25,854

OTHER ASSETS
Note Receivable, net of allowance of $49,513	-	1,515
Mold cost	-	10,229
Deposits	8,096	9,450
Total Other Assets	26,155	21,194
TOTAL ASSETS	$570,862	$902,347

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Balance Sheets (continued)

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$380,978	$312951
Payroll liabilities payable	13,236	28,907
Accrued expenses	233,983	102,936
Deferred revenue	17,892	158,420
Note payable, convertible, related party, net of $0 and $24,063 discount as of December 31, 2015 and March 31, 2015, respectively	200,000	175,937
Note payable, related party, net discount of $0 and $38,184	1,467,679	1,389,495
Current portion of long term liabilities	149,659	-
Total Short term and current portion long term notes payable	1,817,338	1,565,432
Total Current Liabilities	2,463,427	2,168,646

Long term debt	84,725	407,105
Total Long Term Liabilities	84,725	553,823
Total Liabilities	2,548,152	2,575,751

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 authorized shares, 76,530,590 and 74,235,284 shares issued and outstanding, respectively	38,246,532	37,923,485
Stock payable	5,000	9,000
Restricted Stock Units payable	1,500	12,117
Accumulated deficit	(40,230,322)	(39,618,006)
Total Stockholders’ Equity (Deficit)	(1,977,290)	(1,673,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,862	$902,347

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Income Statements

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
REVENUES
Lab revenue	$224,662	$314,056	$1,613,195	$1,271,702
International service revenue	47,163	385,569	336,034	890,364
Learning Center revenue	49,273	72,853	165,003	150,672
License and royalty revenue	8,596	9,844	31,487	26,688
Total Revenues	329,694	782,322	2,145,719	2,339,426
COST OF SALES	167,702	272,605	953,448	1,303,027
GROSS PROFIT	161,992	509,717	1,192,271	1,036,399
OPERATING EXPENSES
Salaries and wages	166,139	200,901	512,003	604,942
Depreciation and amortization	2,598	7,117	16,915	19,699
General and administrative expenses	353,126	290,631	1,058,868	1,071,243
Total Operating Expenses	521,863	498,649	1,587,786	1,695,884
OPERATING INCOME (LOSS)	(359,871)	11,068	(395,515)	(659,485)
OTHER INCOME AND EXPENSES
Interest income	-	3,188	-	3,188
Interest expense	(51,763)	(52,621)	(216,801)	(470,211)
Gain on Bad Debt Collection	-	2,996	-	2,996
Total Other Income and (Expenses)	(51,763)	(46,437)	(216,801)	(464,027)
LOSS FROM CONTINUING OPERATIONS	(411,634)	(35,369)	(612,316)	(1,123,512)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-
NET INCOME/(LOSS)	(411,634)	(35,369)	(612,316)	(1,123,512)
NET COMPREHENSIVE INCOME/(LOSS)	(411,634)	(35,369)	(612,316)	(1,123,512)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(411,634)	(35,369)	(612,316)	(1,123,512)
Basic and diluted net income (loss) per common share:
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Number of Shares Outstanding, Basic and Diluted	76,134,002	72,855,781	75,247,919	64,850,290

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	# of				Total
	Common	Capital	Stock	Accumulated	Stockholders’
	Shares O/S	Stock	Payable	Deficit	Equity
Balance at 3/31/2015	74,235,284	$37,923,485	$21,117	$(39,618,006)	$(1,673,404)

Stock for exercise of options and warrants	19,000	-	-		-

Stock for Services	398,000	48,440	(4,000)	-	44,440

Stock for cash	120,000	8,400	-		8,400

Stock for RSU’s	692,300	97,845	(10,617)	-	87,228

Conversion of Notes Payable	1,066,006	159,901	-	-	159,901

Option/Warrant Expense	-	8,461	-	-	8,461

Net Loss through 12/31/2015	-	-	-	(612,316)	(612,316)

Balance at 12/31/2015 (unaudited)	76,530,590	$38,246,532	$6,500	$(40,230,322)	$(1,977,290)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(612,316)	(1,123,512)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Debt discount amortization	62,247	331,696
Depreciation and amortization	7,792	19,699
Common stock issued for services	131,668	135,312
Common stock for settlement	-	22,000
Amortization of fair value of stock options	8,461	13,035
Amortization of brain molds	-	2,219
Impairment of Brain Molds	9,119	-
(Gain) on Bad Debt Collection	-	(2,996)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	206,414	162,483
(Increase) decrease in prepaid expenses	58,079	20,873
(Increase) decrease in inventories	(6,005)	(60,319)
(Increase) decrease in other current assets	(18,722)	639
(Increase) decrease in other assets	2,464	862
(Decrease) increase in accounts payable and accrued liabilities	198,935	(375)
Increase (decrease) in deferred revenue	(140,528)	(33,941)
Net Cash Provided (Used) by Operating Activities	(92,392)	(512,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(33,328)
Net Cash Used by Investing Activities	-	(33,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	8,400	-
Proceeds from notes payable	-	20,000
Proceeds from notes payable, related party	-	997,582
Borrowings on debt	285,000	-
Principal payments on debt, Convertible debt	(10,000)	-
Principal payments on debt	(263,350)	(479,466)
Net Cash Used by Financing Activities	20,050	538,116

Net Increase (Decrease) in Cash	(72,342)	(7,537)
Cash at Beginning of Period	130,162	27,860
Cash at End of Period	57,820	20,323

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months Ended
	December 31,
	2015	2014
NON-CASH INVESTING & FINANCING ACTIVITIES
RSU accrued in prior period and issued in current period	12,117	-
Conversion of debt	159,901	696,374
Debt discount	-	50,000
Stock payable accrued in prior period and issued in current period	9,000	2,080

	For the Nine Months Ended
	December 31,
	2015	2014
CASH PAID FOR:
Interest	$16,777	$69,225
Income Taxes	$830	$-

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC

Notes to the Financial Statements

December 31, 2015

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

On March 27, 2000, PCS changed its name from PCS Education Systems, Inc. to PCS Edventures!. com, Inc.

In August 2001, PCS successfully completed a public offering pursuant to an SB-2 Registration Statement and began trading publicly on the OTC Bulletin Board (“OTCBB”).

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

On January 31, 2013, PCS formed a subsidiary called Premiere Science, Inc., incorporated and registered in the State of Idaho. The subsidiary is 100% wholly-owned by the Company and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for this subsidiary during the quarter year ended December 31, 2015.

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

NOTE 2 - UNAUDITED FINANCIAL STATEMENTS

The December 31, 2015, financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com for the fiscal year ended March 31, 2015.

Certain items for March 31, 2015 have been reclassified to conform to presentation in the third quarter ending December 31, 2015.

The operating results for the period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At December 31, 2015, Tatweer Company for Educational Services and STEMfinity accounted for 34.3% and 52.5% of the Company’s accounts receivable, respectively.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	December 31, 2015	March 31, 2015
Prepaid insurance	$19,608	$41,372
Prepaid inventory	13,034	50,057
Prepaid software	2,855	10,406
Prepaid expenses, other	19,128	10,869
Total Prepaid Expenses	$54,625	$112,704

NOTE 6 - FIXED ASSETS

Assets and depreciation for the periods are as follows:

	December 31, 2015	March 31, 2015
Computer/office equipment	$43,320	$43,320
Software	127,355	127,355
A Accumulated depreciation	(152,616)	(144,821)
Total Fixed Assets	$18,059	$25,854

Fixed asset depreciation expense for the nine months ended December 31, 2015 and 2014 was $16,915 and $19,699 respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December 31, 2015	March 31, 2015
Interest payable	$176,966	$68,963
Sales tax payable	276	634
Credit card debt	56,741	31,685
Professional fees: legal, accounting & other	-	1,654
Total accrued expenses	$233,983	$102,936

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2015	March 31, 2015
Short Term Debt

Short Term Convertible Note, Related Party net discount of $0 and $24,063 for period ended December 31, 2015 and March 31, 2015, respectively	$200,000	$175,937
Short Term Note Payable, Related Party, net discount of $0 and $38,184 for period ended December 31, 2015 and March 31, 2015, respectively	1,467,679	1,389,495
Total Short Term Debt	1,667,679	1,565,432

Long Term Debt
Long Term Note Payable	14,171	18,117
Line of Credit	18,452	21,708
Long Term Note Payable, Related Party	111,065	130,540
Long Term Convertible Note	90,696	202,729
Long Term Convertible Note, Related Party	-	34,011
Long Term Debt	234,384	407,105

Less current portion	(149,659)	-

Total Long Term Debt, less current portion	$84,725	$407,105

Long Term Note Payable

On May 1, 2014, the Company entered into a 36 month note payable of $20,000. The note bears interest at 12% per annum. Total interest accrued as of December 31, 2015 was $2,430. The Company has paid $5,829 in principal, leaving a remaining balance at December 31, 2015 of $14,171.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 8.75% per annum. The Company makes variable monthly payments. As of Deccember 31, 2015, the Company has paid $20,598 in principal leaving a balance of $18,452 payable.

Related Party Debt

a. Short term notes payable

On October 21, 2014, the Company executed a Promissory Note with one of our shareholders and board members in the amount of $870,457. The note was partially taken out to finance operations and inventory purchases and was partly a combination of the renewal of other notes with the same lender. It was due on May 31, 2015, was non-convertible, had an interest rate of 10% per annum, was secured by accounts receivable, fixed assets, intellectual property, and our net loss carry forward.

On January 1, 2015, accrued interest through December 31, 2014, was rolled into the principal balance per the terms and conditions of the Promissory Note. On January 1, 2015, the Promissory Note principal balance was $892,679. The balance was due in full on or before May 31, 2015, and was extended to September 30, 2015, under the terms and conditions of the original Promissory Note. On October 1, 2015, the Promissory Note executed on October 21, 2014, went into default. The lender has provided the Company with extensions of due dates for principal and accrued interest of $89,268, until January 31, 2016. This note due date was subsequently extended.

On January 16, 2015, the Company executed a non-convertible Promissory Note with warrants attached, with one of our shareholders and board members, for $400,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU Contract 0006/2017 Work Orders 5, 6, 7, and 8 less Zakat and holdback, to finance operations and inventory purchases. The warrants were valued using the Company’s common stock price on the date of grant, discount rates 0.35%, and volatility approximating 180%. The value of the debt discount is accreted up to the face value of the Promissory Note over the term of the note using the effective interest method. This note was extended to January 31, 2016. The debt discount was calculated as $66,717. The remaining $38,184 of the debt discount was amortized during the quarter ending June 30, 2015. The principal balance at December 31, 2015, was $400,000. The lender has provided the Company with extensions of due dates for principal and accrued interest of $20,164, until January 31, 2016. This note due date was subsequently extended.

On February 17, 2015, the Company executed a Promissory Note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU and accounts receivable on completed contracts, to finance operations and inventory purchases. This note was extended to January 31, 2016. There is no conversion feature associated with this Promissory Note. The lender has provided the Company with an extensions of due dates for principal of $135,000 and accrued interest of $11,544, until January 31, 2016. This note due date was subsequently extended.

On April 20, 2015, the Company executed a Promissory Note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases. This note was extended to January 31, 2016. Principal payments of $95,000 were made by the Company in September 2015, leaving a $40,000 principal balance outstanding on December 31, 2015. There is no conversion feature associated with this Promissory Note. The lender has provided the Company with an extensions of due dates for principal and accrued interest of $7,037, until January 31, 2016. This note due date was subsequently extended.

b. Short term convertible note payable

On October 21, 2014, the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. The debt discount was calculated as $50,000. As of December 31, 2015, the entire debt discount of $50,000 was amortized. The note principal balance net of discount at December 31, 2015 was $200,000. The lender has provided the Company with an extensions of due dates for principal and accrued interest of $23,890, until January 31, 2016. This note due date was subsequently extended.

c. Long term convertible note

In 2011, the Company entered into several convertible Promissory Notes in the aggregate amount of $215,000, including a note in the amount of $34,011 from a related party. The notes are convertible into common stock at a rate of $0.15 per share. The notes bear interest at 10% per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned. On July 13, 2015, the related party holder of the convertible notes of the Company elected to convert their note and accrued interest of $5,963 into 266,492 shares of our common stock. Due to conversion within the terms of the note, no gain of loss was recognized.

d. Long term note payable

On January 13, 2012, the Company entered into two separate Promissory Notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at 9% per annum and were previously due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to the lender’s financial institution. The notes were amended April 1, 2013, and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at 9% per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lender’s financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amounts until the final payment due on April 1, 2020. The Company has paid $19,902 in principal, leaving a balance of $44,298 at December 31, 2015.

On April 18, 2012, the Company entered into a long-term Promissory Note with a person who was then an officer and director of the Company for $25,000, with an interest rate of 7.5% per annum. The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lender’s financial intuition. On December 31, 2015, a total of $3,908 in principal had been paid, resulting in ending principal amount of $21,092.

On April 11, 2014, the Company entered into a 36 month Promissory Note payable of $60,000. The note bears interest at 12% per annum. There is no conversion feature associated with this Promissory Note. The Company has paid $14,356 in principal, leaving a balance of $45,675 at December 31, 2015. Total interest accrued as of December 31, 2015, was $2,208.

Long Term Convertible Note

In 2011, the Company entered into several convertible Promissory Notes in the aggregate amount of $215,000, including a note in the amount of $34,011 from a related party. The notes are convertible into common stock at a rate of $0.15 per share. The notes bear interest at 10% per annum and include attached warrants to purchase two shares of restricted Rule 144 common stock for every dollar loaned. At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at the same rate as the warrants. The notes are secured by that portion or percentage of the Borrower’s Intellectual Property which the principal amount of the note bears to the fair market value of all Intellectual Property of the Borrower. The notes had an original due date of June 29, 2011 but have been amended to extend the expiration dates to April 30, 2016. As of March 31, 2015, the ending principal balance was $226,740 including the related party convertible note balance of $34,011.

On July 13, 2015, the holders of four of the convertible notes of the Company elected to convert those notes into shares of our common stock. The aggregate principal amount of the convertible notes being converted was $136,044. Conversion of the aggregate principal and accrued interest of $23,857 resulted in the issuance of 1,066,006 shares of our common stock. Conversion occurred within the terms of the note, no gain or loss was recognized. As of December 31, 2015, the principal balance of convertible notes payable, to a non-related party, was $90,696. The accrued interest as of December 31, 2015, related to these notes, was $20,425.

NOTE 9 - NOTE RECEIVABLE

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”), proposing a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. JAK has agreed to assume 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable. The Company note receivable in the amount of $50,740, carries an annual interest rate of 3% compounded annually and is to be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. This sale was finalized during the period ending September 30, 2013. On April 14, 2015, JAK informed PCS of the potential closure of LabMentors and an inability to meet its note obligations. LabMentors had made three note payments as of the date of the notification totaling $3,399. The note receivable principal balance at December 31, 2015 was $49,513. The note receivable allowance balance at December 31, 2015 is $49,513.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The lease expired in May 2012. This lease was extended for 13 months beginning June 1, 2012. On December 31, 2013, the Company signed an amendment to the existing contract to reduce the leased square feet to 5,412 for $6,765/ month for 12 months ending December 31, 2014. On February 1, 2015, the Company signed a new lease to reduce the square feet to 3,609 for $4,511/ month for the 12 months ending January 31, 2016. Rent expense for the corporate offices was $13,533 and $20,295 for the quarter ended December 31, 2015 and 2014, and $49,467 and $63,684 for the 9 months ended December 31, 2015 and 2014, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. The Fifth Lease Amendment was entered into for the warehouse space extending the lease period through October 31, 2015. The Company signed a sixth amendment on April 15, 2015, to lease an additional approximately 1400 square foot bay adjacent to the existing leased space. The Company signed a Seventh Lease Amendment on October 28, 2015, leasing the same three bays through April 30, 2016, at the cost of $730 per bay. Rent expense for the warehouse was $6,535 and $2,780 for the quarter ended December 31, 2015 and 2014, and $18,500 and $12,055 for the 9 months ended December 31, 2015 and 2014, respectively, under this lease arrangement.

The Company leased an additional learning lab site in Eagle, Idaho, in Q1 of fiscal year 2015. The lease term is three years for 1,050 square feet for an annual base rent of $16,640 or $1,387 per month, with 3% growth per year.

b. Litigation

Anthony Maher brought suit against PCS in January of 2014, claiming breach of an employment contract, interference with economic expectancy, and fraud. Settlement was agreed in principle during mediation on July 9, 2014, as follows: in exchange for dismissal of the suit, and release of PCS from any liability to Mr. Maher for any and all claims related to Mr. Maher’s employment contract with PCS, PCS issued Mr. Maher 400,000 shares of the common stock of PCS, and paid him $50,000. PCS does not admit the allegations or any other wrongdoing, but would rather settle the matter for a modest amount to avoid the expense of defending it in court. The settlement agreement was executed on July 9, 2014. There are no other lawsuits pending involving PCS.

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action. The Company has engaged legal counsel to represent it in this matter, and it is not presently in a position to determine what, if any, liability it may have for the actions of its employee, or even whether such employee was negligent in any manner.

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

NOTE 11 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the period ended December 31, 2015, the Company expensed $8,461 related to stock options and warrants granted in the current period as well as prior periods.

During the period ended December 31, 2015, a related party one warrant holder exercised 120,000 warrants issued on January 11, 2013, at a price of $.07 for a total of $8,400, resulting in 120,000 shares of “restricted” common stock.

During the period ended December 31, 2015, the CEO exercised 25,000 options earned from an ISO agreement dated July 15, 2012, using the cashless option into 19,000 shares of “restricted” common stock.

During the period ended December 31, 2015, the holders of four convertible notes of the Company elected to convert such notes into shares of common stock. The aggregate principal and interest amount of the convertible notes being converted of $159,901 resulted in the issuance of 1,066,006 shares of common stock. Due to conversion within terms of the note, no gain of loss was recognized.

During the period ended December 31, 2015, the Company authorized 50,000 shares of common stock for services to employee, Robert Grover. The shares were valued based on fair market price on the date of grant, as of December 31, 2015, $5,000 has been accrued in stock payable.

During the period ended December 31, 2015, the Company issued 398,000 shares of common stock for services. The shares were valued based on the fair market price on the date of grant for a total of $48,440.

During the period ended December 31, 2015, the Company issued 692,300 in Restricted Stock Units to its non-management directors. These agreements call for payment of current year director fees via issuance of Restricted Stock Units, required continued service through September 30, 2015, and re-election at the September 25, 2015, annual shareholder meeting. The shares were re-valued based on the fair market price on the date of vesting for a total of $97,846. Prior to the issuance, the Company accrued a total of $81,345 payable in Restricted Stock Units to its non-management directors and $9,000 stock payable to a former director. As a result of re-valuation, the Company recognized an additional compensation expense of $7,500. During the same period, the Company accrued $1,500 payable in Restricted Stock Units to its non-management director. Each restricted stock unit is valued at $0.04, based on the closing price of the Company’s common stock at the date of grant. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period ending September 30, 2016, and reelection at the next annual shareholder meeting.

Murali Ranganathan, Britt Ide, Paula LuPriore, and K. Sue Redman resigned from the board between November 1, 2015, to December 10, 2015, forfeiting $10,260. This amount was removed from Restricted Stock Units payable.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of December 31, 2015, there are no preferred shares issued or outstanding.

NOTE 12 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three month periods ended December 31, 2015 and 2014, are based on 76,134,002 and 72,855,781, respectively, of weighted average common shares outstanding.

Basic and diluted net loss per common share for the nine month periods ended December 31, 2015 and 2014, are based on 75,247,919 and 64,850,290, respectively, of weighted average common shares outstanding.

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested

Balance as of March 31, 2015	29,856,655	16,144,450	9,722,210	3,989,995	3,634,995	355,000
Warrants	—	—	—	—	—	—
Common Stock Options	575,000	487,782	165,000	(77,782)	(2,782)	(75,000)
Balance as of December 31, 2015	30,431,655	16,632,232	9,887,210	3,912,213	3,632,213	280,000

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

January 1, 2014, the Company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employees. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three year period and are exercisable at a range of $.05 to $0.06 per share, which represented the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2015, $12,278 of the total value was expensed. $1,473 was expensed in the three months ending December 31, 2015.

February 1, 2014, the Company granted 40,000 incentive options to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,701. The options vest over a three-year period and are exercisable at $.04 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2015, $2,731 of the total value was expensed. $341 was expensed in the three months ending December 31, 2015.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009, through date of issue. A risk free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175. The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2015, the entire value of the options was expensed.

On November 18, 2015, the Company granted 200,000 stock options to an officer, Robert Grover. The expected volatility rate of 186.52% calculated using the Company stock price over the period beginning November 17, 2015, through date of issue. A risk free interest rate of 0.80 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $14,659. The options vest over a three year period and are exercisable at $0.09 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. For the period ending December 31, 2015, $1,757 of the option value was expensed.

On July 30, 2015, 120,000 common stock warrants were exercised at a price of $.07 per share for a total of $8,400, resulting in the issuance of 120,000 shares of “restricted” common stock.

NOTE 14 - SUBSEQUENT EVENTS

On January 28, 2016, Mr. Hackett, the holder of these Promissory Notes, approved a Note Extension Agreement extending the due dates of the specific Promissory Notes detailed in the Note Table below:

Note Table

Note Holder	Original Principal Balance	Principal 11/30/15	Origination Date	Original Due Date	Amended Due Date	Interest Rate
Todd Hackett	$870,457	$892,679	10/21/14	05/31/15	2/29/2016	10%
Todd Hackett	$400,000	$400,000	01/16/15	06/30/15	2/29/2016	10%
Todd Hackett	$135,000	$135,000	2/17 & 3/5/15	06/30/15	2/29/2016	10%
Todd Hackett	$135,000	$40,000	04/20/15	06/30/15	2/29/2016	10%
Todd Hackett	$200,000	$200,000	10/21/2014	10/22/15	2/29/2016	10%

On February 6, 2016, the Company entered into at 10% Promissory Note with a current board member, CEO and shareholder, Todd Hackett in the amount of $100,000, secured by accounts receivable and NOL carry forward to finance operations and inventory purchases, due February 29, 2016.

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

Plan of Operation

PCS sells into the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; (2) a unique PCS learning methodology – an adaptive (customizes to individual learners), experiential (hands-on in nature), learning framework that can be monetized in a number of ways, with what we believe is an approach to educational assessment and incentivizing students for the future, and PCS is an innovative leader in this area; (3) PCS has developed an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics and engineering and coding; and (4) PCS entered the B2C space with a retail product launch this year and also has a working model for experiential learning labs operational. With a plan to expand higher margin digital delivery products, PCS is now in the development stage of a unique, subscription-based online learning system that can be licensed to schools or non-profit organizations, as well as be used in the home environment. Phase one of this online learning platform, called EdApp, was launched in Q3 with a product called EdApp Droneology. Phase two is in the functional design stage and is planned to be developed and deployed in Q4. PCS expertise in the area of Drone technology evolved over the course of 12 months in 2015 as we developed a drone curriculum, technical expertise, and a supply chain partner supplying drone solutions. We believe the Drone market to be highly viable for rapid growth of our retail product strategy. In addition, the drone technology we are working on aligns strongly with our STEM robotics product roadmap.

As we approach FY2017, our strategy is growth and profitability driven seeking to optimize and streamline operations while aggressively moving our digital learning and robotics product strategy forward. A continued underlying principle will be the building of services and products with recurring revenue traits such as online licensing. Tactically, we will focus on improving product quality, improving our delivery and support infrastructure to accommodate larger scale delivery, improving our sales infrastructure, and building our new, higher margin digital products to add to our lineup of STEM products and services. We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales. We will also continue to fulfill existing and capture new STEM contracts on International projects where these make sense. We will continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content in FY2017; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3 annual revenues to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments. We are actively pursuing an expansion strategy for retail and STEM education that involves Drone technology.

Results of Operations

For the nine-month period ended December 31, 2015, the Company reported a net loss of ($612,316) as compared to a net loss of ($1,123,512) for the nine-month period ended December 31, 2014. The significant reduction in net loss was predominantly due to the reduction of interest expense year over year of $253,410. The nine month period ending net loss December 31, 2014 included $301,131 in debt discount amortized on July 21, 2014 as a result of $646,500 in notes payable conversion into 18,455,666 common stock shares. The remaining reduction in loss was due to a improvement in gross margin due to sales mix and reduction in employee expenses over last year. The Basic Loss per Share for nine-month period ended December 31, 2015, is ($0.01), which varies from the ($0.02) loss per share for the nine-month period ended December 31, 2014.

Revenues for the nine month period ended December 31, 2015 decreased $193,707 to $2,145,719 as compared to revenue during the nine month period ended December 31, 2014 of $2,339,426. This was primarily due to the timing of acceptance of deliverables by our client in Saudi Arabia. Although contracted materials were delivered, the lack of official receiving notes from the client preclude this revenue in this quarterly report. We believe acceptance of these items to be imminent and will be reported in Q4.

Cost of Sales for the nine month period ended December 31, 2015 decreased $349,579 to $953,448 (27%) as compared to cost of sales during the nine month period ended December 31, 2014 of 1,303,027. Gross margin was improved in the top three revenue catagories of Domestic, Learning Centers, and International through a combination of sales mix and bill of materials and freight cost reduction.

Operating expenses for the nine-month period ended December 31, 2015, decreased by $108,098 (6%) to $1,587,786 compared to $1,695,884 for the nine-month period ended December 31, 2014. The majority of savings stemming from employee expenses.

For the three months ended December 31, 2015, the Company reported the net loss for the quarter was ($411,634) as compared to a net loss of ($35,369) for the quarter ended December 31, 2014. The Basic Loss per Share for the quarter ended December 31, 2015, is ($0.01), compared to the ($0.00) loss per share for the three month period ended December 31, 2014. The increased loss per share is the result of the decreased revenues not covering operations overhead.

Revenue for the three months ended December 31, 2015 decreased by $452,628 (58%) to $329,694, as compared to revenue during the quarter ended December 31, 2014 of $782,322. The significant difference in revenue from period to period is due to the large contract received in FY2015 from Saudi Arabia and the non-reportable revenue for Q3 related to the current Saudi contract

Operating expenses for the three month period ended December 31, 2015, increased by $23,214 (5%) to $521,863, as compared to $498,649 for the three month period ended December 31, 2014.

Liquidity

Cash used by operations for Q3 was ($92,392) compared to cash used by operations for Q3 ($512,325) in the same period last year. The Company ended the third quarter of FY 2016 with $57,820 in cash, total current assets of $544,707 and total current liabilities of $2,463,427, resulting in a working capital deficit of $1,918,720 compared to a working capital deficit of $1,402,547 for the year ended March 31, 2015.

Cash used in financing activities FY 2016 to December 31, 2015, was $263,350 in short term debt repayments. For financing activities through December 31, 2014, management obtained $538,116 in cash for operations and working capital by issuing Promissory Notes.

The Company had a current ratio at December 31, 2015, and March 31, 2015, of .22 and .39, respectively. PCS Edventures!.com, Inc. does not possess enough current assets to pay current liabilities. The majority of the current liabilities relate to notes payable to one of its shareholders and board members. This lender has on numerous occasions provided the Company with extensions of due dates for principal and accrued interest. The most recent grant extended the due date until February 29, 2015 for these notes. The Company is continuing to pursue raising capital to pay these obligations. There is no guarantee that this lender will continue to provide extensions for payments and the Company cannot predict that it will be successful in obtaining funding or generating cash in order to pay the lender. The Company has an accumulated deficit of ($40,230,322) and shareholders’ equity (deficit) of ($1,977,290).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer, Executive Vice President and Vice President/Controller, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015. Based on this evaluation, the Chief Executive Officer and Executive Vice President, as co-principal executive officers, and Vice President/Controller acting as principal financial officer, concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Chief Executive Officer, Executive Vice President, and Vice President/Controller, as appropriate to allow timely decisions regarding required disclosure, were effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are no material weaknesses in our disclosure controls and procedures and they were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer and Executive Vice President, as co-principal executive officers, and Vice President/Controller acting as principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the Chief Executive Officer and Executive Vice President, as co-principal executive officers, and Vice President/Controller acting as principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2015. Based on this evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not comprehensive. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

October 13, 2015, PCS filed a Summons and Complaint against Ty Jacobsen (Ada County Case No. CV OC 1517581) in the Idaho Fourth Judicial District Court.

The parties to the suit are PCS Edventures!,com Inc., plaintiff, v. Ty Jacobsen d/b/a Jacobsen Enterprises, defendant. Our claims primarily involve defamation, breach of contract and injunctive relief. Through the Complaint, PCS alleges Jacobsen violated the terms of his Consulting Agreement, which included a non-disparagement agreement, by publishing false and defamatory material in a Facebook forum and on his Twitter feed, along with making defamatory statements to other PCS investors or potential investors.

Through the Complaint, PCS seeks both injunctive relief enjoining Jacobsen from further defamation, and damages for previous defamatory statements and violation of the Consulting Agreement.

Item 2. Recent Sale of Unregistered Securities.

Security issuances occurred during the quarter ended December 31, 2015.

Name of Person or Group	Shares	Consideration
*Consultants	198,000	$26,440
*Board of Directors	692,300	97,845
	890,300	$124,285

* Issued as “Restricted Securities” under our 2009 Equity Incentive Plan; the shares issuable thereunder are registered on Form S-8 of the SEC.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.

31.2	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.

31.3	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal financial officer. Filed herewith.

32.1	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.3	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal financial officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.PRE.	XBRL Taxonomy Extension Presentation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	February 11, 2016	By:	/s/ Todd R. Hackett
Todd R. Hackett
CEO

Dated:	February 11, 2016	By:	/s/ Robert O. Grover
Robert O. Grover
Executive Vice President

Dated:	February 11, 2016	By:	/s/ Russelee V. Horsburgh
Russelee V. Horsburgh
Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

