Form 10-K
period 2016-03-31
PCS EDVENTURES COM INC
filed 2016-06-22
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

The aggregate market value of $7,659,489 computed as the voting and non-voting common stock held by non-affiliates of 51,063,258 shares, computed by reference to the price of $0.15 as of the last business day of the Registrant’s most recently completed second quarter closing bid price of our common stock on the OTC Markets Group, Inc. QB as of September 30, 2015.

Outstanding Shares

As of June 20, 2016, the Registrant had 82,280,682 outstanding shares of common stock.

Documents Incorporated by Reference

Certain material agreements and other documents or announcements referenced herein, including our charter documents and Code of Ethics, are described under our Current Reports on Form 8-K (or other reports and registration statements) referenced in Part IV, Item 15, below, and each of which can be accessed in the Edgar Archives of the Securities and Exchange Commission (the “SEC”) at www.sec.gov for further information about such agreements, documents or announcements. You are encouraged to consider these referenced agreements, documents or announcements in reviewing our Annual Report on Form 10-K (the “Annual Report”). Capitalized terms not defined herein shall have the meanings ascribed to them in the referenced agreements or documents.

PART I

Item 1. Business.

PCS Edventures!.com, Inc. (the “Company”, “PCS”, “we”, “our”, “us” or similar words) was incorporated in 1994, in the State of Idaho. We acquired PCS LabMentors, Ltd. (“PCS LabMentors”), which was based in Fredericton, New Brunswick, Canada, which became a wholly-owned subsidiary that we sold in September, 2013. In January, 2013, we formed Premiere Science, Inc. (“Premiere Science”) in the State of Idaho as a wholly-owned subsidiary. In February of 2016 we executed an asset purchase of Thrust UAV LLC, an Idaho based limited liability corporation specializing in aerial robotics (drone) technology, the purpose of which is to strengthen our internal technology capabilities, expand our STEM product offerings, and open up market opportunities outside of the K12 education space.

PCS specializes in experiential, hands-on, K12 education and drone technology. PCS has extensive experience and intellectual property (IP) that includes robotics software, hardware, product designs, and K12 content, as well as sophisticated turn-key lab packages that teach topics of science, technology, engineering, and math (STEM).

PCS educational solutions are implemented through the development, marketing, and distribution of educational products and services that target the PreK-12 market and are marketed through reseller channels, direct sales efforts, and through STEM Learning Centers called Edventures! Labs. Our Thrust UAV drone division is building a distribution and reseller network for the sale of our retail drone products.

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

The drone market is rapidly expanding and includes a number of niche markets ranging from aerial photography and videography to security and drone racing. Thrust UAV specializes in drone racing technology and associated technology spinoffs that are applied in other sectors.

Recent Developments.

The following are business developments during our fiscal year ended March 31, 2016:

Management and Board of Director Changes

Todd R. Hackett, the sole member of our Board of Directors, our major stockholder, and who has been a primary source of funding for our business operations, was appointed by the Board of Directors to the role of CEO on December 14, 2015.

Robert O. Grover was appointed Executive Vice President and relieved of his Board of Director responsibilities by the Board of Directors in November of 2015. Russelee Horsburgh, our Controller, was appointed to PCS Vice President and Treasurer by our Board of Directors in February of 2015 and is acting as Principal Financial Officer.

Britt Ide, joined our Board of Directors in January, 2014, and was appointed to Chair of our Board of Directors in Q4 of FY2015. Ms. Ide resigned from the Board of Directors on November 1, 2015. There were no disagreements between the Company and Ms. Ide regarding her resignation.

Murali Ranganathan, Paula Lupiore, and K. Sue Redman resigned from the Board of Directors in December, 2015. There were no disagreements between the Company and Mr. Ranganathan, Ms. Lupriore, or Ms. Redman regarding their resignation.

Other Activities

●	In January, 2016, we extended our current Director & Officer insurance with no change in terms or conditions for a four month period. D&O Insurance was not renewed after the four month period and a 12 month run-off option was subsequently elected on May 26, 2016. Run-off coverage is synonymous with tail coverage briefly defined as a provision found within a claims-made policy that permits an insured to report claims that are made against the insured after a policy has expired or been canceled, if the wrongful act that gave rise to the claim was during the expired/cancelled policy. Tail coverage requires that the insured pay additional premium.

●	We continued to explore potential partnerships during FY2016, seeking opportunities and values that would strengthen PCS Edventures! and advance shareholder value through improved sales and marketing, development, and/or operational efficiency. PCS signed a distribution agreement with School Specialty, Inc., a large school supply company with penetration in major school districts around the country to this end in July of 2015. Catalog distribution by School Specialty commenced in January of 2016 and initial sales from their sales network began to arrive in Q4. STEMfinity, another reseller, continues to grow in sales and delivered over $500,000 in sales for FY2016, the Company continues to work with both these channels and is seeking others to develop additional revenue streams.

●	We continued to grow our long-term relationship with Catapult Learning, formerly Edison Schools’ Newton Learning Summer Adventures, providing additional customized learning labs for their summer programs, as well as supplying them with materials authored and developed in current and previous years. The Catapult Learning program has been the source of well over $2.5 M in revenue since the inception of our relationship with them; Catapult Learning generated over $560,000 in sales in Q4 FY2016. These specialty programs, developed by PCS, range from primary stage camps in life science and biology to high school age activities in engineering, electronics, and robotics. Development, packaging, fulfillment, and support were further streamlined this year to improve efficiency and the overall customer experience.

●	We have continued our work with T4EDU, a Saudi entity charged with managing education reform activities defined by the Saudi Ministry of Education, to bid on contracts for additional STEM consulting and development services related to the design, production and implementation of a nationwide network of science centers in Saudi Arabia, as part of the King Abdullah Education Initiative. We announced a contract with T4EDU in September of 2013 for the development and delivery of up to $660K in STEM Outreach programs. We announced a contract with T4EDU in January of 2014 for a $133K training contract related to Science Center programs and fulfilled the training in February of 2014. We completed a $1MM contract with T4EDU in March 2016 for the design and production of a STEM learning framework and associated curriculum. In November of 2015 and January of 2016 our subsidiary, Premiere Science, received approximately $150K in supply orders for outfitting science center labs in Saudi Arabia.

●	Our relationship with Creya Learning of India continues to evolve as they expand their network of installed sites in India. Creya Learning licenses PCS STEM programs and installs them into private schools, charging schools a per-seat fee for each student that attends the STEM lab on a weekly basis. PCS also utilized Creya educational development resources in the fulfillment of part of the recent Saudi Arabian curriculum project.

●	In the summer of 2012, PCS launched and managed a pilot program for a new Learning Center model in partnership with Sage International Charter School in Boise. The program successfully accomplished a number of things, including: the creation of a learning framework model for the future; established an effective lab and system design; implemented an annual learning and event calendar; tested and established a successful holiday and retail product test market; and recruited and trained a strong core staff. The center was successfully used as a sales tool for generating institutional sales for PCS; a number of parent testimonials were accumulated on the benefits of the program; and a number of sales and marketing strategies and tactics were identified. In May, 2013, PCS migrated the pilot program to a lab adjacent to its corporate offices at 345 Bobwhite Ct. Ste. 200 Boise, Idaho and began to ramp the operation for scaling. In March, 2014 PCS secured funding for opening its second facility in Eagle, Idaho, which opened and was operational as of June, 2014. Both facilities are actively operating as revenue generating programs and serving as R&D test beds for new curriculum programs.

●	On July 23, 2015, the Board of Directors resolved that the name of the Company be changed to PCS Edventures!, Inc. No amendment to the Company’s Articles of Incorporation has yet been filed, though it is anticipated that following the assignment of a new Cusip Number and the required filing with the Financial Industry Regulatory Authority, that this name change will become effective.

●	In November 2015, PCS launched its first digital learning title, Droneology. The digital learning platform upon which it is built is intended to serve as the platform for distributing a variety of PCS Edventures content ranging from sales training material to content for licensing to schools and afterschool programs.

●	In Q4, FY2016, PCS executed an Asset Purchase Agreement with Thrust UAV.

Strategy.

PCS holds a unique position in the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; (2) a unique PCS learning methodology —an adaptive (customizes to individual learners), experiential (hands-on in nature), learning framework that can be monetized in a number of ways, with what we believe is an approach to educational assessment and incentivizing students for the future, and PCS is an innovative leader in this area; (3) PCS has developed an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics and engineering and coding; (4) PCS has established itself as a prime STEM provider in the Kingdom of Saudi Arabia and is increasing our revenues from the Kingdom; and (5) PCS entered the B2C space with a retail product line now comprised of four products, and also has an operational working model for experiential learning labs. With a plan to expand higher margin digital delivery products, PCS is now in the development stage of a unique, subscription-based online learning system that can be licensed to schools or non-profit organizations, as well as be used in the home environment.

As we enter FY2017, our strategy is profitability-driven seeking to optimize and streamline operations while moving our digital learning and robotics product strategy forward. A continued underlying principle will be the building of services and products with recurring revenue traits such as online licensing. Tactically we will focus on improving product quality, improving our delivery and support infrastructure to accommodate a larger scale, improving our sales infrastructure, and building our new, higher margin digital products to add to our lineup of STEM products and services. We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten the sales processes for our domestic STEM sales. We will continue to fulfill existing and capture new STEM contracts with the Kingdom of Saudi Arabia. Additionally, we will also continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content in FY2016; (2) revenue generation through our afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from our STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in annual Q3 revenues, to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments.

Our Thrust UAV business unit will provide technology and products for both the STEM education side of the business as well as the retail drone side of the business. The asset purchase of Thrust UAV LLC in February has established the foundation for developing advanced robotics technology, improving internal capabilities for support and R&D, expanded the opportunities for STEM programs using drone technology, and opened up the potential for additional markets.

Foreign Currency Exchange Rate Risk.

We promote many of our products in the international market, and as a result, our statement of cash flows and operating results could be affected by changes in foreign currency exchange rates or weak economies of foreign countries.

Backlog.

Our unearned revenue was $49,778 at March 31, 2016. At the end of fiscal year 2016, the entire amount of unearned revenue is expected to be earned during FY2017. Of the total listed in unearned revenue at March 31, 2016, $41,028 is for orders prepaid by customers, and $8,750 are advanced license fees resulting from our agreement with Creya Learning of India. PCS, as part of our agreement with Creya Learning, will receive ongoing royalties on the tuition charged by Creya Learning to students attending PCS based programs and royalties will be amortized as earned. Each quarter, the license fees are amortized according to the length of the subscription/license.

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

Principal Products or Services and Their Markets.

PCS Edventures! operations divide into different business groups and address different markets as such. PCS STEM products address the K12 STEM education market; PCS EdventuresLab products and services address the K12 home learning market; and Thrust UAV addresses a retail/consumer market focused on drone racing.

The primary goal of the PCS STEM products and services we develop is to bring engaging, effective learning experiences to K12 students, experiences that can help them be successful in the 21st century workplace. We do this through the delivery of innovative products that make teaching STEM easier for educators and program facilitators. To this end, we have developed and are currently marketing a number of innovative technology-based educational programs for the pre-kindergarten through university (“PreK-12”) classroom market, the K-12 afterschool market, the private learning center market, and the home school market. Separately, and in combination, these lab products present a platform for delivering educational services and support, and create a virtual community of learners and parents on the web. It is our intent that as this community grows, it becomes an education portal through which additional PCS programs and services can be deployed.

We believe that education programs of our type are not currently available from any other source and present a unique opportunity for sales and marketing to specific segments of the education industry. We believe that the education programs of PCS deliver a unique, proven learning experience that:

●	Provides students with exciting and relevant activities that brings curriculum to life;

●	Develops essential critical thinking and problem-solving skills;

●	Prepares students for real-world career demands; and

●	Builds a strong foundation in technical literacy.

Customers currently use our products to:

●	Uniquely motivate students by engaging them in their own learning;

●	Provide opportunities for students to pursue their own interests and questions and make decisions about how they will find answers and solve problems;

●	Make learning relevant and useful to students by establishing connections to life outside the classroom, addressing real world concerns, and developing real world skills that are desired by today’s employers, including the ability to work well with others, make thoughtful decisions, take initiative, and solve complex problems;

●	Provide opportunities for teachers to build relationships with each other and with those in the larger community through sharing with other teachers, parents, mentors, and the business community who all have a stake in the student’s education;

●	Provide exciting, hands-on, inquiry-based instruction that is driven by the major standards movements in the United States including Common Core and Next Generation Science Standards.

●	Help increase test scores and understanding in STEM standards;

●	Infuse engaging, technology-based methods and practices into the traditional classroom;

●	Teach concepts from mechanical, electrical, structural, and software engineering as well as mechatronics and robotics; and

●	Challenge students through promoting critical thinking, creativity, and problem solving techniques;

The products and programs we are currently marketing are applicable and useful to a variety of educational market segments. These product lines have been designed to stand-alone as well as integrate with one another to create contiguous, systemic solutions:

PCS Edventures! Labs

PCS originally operated experiential learning centers throughout the Western United States. Founded by a rural school teacher with a remarkable vision for providing students with hands-on, meaningful learning experiences, these centers were the origin of the learning philosophy and methodology embedded in all PCS products, curriculum, and services. PCS left the brick and mortar learning center business in the late 1990s to pursue the development of experiential curriculum and institutional products.

Today, the experience of PCS in hands-on STEM learning and learning centers, combined with its collective expertise and intellectual property in STEM, adaptive learning frameworks and robotics provide the infrastructure to create a high energy, effective STEM learning environment that serves as the basis for an expanded PCS business model. This new business model aligns with major drivers and megatrends in the industry and positions PCS to become a global leader in a unique learning category —adaptive, blended, STEM education.

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

PCS BrickLabTM

The PCS BrickLabTM is a remarkably effective system of building blocks combined with PCS curriculum resources that addresses technology, math, construction engineering, communication, and science principles at the early primary grades. Simple to use, manage, and teach, it is an engaging and effective tool for hands-on STEM education. PCS currently has over twenty curriculum titles that support the PCS BrickLab manipulative package addressing needs for students in the elementary and afterschool setting. PCS updated the product design and improved production methods in FY2016, and also reconfigured the packaging and product design for BrickLAB at the end of Q4. The Company believes this new configuration will contribute to increased BrickLAB sales going forward.

PCS Digital Media Labs

Designed for today’s “digital native” youth, PCS Digital Media Labs transform educational settings into technology-driven environments that use digital photography, video, and podcasting to make daily lesson plans more engaging. The curriculum is aligned with technology standards from the International Society for Technology Education (“ISTE”) and the International Technology Education Association (“ITEA”). Each Digital Media Lab contains hands-on lesson plans, a hard cover mobile case, digital cameras, camcorders or voice recorders, accessories, and a teacher guide. It is currently available in Elementary and Secondary versions for classrooms and afterschool programs. This program was upgraded in FY2016 and migrated its media tools towards tablet platforms.

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

PCS Robotics™

The PCS Edventures Robotics system is comprised of The Brain, a highly versatile micro-controller and the Cortex, an engaging and easy-to-use programming environment that makes programming fun. This system provides a naturally enabling platform for engaging students in a variety of areas including computer programming, physics, math, and other topics. PCS Robotics products range from full-scale robotics lab implementations to its RiQTM robot kit designed for home users. PCS has specifically developed two curriculum models to accommodate instruction in both informal (afterschool) and formal (classroom) learning environments. Industry research from the International Federation of Robotics reports 1.2MM entertainment and hobby robotics units sold in 2013, with over 7.5MM projected from 2014 to 2017. The PCS Robotics system targets this market opportunity. The PCS Robotics line is progressing well, now a featured product by Frey Scientific, a division of School Specialty, and is being presented to districts around the country as an exciting way to bring STEM subjects to life. The product roadmap for the line includes expanding it to utilize cloud based user management, licensing, and to migrate it to support additional platforms. It currently supports Apple, Windows, Android, and IOS products and the development team is now evaluating ChromeOS to provide a solution to the thousands of schools adopting Chromebooks.

PCS Discover STEM Lab

The PCS Discover STEM Lab is a modular, easy to present program that provides activities for afterschool facilitators in the areas of STEM. Modules include hands-on activities that utilize PCS robotics, engineering, digital media, applied math activities and more. This cost-effective lab is the perfect fit into any afterschool program, and has been a great addition to our afterschool product line. This product, a steady performer for the Company STEM lineup, was expanded in FY2016 to include a grade 3-4 option in addition to the highly popular 5-6 package.

PCS Summer Camps

PCS offers a variety of summer camp packages that provide a complete, turnkey summer camp solution for schools and afterschool programs. Titles range from Farm to Table to Renewable Energy to the Physics of the Ninja and are popular for many organizations seeking a comprehensive curriculum and materials solutions for summer activities. PCS sold over $1MM in summer camp products in FY2016 and invested considerable time and energy into improving and expanding the product line with additional titles, more streamlined packaging and fulfillment options, and improved presentation and graphics for educators.

Thrust-UAV and the Drone Marketspace

PCS Edventures entered the drone tech space in late 2014 as we developed curriculum for advanced robotics for a Saudi Arabia curriculum development project. During this project, 4 units of curriculum for the high school capstone experience were developed focusing on APM controller technology, autonomous waypoint planning, RF technology, battery technology, alternative energy, and other topics. Drones are a rich source of STEM content such as the programming and electronics of the control systems, flight dynamics, and even materials science as applied to the frame of the drone (carbon fiber for example).

PCS Edventures developed a relationship with Thrust UAV, a local business focused on drone technology that designed and sold components and frames to the drone FPV (first person view) hobby segment in which enthusiasts don goggles and “see” the drone’s eye view as a pilot while flying at 30-100mph. PCS became familiar with the technology and market dynamics by spending time with EJ Duarte, the owner and innovator of Thrust products. During this time the Company research indicated that the FPV racing is a rapid growth market with major sports league level sponsorships evolving rapidly. Miami Dolphins owner Stephen Ross invested $1MM in August of 2015 to found a drone racing league for example which launched with great media fanfare in January of 2016. March 2016 marked the Dubai Grand Prix in which FPV drone racers competed for a $1MM prize purse and PCS was there with an FPV team. The growth and excitement in the FPV racing industry is a strong indicator to PCS Edventures that we are in the right place at the right time with our entry into this market. The strong connections to STEM education make this a natural fit for the education market also.

Strategically and operationally there are a number of strong synergies between Thrust UAV and PCS Edventures. STEM education is a natural fit as the Company discovered when developing advanced robotics curriculum in 2015. In addition to the rich educational environment it provides, it is also a natural complement to the Company marketing strategy. Robotics competitions in schools are one of the single largest drivers of educational robotic product sales in the country. The thrill of FPV racing coupled with STEM education is a natural way to drive interest in STEM fields and build a STEM pipeline of technically literate students in the United States. Imagine a nationwide league of drone racing teams in our schools, and our students as excited to study electronics, engineering, and flight dynamics as they are to play football.

Thrust UAV Products

Thrust UAV is presently focusing on the launch of the Riot, its flagship racing drone product, and a slightly modified version that will be targeting STEM applications. Longer term, the Company anticipates additional product R&D and product releases for both racing applications and STEM applications.

In addition to core products from the Thrust UAV group, the technology developed for FPV racing and drone control systems has wide application to other fields and products. In Q4 FY2016, shortly after the announcement of the Thrust UAV asset purchase, the Company announced two separate contract development projects from the Thrust UAV group: 1) a wireless video solution for a large corporate client; and 2) a contract for the design and production of a retail electronics device for Drones, Etc., a Salt Lake City based company with extensive sales in the drone space. Both of these projects are progressing and the Company anticipates successful deployments of both solutions bringing revenue and shareholder value to the Company.

PCS Designated Markets

The educational market represents significant business opportunities in the US. There are multiple segments within the educational market that can benefit from our products and services. PCS has developed sales and marketing strategies to position the Company and its products to meet the needs of specific segments in the education market as follows:

●	Edventures! Lab programs and products targeting home use (families and homeschoolers).

●	K6 Programs for the elementary classroom.

●	Tech Ed Programs for grades 6-12.

●	Afterschool Programs seeing informal and non-formal science programs.

●	K-12 STEM solutions for the international market.

Marketing and Other Agreements.

(i) In June, 2011, we entered into a licensing agreement with Kindle Education, now Creya Learning, for the country of India, and have provided support, curriculum, and training for their experiential learning programs.

(ii) In April, 2012, we entered into a distribution agreement with STEMfinity, an online source for a variety of STEM products. STEMfinity has proven to be a reliable source of orders with sales over $35,000 FY2013, sales of $209,000 during FY2014, sales of $434,410 during FY2015, and sales of $502,641 during FY2016. We have a close relationship with STEMfinity and anticipate these sales numbers to continue to grow.

(iii) In January, 2014 we entered into a reseller agreement with Priority Education Solutions of Vero Beach, Florida, directed by Jim Hagadorn, focusing on the Florida region.

(iv) In July of 2015, we entered into a reseller agreement with School Specialty, Inc. of Wisconsin, a publicly traded educational supply company with a well established network of sales representatives throughout the country, multiple catalog channels that range from early childhood to high school science, and two major distribution centers located in NH and NV to support the West and East regions of the US. The Company feels confident this relationship will be a positive one and provide us access to major school districts around the country. Initial sales from this relationship began in Q4 FY2016 and we anticipate continued growth as PCS product awareness increases across the sales staff and their client base.

(v) In February of 2016 we announced a contract project with Drones, Etc. for the design and production of a retail electronics device. Drones, Etc. is a Salt Lake City based company with extensive sales in the drone space and now working on larger retail channels for their product lines that are moving outside of the drone space. The initial contract was for the design and production of 25,000 units of the planned device representing $825,000 in revenue to the Company in FY2017.

(vi) In March of 2016, the Company announced a $48,000 pilot project with a large corporate client for a wireless video solution to be applied in a heavy industrial environment. The project is underway with the first round of pilot testing concluded by end of Q4 FY2016. Client information and more details on the product are being withheld due to confidentiality. More information will be released upon conclusion of the pilot phase of the project anticipated to be in Q1 or Q2 of FY2017.

(vii) In April of 2016 the Company announced a non-exclusive distribution agreement with Unmanned Aerial Systems from the UK focusing on markets in the UK, Europe, and the Middle East.

Distribution Methods of the Products or Services.

The majority of our products are consolidated or built in our warehouse facility then shipped to customers. There are several vendors we work with that drop ship product for us.

Status of any Publicly Announced New Product or Service.

PCS continues to strengthen and develop the core line of STEM products and services. During the course of FY2016, PCS:

●	Developed six new summer camp programs for Catapult (formerly Newton Learning).

●	In partnership with Curious Media, collaboratively continued the development and advancement of both the 3DIC engineering title and the PCS Robotics system.

●	Developed and delivered a full 20 title STEM curriculum and learning framework to the Kingdom of Saudi Arabia supporting a nationwide STEM initiative there and concluded the project in November of 2015 with a hands-on training in Jeddah focusing on the hands-on application of the system in their Science Center Network.

●	Developed and deployed Droneology, our first digital learning title supporting drone education and establishing a digital learning framework for all of our STEM content and training systems.

●	Developed and deployed our new curriculum format, LABCards, that makes teaching complex STEM education topics much more approachable for educators. This curriculum format also prepares our curriculum and topics for migration into a digital platform for widespread licensing.

●	Acquired Thrust UAV and developed the underlying technology required for launching a manufactured, mass market FPV racing drone.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition.

The education industry is highly competitive, fragmented, and is rapidly evolving around the STEM disciplines. We expect the industry to continue to undergo significant and rapid technology change. Nationwide economic difficulties continue to cause budget deficits, teacher layoffs, and program reductions, all of which may impede industry growth.

Competitors in the STEM marketplace include a variety of publishers, technical education companies and non-profit solutions; providers including VEX, Pitsco, LabVolt, Pasco, LEGO® Education, McGraw Hill and Project Lead the Way. These companies, along with new entrants into the market may develop products and services and technologies superior to our products that may result in our products and services becoming less competitive. Many of the companies that are established or are entering the market have substantially greater financial, manufacturing, marketing, technical resources, and established historical channels than we have and represent significant long-term competition. To the extent that these companies may offer comparable products and services at lower prices or higher quality and more cost effective, our business could be adversely affected.

Competition in the FPV drone racing market is rapidly expanding with a number of Chinese companies delivering FPV racing solutions at low costs. The Company perceives this as advantageous as these low cost racing solutions are affordable for getting new customers into the marketplace. Once customers become familiar with the sport, the Company feels they will be engaged to upgrade to a professional racing drone with US manufactured quality such as the Riot. This is a key aspect to our competitive strategy in the FPV racing market.

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

Deep expertise in FPV Drone Racing —With the acquisition of Thrust UAV, PCS hired several key employees who have been actively participating in the FPV drone racing industry for two years. The combination of racing experience and hands on engineering expertise has created what the Company perceives to be a very strong competitive advantage over other competitors without the industry expertise.

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

Thrust UAV is developing a supply chain for electronic components and PCB production. The Company is aggressively pursuing strong supply chain partners in a very competitive space.

Dependence on One or a Few Major Customers.

In general, our STEM customer base is growing rapidly and will reduce dependence on what are emerging to be our major customers; however the following three are important to recognize: (1) Catapult Learning, formerly Edison Schools’ Newton Learning, is a significant customer, receiving orders of approximately $833,000 in FY2016; (2) STEMfinity, a PCS reseller, has been growing steadily with orders of approximately $502,000 in FY2016; and (3) Tatweer Holding Company (THC) is a Riyadh based, government-owned company dedicated to education development in the Kingdom of Saudi Arabia. PCS generated approximately $833,000 in revenue with THC in FY2016.

The Thrust UAV business model is pursuing a distribution model that will secure a small number of distributors who will manage the distribution of product to many resellers. At this time, the Company has one distribution agreement in place, with Unmanned Aerial Systems (UAS) of the UK.

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

PCS holds common law rights on numerous trademarks used in its business.

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

Research and Development Costs.

PCS Edventures has research and development costs of $311,497 in FY 2015 and $258,400 in FY 2016.

Cost and Effects of Compliance with Environmental Laws.

None, not applicable.

Number of Total Employees and Number of Full Time Employees.

We employ approximately 16 full-time employees. Premiere Science, Inc. does not currently have any dedicated employees at this time and fulfills orders using our existing operational infrastructure. We hire part-time and additional full-time employees on an “as-needed” basis. We have not experienced a shortage of qualified employees. None of our employees are a party to a collective bargaining unit, and we believe that our relationship with our employees is good.

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

Potential Loss of Intellectual Property

The Company has pledged its Intellectual Property as collateral for promissory notes payable as discussed in Note 9 of our Financial Statements in Part II, Item 8 of this Annual Report. Risk of loss of the underlying IP exists should the Company default on these promissory notes.

Education Funding

The education market is heavily dependent on support from federal, state and local governments. These governmental agencies have realized budget cuts and the government appropriations process is often slow and unpredictable. Funding difficulties can negatively impact our ability to increase revenue.

Thrust UAV Supply Chain

The electronics supply chain related to FPV racing drone production is highly competitive and there are no guarantees that we will be able to acquire product in sufficient quantities to produce product in the volume required to scale the business unit as quickly as the Company hopes.

International Expertise

Our attempt to enter international markets introduces political and cultural risk. As a small company, we do not have extensive experience in international business arrangements and will need to rely on certain outside expertise that can be costly.

Item 2. Properties.

Location.

The Company leases its principal executive offices in Boise, Idaho. On February 1, 2015, we signed a lease for our principal offices comprised of approximately 3,609 square feet for $4,511 per month for the 12 months ending January 31, 2016. On May 11, 2016, the Company signed the first amendment to the February 1, 2015, Lease Agreement: amending the base monthly rent to $15.45 per rentable square foot, or $4,647 per month with lease expiration on May 31, 2017.

We also leased warehouse space in Boise, Idaho. This warehouse space consists of approximately 4,320 square feet. Rent obligations are approximately $2,115 per month under a non-cancelable operating lease that expired on October 31, 2015. A seventh lease amendment was signed on October 28, 2015, to extend the lease to April 30, 2016. The Company warehouse was subsequently moved to an approximately 10,000 square foot facility to accommodate Thrust UAV operations with a rent obligation of $6,300 per month under a non-cancelable operating lease that will expire on March 15, 2017.

Item 3. Legal Proceedings.

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

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action. The action was brought in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Action number CV PI 1507419. The insurance carrier has indicated the claim would not be supported if the employee was not on company business. The Company has engaged legal counsel to represent it in this matter, and it is not presently in a position to determine what, if any, liability exists.

On October 13, 2015, PCS filed a Summons and Complaint against Ty Jacobsen, dba Jacobsen Enterprises. The complaint primarily involved defamation and breach of contract. The Complaint is un-resolved at this time and the Company is in negotiations with Mr. Jacobsen.

Item 4. Mine Safety Disclosures

None; not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is presently quoted on the OTC Markets Group, Inc. OTCQB under the symbol “PCSV” as discussed below. No assurance can be given that the current market for our common stock will continue in the future or will be maintained. The possible sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC held by members of management or others could have a substantial adverse impact on this market. The range of high and low bid quotations for our common stock during each quarter of our past two fiscal years is shown below. Prices are inter-dealer quotations as reported by OTC Markets Group, Inc. OTCQB, and do not necessarily reflect transactions, retail markups, markdowns, or commissions.

Stock Quotations.

Quarter Ended	High	Low

June 30, 2014	$0.06	$0.06
September 30, 2014	$0.06	$0.06
December 31, 2014	$0.04	$0.04
March 31, 2015	$0.03	$0.03
June 30, 2015	$0.14	$0.12
September 30, 2015	$0.15	$0.13
December 31, 2015	$0.05	$0.05
March 31, 2016	$0.08	$0. 08

Holders.

As of March 31, 2016, we had approximately 250 stockholders of record through our transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in a street name.

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

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,556,988	$0.11	11,556
Equity compensation plans not approved by security holders	-	$-	-
Total	4,556,988	$0.11	11,556

On April 4, 2012, our Board of Directors adopted and our shareholders approved an Amendment to increase the number of shares of our common stock available for grants, incentive or other purposes under the Company’s 2009 Equity Incentive Plan from 4,000,000 shares to 8,000,000 shares.

Recent Sales of Unregistered Securities

During the last three years, we have sold the following shares of our common stock, which are comprised of unregistered and “restricted securities” as defined in SEC Rule 144:

	Number of
Name of Person or Group	Shares	Consideration	Note
* Consultants	2,098,000	$145,940	1
Legal Consultants	-	-	2
Legal Settlement	400,000	22,000	3
Private Investors: Warrants	120,000	8,400	4
Private Investor: Note Conversions	22,660,302	958,550	5
*Employees: Benefits	19,000	-	6
*Employees: Bonus	623,000	31,148	7
*Board of Directors: RSU’s	1,624,443	164,756	8
	27,544,745	$1,330,794

* Issued as Restricted Securities under the 2009 Plan.

Shares issued to consultants for services:

	Shares			Value
	Fiscal Year			Fiscal Year
	2014	2015	2016	2014	2015	2016
Q1	-	400,000	-	$-	$20,000	$-
Q2	-	300,000	200,000	-	17,500	22,000
Q3	-	1,000,000	198,000	-	60,000	26,440
Q4	-	-	-	-	-	-

1.	Shares issued for legal services:

	Shares			Value
	Fiscal Year			Fiscal Year
	2014	2015	2016	2014	2015	2016
Q1	-	-	-	$-	$-	$-
Q2	-	-	-	-	-	-
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

2.	Shares issued for legal settlement:

	Shares			Value
	Fiscal Year			Fiscal Year
	2014	2015	2016	2014	2015	2016
Q1	-	-	-	$-	$-	$-
Q2	-	400,000	-	-	22,000	-
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

4. Shares issued to private investors for the purchase of warrants:

	Shares Fiscal Year			Value Fiscal Year
	2014	2015	2016	2014	2015	2016
Q1	-	-	-	$-	$-	$-
Q2	-	-	120,000	-	-	8,400
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

5. Shares issued to private investors for the conversion of promissory note:

	Shares			Value
	Fiscal Year			Fiscal Year
	2014	2015	2016	2014	2015	2016
Q1	-	-	-	$-	$-	$-
Q2	-	18,455,666		-	696,374
Q3	-	-	1,066,006	-	-	159,901
Q4	3,138,630	-	-	102,275	-	-

6. Shares issued to employees for benefits:

	Shares			Value
	Fiscal Year			Fiscal Year
	2014	2015	2016	2014	2015	2016
Q1	-	-	-	$-	$-	$-
Q2	-	-	19,000	-	-	-
Q3	-	-	-	-	-	-
Q4	-	-	-	-	-	-

7. Shares issued to employees for bonuses:

	Shares			Value
	Fiscal Year			Fiscal Year
	2014	2015	2016	2014	2015	2016
Q1	-	-	-	-	-	-
Q2	30,000	-	-	1,500	-	-
Q3	-	170,000	358,000	-	8,160	17,908
Q4	65,000	-	-	3,580	-	-

8. Shares issued to our Board of Directors for Restricted Stock Units:

	Shares			Value
	Fiscal Year			Fiscal Year
	2014	2015	2016	2014	2015	2016
Q1	-	-	-	$-	$-	$-
Q2	442,857	-	-	40,000	-	-
Q3	-	489,286	692,300	-	26,911	97,845
Q4	-	-	-	-	-	-

Securities Act of 1933, as amended (the “Securities Act”), Registration Exemption Relied Upon

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

Use of Proceeds of Registered Securities

There were $8,400 in proceeds received by us during the fiscal year ended March 31, 2016, from the sale of registered securities.

Purchase of Equity Securities by Us and Affiliated Purchasers

During the year ended March 31, 2016, the Company made no purchases of its outstanding equity securities. Todd R. Hackett, the Company’s CEO, shareholder, predominant promissory note holder, and sole member of the Board of Directors, has purchased 125,000 shares at $0.06 per share of PCS Edventures! common stock from a private investor and converted $230,520 of Company convertible promissory notes and interest into 5,763,014 shares at $0.04, between fiscal year end March 31, 2016, and the filing of this Annual Report. Information about these purchases can be accessed in Mr. Hackett’s Schedule 13D filings with the SEC at www.sec.gov, under the filings of the Company.

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

Plan of Operation.

PCS holds a unique position in the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; (2) a unique PCS learning methodology —an adaptive (customizes to individual learners), experiential (hands-on in nature), learning framework that can be monetized in a number of ways, with what we believe is an approach to educational assessment and incentivizing students for the future, and PCS is an innovative leader in this area; (3) PCS has developed an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics and engineering and coding; (4) PCS has established itself as a prime STEM provider in the Kingdom of Saudi Arabia and is growing its revenues from the Kingdom; and (5) PCS entered the B2C space with a retail product launch this year and also has an operational working model for experiential learning labs. With a plan to expand higher margin digital delivery products, PCS is now in the development stage of a unique, subscription-based online learning system that can be licensed to schools or non-profit organizations, as well as be used in the home environment.

As we enter FY2017, our strategy is profitability driven seeking to optimize and streamline operations while moving our digital learning and robotics product strategy forward. A continued underlying principle will be the building of services and products with recurring revenue traits such as online licensing. Tactically we will focus on improving product quality, improving our delivery and support infrastructure to accommodate larger scale delivery, improving our sales infrastructure, and building our new, higher margin digital products to add to our lineup of STEM products and services. We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales. We will continue to fulfill existing and capture new STEM contracts with the Kingdom of Saudi Arabia. We will continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content in FY2016; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3 annual revenues to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments.

Our Thrust UAV business unit is actively seeking distribution partners for its Riot FPV racing drone. The marketing strategy is to build awareness and excitement for the platform through sponsored races and extensive social media and video promotion. For fulfillment, our initial focus is on the development of a small network of distributors who will take the product to the mass market. In addition, Thrust UAV products will be distributed through our PCS Edventures STEM sales channels coupled with STEM curriculum.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results - Overview.

Fiscal year ended March 31, 2016 resulted in a net loss of ($434,053) as compared to the net loss from during the fiscal year ended March 31, 2015 of ($1,447,820). This is a decrease in loss of $1,013,767 or approximately 71%, from the net loss for the fiscal year ended March 31, 2015. The Basic and Diluted Loss per Share for FY2016 and FY2015 was ($0.01) and ($0.02), respectively. Details of changes in revenues and expenses can be found below.

Operating Results - Revenues.

Revenues for the twelve-month period ended March 31, 2016, were $3,335,612, an increase of $434,499 or 15%, as compared to $2,901,113 for the twelve-month period ended March 31, 2015. The revenue growth was in domestic sales exceeding FY2015 by $597,013. The increase in sales was predominately due to the timing of shipments to major customers of last year’s order earned in April 2015 and this year’s order in March of 2016.

Operating Results - Cost of Goods Sold/Cost of Sales.

Cost of Sales for the 12 month period ended March 31, 2016, decreased $327,603 or 21% to $1,262,946 as compared to $1,590,549 for the 12 month period ended March 31, 2015. FY2016, as a percent of revenue to cost of goods sold, was 38%. Included in the Cost of Sales of PCS are variable costs such as sales commissions, shipping expenses, and product royalty payments.

Operating Results - Operating Expenses.

Total Operating expenses for the 12 month period ended March 31, 2016, increased by $29,433, or 1% to $2,239,124 as compared to $2,209,691 for the 12 month period ended March 31, 2015. The table below identifies the year over year changes:

	Fiscal Year ended March 31, 2015
Product Development	$(53,097	)(1)
Employee Expenses	(72,057	)(2)
International Consulting	95,644	(3)
Board Of Directors Expense	60,441	(4)
Other, net	(1,498)
	$29,433

1)	Product Development Expense decreased as the international product line development was predominately completed by June of 2015.

2)	Employee Expense decreased with unfilled positions in Sales and Marketing.

3)	International Consulting Expense increased with the fulfilment of our Tatweer Saudi Arabian contracts with the partnering of a Kingdom of Saudi Arabia contract facilitator positioned abroad.

4)	Board of Director Expense increased with the stock price revaluation of Restricted Stock Units for the Board contracted term October 1, 2014 to September 31, 2015 at date of vesting our peak. Expense increased with additional efforts in website optimization, and lead generation campaigns.

Operating Results - Other Income/Expenses.

Total other income (expense) for the fiscal years ended March 31, 2016 and 2015 was ($267,595) and ($548,693) respectively; a change of 51% or ($281,098) which was predominantly due to debt discount amortization charged to interest expense on notes payable converted in FY2015.

Liquidity.

As of the fiscal year ended March 31, 2016, we had $54,357 in cash, with total current assets of $1,186,876 and total current liabilities of $2,848,390. We have an accumulated deficit of ($40,052,059), and stockholder’s deficit of ($1,777,571).

The Company has a working capital deficit of $1,661,514 at March 31, 2016. The working capital deficit for the fiscal year ended March 31, 2015 was $1,402,547. The Company has a current ratio of 0.42 and 0.38 as of March 31, 2016 and 2015, respectively. This increase in liquidity was due primarily to the increase in accounts receivable of our major customers.

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

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management’s expectations. The Company does not require collateral from its customers.

During the fiscal year ended March 31, 2016, the Company had sales to three major customers that accounted for 59%, and 56%, respectively, of total revenue as of the fiscal year ended March 31, 2016, and 2015.

Three customers accounted for 92% and 82% of total accounts receivable as of the fiscal years ended March 31, 2016 and 2015 respectively. See Note 4 to the Financial Statements for additional information.

Fair Value of Financial Instruments.

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Foreign Currency Translation.

The functional currency of the Company is the U.S. dollar. The Company’s financial statements include translations for the LabMentors subsidiary, where applicable, which are maintained in Canadian dollars. All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders’ equity, accumulated other comprehensive income (loss), and the net change for the year reflected separately in the statements of operations and other comprehensive income (loss).

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

Educational Software.

The Company’s inventory consists partially of internally developed education computer programs and exercises to be accessed on the Internet. In accordance with the financial accounting standard pertaining to internally developed software, the costs associated with research and initial feasibility of the programs and exercises are expensed as incurred. Once economic feasibility has been determined, the costs to develop the programs and exercises are capitalized until they are ready for sale and access and are reported at the lower of unamortized cost or net realizable value. Capitalized program and exercise inventory are amortized on a straight-line basis over the estimated useful life of the program or exercise, generally 24 to 48 months.

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

The most recent acquisition of Thrust UAV in February of 2016, did not have significant tangible assets, and, as a result, some of the purchase price was allocated to goodwill, which increases the potential for impairment charges that we may incur in the future.

For the fiscal year ended March 31, 2016, the Company evaluated its purchased goodwill and related intangibles for possible impairment. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. The undiscounted future cash flows are more than the carrying amounts indicating no impairments exist, further, the future cash flows discounted at an appropriate rate do not substantiate any measureable impairment. As a result of the evaluation, no impairment was recorded for the fiscal year ended March 31, 2016.

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

Acquisitions.

Our strategy is to investigate companies and/or assets for acquisition that continue to increase our product depth, market penetration, and synergies within the Company. The Company acquired Thrust UAV in February of 2016.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as of the fiscal year ended March 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PCS Edventures!.com, Inc.

Boise, Idaho

We have audited the accompanying balance sheets of PCS Edventures!.com, Inc. (the “Company”) as of March 31, 2016 and 2015 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCS Edventures!.com, Inc. as of March 31, 2016 and 2015 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 21, 2016

PCS EDVENTURES!.COM, INC.

Balance Sheets

	As of March 31,
	2016	2015
CURRENT ASSETS
Cash	$54,357	$130,162
Accounts receivable, net of allowance for doubtful accounts of $2,096 and $3,184, respectively	752,922	358,033
Prepaid expenses	66,228	112,704
Finished goods inventory	192,527	251,164
Other receivable	33,319	3,236
Intangible Assets, Net	87,523	-
Total Current Assets	1,186,876	855,299

FIXED ASSETS, net of accumulated depreciation of $155,307 and $144,821, respectively	18,680	25,854
GOODWILL	1,270	-
OTHER ASSETS
Note Receivable net of allowance ($47,998)	-	1,515
Mold Cost	-	10,229
Deposits	14,396	9,450
Total Other Assets	14,396	21,194
TOTAL ASSETS	$1,221,222	$902,347

CURRENT LIABILITIES
Accounts payable and other current liabilities	$417,923	$312,951
Payroll liabilities payable	42,054	28,907
Accrued expenses	299,986	102,936
Deferred revenue	49,778	158,420
Note payable, convertible, related party, net discount of $0 and $24,063 as of March 31, 2016 and 2015 respectively	200,000	175,937
Note Payable	149,878	18,117
Note payable, related party, net discount of $0 and $38,184 as of March 31, 2016 and 2015 respectively	1,667,679	1,438,870
Line of credit	21,092	21,708
Total Current Liabilities	2,848,390	2,257,846

Notes payable, related party, long term	59,707	81,165
Notes payable, long term, convertible, net discount of $0 and $0 as of March 31, 2016 and 2015, respectively	90,696	202,729
Notes payable, convertible, related party, long term, net of discount of $0 and $0, as of March 31, 2016 and 2015, respectively	-	34,011
Total Liabilities	2,998,793	2,575,751

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 90,000,000 authorized shares, 76,442,668 and 73,789,362 shares issued and outstanding, Respectively	38,271,248	37,923,485
Stock payable	3,240	21,117
Accumulated deficit	(40,052,059)	(39,618,006)
Total Stockholders’ Equity (Deficit)	(1,777,571)	(1,673,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,221,222	$902,347

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Operations

	For the years ended March 31,
	2016	2015
REVENUES
Domestic sales revenue	$2,275,340	$1,678,328
Learning Center revenue	211,042	217,732
License & Royalty revenue	45,083	34,042
International revenue	804,147	971,011
Total Revenues	3,335,612	2,901,113

COST OF SALES	1,262,946	1,590,549

GROSS PROFIT	2,072,666	1,310,564

OPERATING EXPENSES
Salaries and wages	712,576	786,178
Depreciation and amortization expense	33,673	26,816
General and administrative expenses	1,492,875	1,396,697
Total Operating Expenses	2,239,124	2,209,691
OPERATING LOSS	(166,458)	(899,127)

OTHER INCOME AND (EXPENSES)
Interest expense	(267,595)	(561,028)
Other income	-	12,335
Total Other Income and Expenses	(267,595)	(548,693)

NET LOSS	(434,053)	(1,447,820)

Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted Average Number of Shares Outstanding, Basic and Diluted	75,150,169	61,071,903

The accompanying notes are an integral part of these financial statements

PCS EDVENTURES!.COM, INC.

Statement of Stockholder’s Equity (Deficit)

	# of Common Shares O/S	Capital Stock	Stock Payable	Accumulated Deficit	Total Stockholders’ Equity
Balance at 03/31/2014	52,524,410	$36,919,152	$31,080	$(38,170,186)	$(1,219,954)

Common stock for services	1,750,000	97,500	(2,080)	-	94,420
Common stock for bonuses	170,000	8,160	-	-	8,160
Common Stock for RSU’s	489,286	26,911	(1,825)	-	25,086
Common Stock for Legal Settlement	400,000	22,000	-	-	22,000
RSU’s forfeitures	-	-	(6,058)	-	(6,058)
Conversion of notes payable	18,455,666	696,374	-	-	696,374
Option Expense	-	17,161	-	-	17,161
Related Party Debt Forgiveness	-	19,510	-	-	19,510
Debt discount	-	116,717	-	-	116,717
Net Loss	-	-	-	(1,447,820)	(1,447,820)
Balance at 03/31/2015	73,789,362	$37,923,485	$21,117	$(39,618,006)	$(1,673,404)

Common stock for services	398,000	48,440	-	-	48,440
Common stock for bonuses	358,000	17,908	(9,000)	-	8,908
Common stock for RSU’s	692,300	97,845	(8,877)	-	88,968
Common stock for exercise of options	19,000	-	-	-	-
Common stock for warrants	120,000	8,400	-	-	8,400
Conversion of notes payable for common stock	1,066,006	159,901	-	-	159,901
Option Expense	-	15,269	-	-	15,269
Net Loss	-	-	-	(434,053)	(434,053)
Balance at 03/31/2016	76,442,668	$38,271,248	$3,240	$(40,052,059)	$(1,777,571)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows

	For the years ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(434,053)	$(1,447,820)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Stock on Settlement	-	22,000
Debt discount amortization	62,247	374,738
Depreciation and amortization expense	23,011	31,254
Common stock issued for services	146,316	122,608
Amortization of fair value of stock options	15,269	17,161
Bad debt expense (Gain on Collection of Bad Debt)	-	(3,621)
(Increase) decrease in inventories reserve	-	926
(Increase) decrease in accounts receivable	(428,208)	135,339
(Increase) decrease in prepaid expenses	46,476	(43,798)
(Increase) decrease in inventories	58,639	(64,705)
(Increase) decrease in other current assets	3,206	(3,408)
(Decrease) increase in accounts payable and accrued liabilities	233,163	(135,094)
Increase (decrease) in unearned revenue	(108,642)	89,953
Net Cash Used by Operating Activities	(382,576)	(904,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(3,311)	(33,328)
Net Cash Used by Investing Activities	(3,311)	(33,328)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	8,400	-
Principal payments on bank line of credit	(8,074)	(9,869)
Proceeds from notes payable	-	80,000
Proceeds from notes payable —related party	593,547	1,299,387
Principal payments on debt —related party	(273,791)	(529,421)
Proceeds from notes payable —related party, convertible	(10,000)	200,000
Net Cash Provided by Financing Activities	310,082	1,040,097

Net Increase (Decrease) in Cash	(75,805)	102,302
Cash at Beginning of Year	130,162	27,860
Cash at End of Year	$54,357	$130,162
NON-CASH INVESTING & FINANCING ACTIVITIES
Common stock issued for services (stock payable)	$9,000	$2,080
Common stock issued for conversion of RSUs (stock payable)	$12,117	$20,000
Conversion of Debt	$159,901	$696,373
Debt discount	$-	$116,717
Debt Forgiveness	$-	$19,510

CASH PAID FOR:
Interest	$48,910	$47,729
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Notes to the Financial Statements

March 31, 2016 and 2015

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

On January 31, 2013, PCS formed a subsidiary called Premiere Science, Inc., incorporated and registered in the State of Idaho. The subsidiary is 100% wholly-owned by the Company and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for this subsidiary.

On February 18, 2016, the Company announced an asset purchase acquisition of a Boise-based drone company, Thrust UAV, that focuses on First Person View (FPV) drone racing, a rapidly growing sport around the world.

NOTE 2 - GOING CONCERN

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

Our strategy is profitability driven seeking to optimize and streamline operations while moving our digital learning and robotics product strategy forward. A continued underlying principle will be the building of services and products with recurring revenue traits such as online licenses. Tactically we will focus on improving product quality, improving our delivery and support infrastructure to accommodate larger scale, improving our sales infrastructure, and building our new, higher margin digital products to add to our lineup of STEM products and services. We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales. We will continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3 revenues to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments. Thrust UAV, our FPV drone racing business unit, is currently in R&D for its first major product release and is developing distributor relationships to take the product to market in Q2 of FY2107.

Revenue for the twelve months ended March 31, 2016, was $3,335,612 an increase of 15% compared to the same period in the prior year. Net loss from continuing operations for the 12 month period ended March 31, 2016, was ($434,053). Net loss for the same period of the prior year, was ($1,447,820). Cash flow from operations for the 12 months ended March 31, 2016 was ($382,576), compared to ($904,467) for the prior twelve months ended March 31, 2015.

While the efforts put in by management and the entire employee team are beginning to be realized, as illustrated by the improved revenues during the fiscal year ending March 31, 2016, the ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described to raise capital as needed, to continue to monitor and reduce overhead costs, and to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - OTHER RECEIVABLES

	March 31,
	2016	2015

Other Receivable	$33,319	$3,236
Total Other Receivable	$33,319	$3,236

In FY2015, the Company paid $3,236 for a contractor’s international travel to present PCS in conjunction with Robert Grover for qualification with Tatweer Holding Company of Saudi Arabia in a Kingdom of Saudi Arabia tender competition. PCS did not attain that specific contract. Collection of the receivable was unsuccessful and the $3,236 was taken to bad debt expense.

In FY2016, the Company entered into a license and royalty agreement with Creya Learning. As part of that agreement, Creya Learning prepaid $25,000 in royalty fees. That prepayment has been exhausted, leaving Creya Learning with a $33,319 royalty balance outstanding with PCS recorded as Other Receivable as of March 31, 2016.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management’s expectations. The Company does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $2,096 and $3,184 for the fiscal years ended March 31, 2016 and 2015, respectively.

During the last two fiscal years ended March 31, 2016 and March 31, 2015, the following major customers exceeded 10% of revenue:

	For the Years Ended
	March 31,
	2016		2015
Tatweer	$648,408	19%	$971,391	33%
Stemfinity	$502,641	15%	$434,410	15%
Catapult Learning	$833,322	25%	$218,960	8%

Major customer accounts receivable near or greater than 10% of total accounts receivable at March 31, 2016 and March 31, 2015, were as follows:

	For the Years Ended
	March 31,
	2016		2015
Tatweer	$170,771	50%	$170,771	47%
Catapult Learning	$103,394	36%	$103,394	29%

d. Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheet as of March 31, 2016.

Fair Value Measurements at March 31, 2016
Assets and Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

	$-	$-	$-	$-
	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015, on a non-recurring basis:

Fair Value Measurements at March 31, 2015
Assets and Liabilities	Level 1	Level 2	Level 3	Gain/(loss)

	$-	$-	$-	$-
	$-	$-	$-	$-

The standard issued by the FASB concerning the fair value option for financial assets and liabilities became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended March 31, 2016 and 2015, there were no applicable items on which the fair value option was elected.

e. Revenue Recognition

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

f. Provision for Income Taxes

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

Net deferred tax assets and liabilities consist of the following components as of March 31, 2016 and 2015:

	March 31,
	2016	2015
Deferred Tax Assets
NOL carryover	$5,827,592	$4,967,771
Accumulated depreciation	5,629	3,239
Deferred revenue	3,413	9,263
Unearned revenue	16,001	52,521
Idaho ITC	7,287	7,307
Allowance for Bad Debt	817	1,242
Gross deferred tax assets	5,860,739	5,041,343
Valuation allowance	(5,860,739)	(5,041,343)
Net deferred tax asset	$0	$0

Deferred Tax Liabilities
Accumulated depreciation	$-	$-
Other	-	-
Gross deferred tax liabilities	$—	$—
Net deferred tax assets (liabilities)	$—	$—

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	March 31,
	2016	2015
Book income	$(143,320)	$(492,259)
State taxes	(21,077)	(72,393)
Options expense	5,955	6,693
Other	6,282	1,150
Valuation allowance	152,160	556,809
	$—	$—

At March 31, 2016 the Company had a net operating loss carry-forward of approximately $14,942,543 that may be offset against future taxable income. No tax benefit has been reported in the March 31, 2016, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

g. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements in accordance with generally accepted accounting standards. Diluted loss per share is equal to basic loss per share as the result of the anti-dilutive nature of the stock equivalents.

	For the Years Ended
	March 31,
	2016	2015
Basic and diluted loss per share from operations:

Net loss	$(434,053)	$(1,447,820)

Weighted average number of shares outstanding	75,150,169	61,071,903
Basic and diluted loss per share	$(0.01)	$(0.02)

h. Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments -Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued an ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. ASU 2015-17 requires all deferred assets and liabilities be classified as noncurrent in the balance sheet. The standard will be effective for periods beginning after December 15,2016, including interim periods within that reporting period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which require an acquiring Company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recorded. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in the update eliminate the requirement to retrospectively account for those adjustments. This ASU is effective for public entities for fiscal years beginning after December 15, 2015, including interim periods within those years. Disclosure of the nature and reason for the change should be made in the first period, including interim periods, there is a measurement period adjustment.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

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

i. Educational Software

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

j. Intellectual Property

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

k. Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from ten to twenty years. No significant residual value is estimated for intangible assets. We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

For the fiscal year ended March 31, 2016, the Company evaluated its purchased goodwill and related intangibles for possible impairment. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. The undiscounted future cash flows are more than the carrying amounts indicating no impairments exist, further, the future cash flows discounted at an appropriate rate do not substantiate any measureable impairment. As a result of the evaluation, no impairment was recorded for the fiscal year ended March 31, 2016.

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

m. Finished Goods Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, K’NEX manipulatives, fischertechnik® manipulatives, ALCE manipulatives, LEGO® manipulatives, digital media equipment, furniture units, curriculum, blocks, poster packs, and other miscellaneous items used in our various labs. Our inventory is carried at the lower of cost or market and valued using the average cost method for each item. In addition, we have established a reserve of $3,391 for obsolete and slow moving items.

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

NOTE 5 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	March 31, 2016	March 31, 2015
Prepaid insurance	$4,766	$41,372
Prepaid inventory	38,940	50,057
Prepaid software	10,931	10,406
Prepaid expenses, other	11,591	10,869
Total Prepaid Expenses	$66,228	$112,704

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the period are as follows:

	March 31,
	2016	2015
Goodwill	$1,270	$-
Intangible Assets	100,048	-
Accum Amort Intangible Assets	(12,525)	-
Total Goodwill and Intangible Assets	$88,793	$-

Intangible asset amortization expense for the years ended March 31, 2016 and 2015 was $12,525 and $0, respectively.

NOTE 7 - FIXED ASSETS

Assets and depreciation for the period are as follows:

	March 31,
	2016	2015
Computer/office equipment	$46,632	$43,320
Software	127,355	127,355
Accumulated depreciation	(155,307)	(144,821)
Total Fixed Assets	$18,680	$25,854

Fixed Asset depreciation expense for the years ended March 31, 2016 and 2015 was $10,486 and $26,816, respectively.

NOTE 8 - COMMON AND PREFERRED STOCK TRANSACTIONS

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

During the fiscal year ended March 31, 2015, the Company settled in an employment contract mediation for issuance of 400,000 shares of common stock. The per share value of $0.055, a net value of $22,000 based on the closing price of the Company’s common stock on the date of grant.

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

During the fiscal year ending March 31, 2015, the Company recognized $19,510 in debt forgiveness related to the December 30, 2011 note payable in the amount of $30,000. This note was satisfied as of March 31, 2015, with a principal payment of $20,000. The remaining principal of $10,000 and accrued interest of $9,510 were taken to Additional Paid In Capital. Due to related party relationship, the Company recorded such balance as an increase to stockholders’ equity.

During the fiscal year ended March 31, 2016 the Board of Directors resolved on July 15, 2015, to increase the Company authorized common stock from 90,000,000 shares with no par value to 100,000,000 shares of common stock with no par value. Management submitted the resolution for ratification by the shareholders at the Annual Meeting. Shareholders ratified the increase in common stock to 10,000,000 on September 25, 2015.

During the fiscal year ended March 31, 2016, the Company issued 398,000 shares of common stock for services. The per share value ranged from $0.11 to $0.15 for a net value of $48,440 based on the closing price of the Company’s common stock on the date of grant.

During the fiscal year ended March 31, 2016, the Company recognized 692,300 of restricted stock units payable to non-management directors for services rendered at a rate of one share of common stock for each restricted stock unit. Each restricted stock unit is valued at $0.11 to $0.15, based on the closing price of the Company’s common stock at the date of vesting. These agreements call for payment of current year director fees via issuance of restricted stock units over a vesting period ending September 30, 2015. Vesting requires continued service through September 30, 2015 and reelection at the annual shareholder meeting. $97,845 was recorded to common stock for the issuance on November 16, 2016. The total number of shares of common stock issued for RSU’s is 692,300. Four Board of Director members resigned in 3Q FY2016. Restricted Stock Units accrued for the resigning members were forfeited. Restricted stock units payable were accrued of $3,240 as of March 31, 2016 for the one remaining board member, representing shares that will be issued in future periods.

During the fiscal year ending March 31, 2016, the CEO exercised 25,000 options earned from an employee incentive stock option agreement dated July 15, 2012, using the cashless option into 19,000 shares of restricted common stock. The price per share was $0.06 discounted from market value of $0.25 at the time of exercise resulted in a reduction of 6,000 shares of common stock.

During the fiscal year ending March 31, 2016, a related party exercised 120,000 warrants issued on January 11, 2013 at a price of $0.07 for a total of $8,400 resulting in 120,000 shares of restricted common stock.

During the fiscal year ending March 31, 2016, the Company issued 1,066,006 shares of common stock for the conversion of promissory notes issued to private investors. The price per share value of $0.15 resulted in a net value of $159,901. Due to conversion within the terms of the note, no gain or loss was recorded as a result of the conversion

During the fiscal year ended March 31, 2016, the Company expensed $15,269 related to stock options and warrants granted in the current period as well as prior periods; to seven employees in incentive stock option plans valued using the Black-Scholes valuation model. (See Note 13 for terms)

During the fiscal year ending March 31, 2016, the Company granted 358,000 shares of common stock to employees. The per share value of range of $0.04 to $0.10, a net value of $8,908 based on the closing price of the Company’s common stock on the date of grant.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2016 and 2015, there are no preferred shares issued or outstanding.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2016 and March 31, 2015

	March 31,
	2016	2015
Note Payable	149,878	18,117
Note Payable, Convertible, Related Party net discount of $0 and $24,063 as of March 31, 2016 and 2015.	200,000	175,937
Note Payable, Related Party, net discount of $0 and $38,184 as of March 31, 2016 and 2015 respectively	1, 667,679	1,438,870
Long Term Convertible Note, net discount of $0 and $0 as of March 31, 2016 and 2015, respectively	90,696	202,729
Note Payable, Related Party, long term	59,707	81,165
Line of Credit	21,092	21,708
Total Notes Payable	$2,189,052	$1,938,526

	Original Principal Balance	Origination Date	Original Due Date	Amended Due Date	Interest Rate	Principal 03/31/16	Interest accrued 03/31/16	Principal Balance 03/31/16	Principal Balance 03/31/15
Note Payable
	$84,000	2/12/2016	12/1/2016	12/1/2016	n/a	$84,000	n/a
	$24,547	2/16/2012	12/1/2016	12/1/2016	n/a	$24,547	n/a
	$20,000	5/1/2014	4/11/2017	4/11/2017	12.00%	$9,982	$2,288
	$60,000	4/11/2014	3/11/2017	3/11/2017	12.00%	$31,349	$1,636	$149,878	18,117
Note Payable Related Party Convertible
	$200,000	2/1/2014	10/22/2015	4/30/2015	10.00%	$200,000	$28,932	$200,000	175,937
Note Payable Related Party
	$870,457	10/21/2014	5/31/2015	4/30/2016	10.00%	$892,679	$111,768
	$400,000	1/16/2015	6/30/2015	4/30/2016	10.00%	$400,000	$30,247
	$135,000	2/17/15,3/5/15	6/30/2015	4/30/2016	10.00%	$135,000	$14,947
	$135,000	4/20/2015	6/30/2015	4/30/2016	10.00%	$40,000	$8,045
	$100,000	2/6/2016	2/29/2016	4/30/2016	10.00%	$100,000	$1,452
	$100,000	3/16/2016	4/30/2016	4/30/2016	10.00%	$100,000	$384	$1,667,679	1,438,870
Note Payable Convertible
	$30,000	3/31/2011	6/29/2011	4/30/2017	10.00%	$34,011	$8,517
	$50,000	3/31/2011	6/29/2011	4/30/2017	10.00%	$56,685	$14,195	$90,696	202,729
Note Payable Related Party Long-Term
	$70,000	1/10/2012	1/10/2013	4/1/2020	9.00%	$42,204	n/a
	$39,050	9/13/2011	n/a	n/a	8.75%	$17,503	n/a	$59,707	81,165
	$25,000	4/18/2012	4/18/2017	4/18/2017	7.50%	$21,092	n/a	$21,092	21,708
							$222,409	$2,189,052	1,938,526

Note Payable

On February 12, 2016, the Company entered into a note payable of $84,000. The note does not bear an interest rate, as it is has a set 9 payment arrangement of $9,333 per month for 9 months; starting on April 1, 2016, with the final payment due on December 1, 2016. The March 31, 2016 and 2015, principal balance is $84,000. There is no calculated accrued interest payable as of March 31, 2016.

On February 12, 2016, the Company entered into a note payable of $24,547. The note does not bear an interest rate, as it is has a set 9 payment arrangement of $9,333 per month for 9 months; starting on April 1, 2016, with the final payment due on December 1, 2016. The March 31, 2016, principal balance is $24,547. There is no calculated accrued interest payable as of March 31, 2016.

On May 1, 2014, the Company entered into a 36 month note payable of $20,000. The note bears interest at twelve percent (12%) per annum. The principal balance as of March 31, 2016 and 2015, was $9,982 and $18,117, respectively. Accrued interest payable as of March 31, 2016 and 2015 was $1,611 and $2,288, respectively.

On April 11, 2014, the Company entered into a 36 month note payable of $60,000. The note bears interest at twelve percent (12%) per annum. There is no conversion feature associated with this promissory note. $28,651 was paid toward principal, leaving an ending principal balance of $31,349 and $59,710 as of March 31, 2016 and 2015, respectively. Accrued interest payable as of March 31, 2016, was $1,636.

Convertible Note Payable – Related Party

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

On October 21, 2014 the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the market price of $0.04. The original note due date of October 22, 2015 was extended until April 30, 2016. The debt discount was calculated as $50,000. During the year ended March 31, 2016 and 2015, $24,063 and $25,937 discount was amortized. Accrued interest payable as of March 31, 2016 and 2015, was $28,932 and $8,822, respectively. This note was subsequently converted along with accrued interest on April 29, 2016, into 5,763,014 shares of common stock.

Note Payable – Related Party

On December 30, 2011, the Company entered into a note payable in the amount of $30,000. The note bears interest at ten percent (10%) per annum and was due on February 28, 2012. This note was extended under the same terms and conditions, with a new maturity of March 31, 2015. This note was satisfied as of March 31, 2015, with a principal payment of $20,000 and Gain on Debt Forgiveness of $10,000. Accrued interest of $9,510 was taken to Additional Paid In Capital.

On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. The remaining $45,000 was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013 which included an additional $50,000 promissory note as describe in the 8-K filed on May 24, 2013, with a maturity date of August 24, 2016 (See Convertible Note Payable – Related Party). The debt discount was calculated as $21,923. This note was converted on July 21, 2014, with total accrued interest of $6,041 into 3,108,944 shares. During the period ended September 30, 2014, $1,639 discount was amortized and the remaining debt discount of $15,176 was fully expensed upon conversion. Due to conversion within the terms of the note, no gain or loss was recognized.

On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. This note was extended on September 30, 2013, and reclassed to a long term convertible promissory note with a board member and shareholder of an 8% Convertible Promissory Note in the amount of $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share (See Convertible Note Payable – Related Party), which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000. This note was converted on July 21, 2014, with total accrued interest as of July 21, 2014, of $1,611 into 665,274 shares. During the period ended September 30, 2014, $455 discount was amortized and the remaining $21,448 was fully expensed. Due to conversion within the term of the note, no gain or loss was recognized.

On January 22, 2014, the Company entered into a loan transaction with one of our board members in the amount of $200,000, which was non-convertible. The note bears interest at a rate of 15% per annum, secured by Catapult PO NA1314-001 to finance inventory purchases and payoff the promissory notes dated January 7 and January 15, 2014. The promissory note and accrued interest of $6,247 were due and payable on April 30, 2014. This note was paid in full including all accrued interest on April 8, 2014.

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

On March 4, 2014, the Company entered into a loan transaction with one of our board members in the amount of $50,000. The note is non-convertible and bears interest at a rate of 15% per annum, secured by T4EDU Training Academy Contract to finance inventory purchases. The promissory note and all accrued interest were due and payable on April 30, 2014. $37,500 of this note was paid during the period and the remaining $12,500 was extended and rolled into a new promissory note dated July 21, 2014, for $105,000 (includes $75,000 and $17,500 promissory notes) with interest at 15% per annum due on or before August 30, 2014. On October 21, 2014, this $105,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

On April 3, 2014, the Company executed a promissory note with one of our board members, for $60,000 at 15% interest per annum, secured by sales orders finance operations and inventory purchases. The promissory note was due April 30, 2014. There is no conversion feature associated with this promissory note. The note was extended on April 30, 2014, to September 30, 2014. The note was replaced with note dated July 28, 2014, for $210,000. This note was paid in full by the issuance of that certain Promissory Note of even date herewith in the principal amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. All accrued interest as of the date of replacement was paid in full.

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

On May 1, 2014 the Company executed a promissory note with one of our shareholders and board members, for $60,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note. The note was extended to September 30, 2014. During the period ended September 30, 2014, the note was separated into two notes, $17,500 and $42,500 and included in two separate notes dated July 21, 2014, for $105,000 and July 28, 2014, for $210,000, respectively. On October 21, 2014 the notes for $105,000 and $210,000 were paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Accrued interest of $ 7,568 as of the date of replacement was paid in full.

On May 5, 2014 the Company executed a promissory note with one of our shareholders and board members, for $145,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due July 15, 2014. There is no conversion feature associated with this promissory note. The note was extended to September 30, 2014. On October 21, 2014, this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total interest accrued and paid as of March 31, 2015, was $2,384.

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

On June 27, 2014 the Company executed a promissory note with one of our shareholders and board members, for $150,000 at 15% interest per annum (composed of two separate $75,000 notes that was previously issued and replaced dated May 16, 2014, and April 16, 2014, respectively), secured by sales orders to finance operations and inventory purchases. The promissory note was due September 30, 2014. There is no conversion feature associated with this promissory note. This note is replaced by three different notes: $63,000 note payable executed on August 20, 2014, a part of the $123,000 promissory note; $25,000 note payable executed on August 7, 2014; and $32,500 note executed on July 28, 2014. The remaining principal balance of $29,500 was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457 on October 21, 2014. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total interest accrued as of the date of pay off was $242.

On July 21, 2014 the Company executed a promissory note with one of our shareholders and board members, for $105,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note. This promissory note composed of prior issued notes dated March 4, 2014, for $12,500; May 1, 2014, for $17,500; and May 16, 2014, for $75,000. On October 21, 2014, the note for $105,000 was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Total accrued interest of $ 2,243 as of the date of replacement was paid in full.

On July 21, 2014, the Company converted $646,500 in convertible long term related party notes payable, and the related $49,874 in accrued interest (individual notes identified in the convertible related party notes payable section (See Convertible note – related party). The strike price varied from $0.0325 to $0.065 depending on the note terms. The conversion resulted in 18,455,666 shares of common stock. Due to conversion within the terms of the note, no gain or loss was recognized.

On July 28, 2014, the Company executed a promissory note with one of our shareholders and board members, for $210,000 at 15% interest per annum, secured by T4EDU Contract 0006/2014, to finance operations and inventory purchases. The promissory note is due October 31, 2014. There is no conversion feature associated with this promissory note. This promissory note composed of prior issued notes dated April 3, 2014, for $60,000; May 1, 2014, for $42,500; May 21, 2014, for $50,000; June 3, 2014, for $25,000 and June 27, 2014, for $32,500. Total interest accrued as of September 30, 2014, was $5,523. All interest was paid at the time of roll into the $210,000 note. On October 21, 2014, the $210,000 note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015.

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

On August 7, 2014, the Company executed a promissory note with one of our shareholders and board members, for $25,000 at 15% interest per annum, secured by sales orders to finance operations and inventory purchases. The promissory note was due October 31, 2014. There is no conversion feature associated with this promissory note. This note replaced prior issued note dated June 27, 2014. On October 21, 2014, this note was paid off by an issuance of a promissory note with one of our board members in the amount of $870,457. The note is non-convertible and bears and interest rate of 10% per annum, and due October 22, 2015. Accrued interest of $247 as of the date of replacement was paid in full.

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

On October 21, 2014, the Company executed a promissory note with one of our shareholders and board members in the amount of $870,457. The note is non-convertible, bears and interest rate of 10% per annum, is secured by accounts receivable, fixed assets, intellectual property, and the public entity PCSV net loss carry forward to finance operations and inventory purchases, due May 31, 2015. This note due date was subsequently extended to September 30, 2015. This note includes new cash lent to Borrower under this note of $175,000. This note includes $7,957 of accrued interest on the paid off notes listed below. This note pays off the following notes: $50,000 of the February 11, 2014, $250,000 Convertible long term related party; $145,000 dated May 7, 2014; $29,500 of the June 27, 2014, $105,000; $105,000 dated July 21, 2014; $210,000 dated July 28, 2014; $25,000 dated 08/08/2014; $123,000 dated August 20, 2014. $22,222 of interest was rolled into principal on January 1, 2015; resulting in a principal balance of $892,679. The Principle balance at March 31, 2016, remains $892,679 and accrued interest as of March 31, 2016 and 2015 of $111,768 and $21,413, respectively.

On October 22, 2014 the Company executed a promissory note with a related party for credit up to $20,000 at 12% interest per annum. The promissory note was due December 31, 2014. There is no conversion feature associated with this promissory note. The principle balance on December 31, 2014, was $14,217. This note was subsequently extended to February 15, 2015. This note was paid in full with all accrued interest on February 14, 2015.

On February 17, 2015, the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases. This note due date was subsequently extended to April 30, 2016, and on June 8, 2016 extended to July 15, 2018. There is no conversion feature associated with this promissory note. Total interest accrued as of March 31, 2016 and 2015, was $14,947 and $1,313, respectively

On January 16, 2015, the Company executed a non-convertible promissory note with warrants attached, with one of our shareholders and board members, for $400,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU Contract 0006/2017 Work Orders 5, 6, 7, and 8 less Zakat and holdback, to finance operations and inventory purchases. The warrants were valued using the stock price on the date of grant, discount rates 0.35%, and volatility approximating 180%. The value of the debt discount is accreted up to the face value of the promissory note over the term of the note using the effective interest method. During the year ending March 31, 2016, $38,184 in discount was amortized. This note was subsequently extended to April 30, 2016, and then combined with the $892,679 on June 8, 2016, totaling to a principal balance of $1,292,679 extended to July 15, 2018.

On February 17, 2015, the Company executed a Promissory Note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU and accounts receivable on completed contracts, to finance operations and inventory purchases. There is no conversion feature associated with this Promissory Note. The lender has provided the Company with extensions of due dates through April 30, 2016. The principal of $135,000 was subsequently combined with the $40,000 remaining principal below into a $175,000 note due January 15, 2019. The Accrued interest at March 31, 2016 was $14,947.

On April 20, 2015, the Company executed a Promissory Note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases. This note was extended to January 31, 2016. Principal payments of $95,000 were made by the Company in September 2015, leaving a $40,000 principal balance outstanding on December 31, 2015. There is no conversion feature associated with this Promissory Note. The lender has provided the Company with extensions of due dates through April 30, 2016. The March 31, 2016, end principal balance of $40,000 was subsequently combined with the $135,000 principal on the February 17, 2015, promissory note into a $175,000 note due January 15, 2019. The Accrued interest at March 31, 2016 was $8,045.

On February 6, 2016 the Company executed a promissory note with one of our shareholders and board members, for $100,000 at 10% interest per annum. The promissory note was due February 29, 2016, and was extended multiple months to April 30, 2016. There is no conversion feature associated with this promissory note. The principal balance at March 31, 2016, was $100,000. The Accrued interest at March 31, 2016, was $1,452. This note was subsequently combined with promissory notes: March 16, 2016, for $100,000; April 1, 2016, for $100,000; and April 19, 2016, for $40,000. The resulting $340,000 promissory note bearing an interest rate of ten percent (10%) per annum has a due date of December 31, 2016.

On March 16, 2016, the Company executed a promissory note with one of our shareholders and board members, for $100,000 at 10% interest per annum. The promissory note was due April 30, 2016. There is no conversion feature associated with this promissory note. The principal balance at March 31, 2016, was $100,000. The Accrued interest at March 31, 2016, was $384. This note was subsequently combined with promissory notes: February 6, 2016, for $100,000; April 1, 2016, for $100,000; and April 19, 2016, for $40,000. The resulting $340,000 promissory note bearing an interest rate of ten percent (10%) per annum has a due date of December 31, 2016.

Note Payable, Related Party, Long Term

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 8.75% per annum. The Company makes variable monthly payments. The principle balance at March 31, 2016 and 2015 were $17,503 and 21,707, respectively.

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and are due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to Lenders’ financial institution. The note was amended April 1, 2013, and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the lenders financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amount until the final payment due on April 1, 2020. During FY 2016 payments were drawing down the principal balance $7,171, paid $4,193 in interest, to a March 31, 2016, ending principal balance of $42,204.

On April 18, 2012, the Company entered into a long-term promissory note with Anthony A. Maher for $25,000 with an interest rate of 7.5% per annum. The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the lenders financial institution. On March 31, 2016, $903 over the interest only payment had been paid resulting in ending principal amount of $21,092.

Convertible Note Payable – Non-related party

On August 1, 2012, the Company issued amendments to the convertible note agreements (convertible into common stock at a rate of $0.15 per share) in the aggregated amount of $215,000 and extended the due date with the repayments in the amount of $40,000 per quarter to begin April, 2013, and the final payments due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued (fully expensed in the prior period) on March 31, 2011, and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017. At the Lender’s sole option, Lenders may elect to receive payment of their respective note and all accrued interest in restricted common stock of the Borrower at the price per share of said common stock at same rate as the warrants. Subsequently and effective June 7, 2013, we executed an amendment to the loan transaction. The amended transaction involved the extension of the Promissory Note from April 30, 2013, to April 30, 2016, with the creditors waiving any default under the previous note. The Company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012, to April 30, 2013, for consideration of the extension. On the fourth extension, all accrued interest was combined with the original principal amount as of July 31, 2012. The Company has agreed to make quarterly interest payments to each of the note holders during the term of the extension. All other terms of the previous Promissory Note, Security Agreement and related warrants remain in full force and effect. On July 13, 2015, three non-related party conversions with a principal balance total of $102,033 combine with the accrued interest to date of $17,894 was converted to 799,514 shares of common stock. As of March 31, 2016, the ending principle balance was $90,696, after the related party conversion noted in the Related Party section. Interest accrued as of March 31, 2016 and 2015, for the total set of notes remaining was $9,119 and $23,711, respectively.

On April 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a Promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty-four months from the date of the note, on or before August 31, 2015. The principle balance of $5,000 along with total accrued interest as of June 30, 2015 was paid in full on July 1, 2015.

On July 30, 2013, the Company entered into a loan transaction with an “accredited investor” for a promissory Note, payable with interest at 8% per annum in the amount of $5,000, convertible into shares of common stock of the Company at a price of $0.20 per share. The note is due twenty-four months from the date of the note, on or before July 30, 2015. No debt discount was recognized as the conversion price is considered “out of the money”, therefore no discount was necessary. The principle balance of $5,000 along with total accrued interest $900 as of June 30, 2015, was paid in full on July 1, 2015.

On February 26, 2013, we executed a promissory note with one of our shareholders, for $65,000 at 15% interest per annum, secured by seven of our sales orders to finance inventory purchases. The promissory note was due on or before April 20, 2013. There is no conversion feature associated with this promissory note. A payment of $20,000 was made against the principal on the note on April 1, 2013. The remaining $45,000 was extended and made part of the $95,000 convertible promissory note issued on May 24, 2013, which included an additional $50,000 promissory note as describe in the 8-K filed on May 24, 2013, with a maturity date of August 24, 2016, and conversion rate of $0.0325. The debt discount was calculated as $21,923. This note was converted on July 21, 2014, with total accrued interest of $6,041 into 3,108,944 shares. During the period ended September 30, 2014, $1,639 discount was amortized and the remaining debt discount of $15,176 was fully expensed upon conversion. Due to conversion within the terms of the note, no gain or loss was recognized.

On February 29, 2012, the Company entered into three separate convertible promissory notes in the aggregate amount of $100,000. The notes bear interest at ten percent (10%) per annum and were due on May 30, 2012. At the sole option of each respective Lender, the outstanding balance of the notes may be converted into shares of restricted Rule 144 common stock of the Borrower at a price per share of $0.05. In the event Lender elects to convert any outstanding balance due under this note into such shares, Lender shall give written notice to the Borrower seven (7) days prior to the effective date of such exercise. At Borrower’s sole option, Borrower may elect to pay Lender in cash up to one-half (1/2) of the then principal and interest due under the note. In such event, the remaining balance of principal and interest shall be converted as provided under the note agreement. On June 14, 2012, one of the notes, in the amount of $50,000, was converted into 1,028,770 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. The remaining two notes were extended, with no changes to the terms, were due and payable on June 30, 2014. On July 21, 2014, the principal balance of the notes at $35,000 and $15,000 totaling to the $50,000 plus the accrued interest of $11,959 was converted into 1,239,178 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. Discount recognized on the convertible note were fully expensed in the prior period. Due to conversion within the terms of the note, no gain or loss was recognized.

On December 3, 2012, the Company entered into a long term convertible promissory note with a board member and shareholder in the amount of $45,000. The note is convertible into common stock at a rate of $0.04 per share. The note bears interest at eight (8%) per annum and is due 36 months from the date of the agreement, on or before December 03, 2015. The proceeds from the note were used by the Company to pay off the Security Purchase Agreement (tranche 2) issued on June 4, 2012, along with any accrued interest, penalties and administrative costs. The debt discount was calculated as $18,255, of which $5,300 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $11,722. This note was converted on July 21, 2014, with total accrued interest of $1,105 into 1,152,617 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. During the period ended September 30, 2014, $1,471 discount was amortized and the remaining $10,251 was fully expensed upon conversion of the promissory note. Due to conversion within the terms of the note, no gain or loss was recognized.

On January 11, 2013, the Company entered into an 8% Convertible Promissory Note with an “accredited investor,” in the amount of $21,500, convertible into shares of common stock of the Company, at the market price of $0.065. The note is due thirty six months from the date of note. The note is secured by a secondary security interest in all of the Company’s intellectual property. The proceeds received by the Company from the sale of this note were used by the Company for prepaying the Promissory Note dated June 5, 2012 (Tranche 3), issued to Asher Enterprises, Inc., as well as any administrative costs associated with the payment. This final payment completes and pays off all outstanding notes with Asher Enterprises. The Company recognized a discount on the debt issued related to the derivative liability. This debt discount was calculated as $9,285, of which $4,592 was amortized during the twelve months ended March 31, 2014. This note was converted on July 21, 2014, with total accrued interest of $1,385 into 352,084 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. During the period ended September 30, 2014, $740 discount was amortized and the remaining $3,953 was fully expensed upon conversion of the promissory note. Due to conversion within the terms of the note, no gain or loss was recognized.

On March 22, 2013, we entered into a loan transaction that bears interest at a rate of 8% per annum, secured with one of our board members in the amount of $25,000. The note is secured by three of our accounts receivables to finance inventory purchases. This note was extended on September 30, 2013, and reclassed to a long term convertible promissory note with board member and shareholder of an 8% Convertible Promissory Note in the amount of $25,000, convertible into shares of common stock of the Company, at a price of $0.04 per share, which represents a 50% discount from the market price as of the date of the note. The note is due 36 months from the date of the note on or before September 30, 2016. The debt discount was calculated as $25,000. This note was converted on July 21, 2014, with total accrued interest as of July 21, 2014, was $1,611 into 665,274 shares. During the period ended September 30, 2014, $455 discount was amortized and the remaining $21,448 was fully expensed up conversion. Due to conversion within the term of the note, no gain or loss was recognized.

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

On September 30, 2013, the Company entered into a Promissory Note in the amount of $260,000 with one of our board members, payable with interest at 10% per annum, in cash on or before November 29, 2013. The Promissory Note funded payables and other corporate purposes of borrower. This note is secured by that certain license agreement and other agreements between borrower and Kindle Education, now Creya Learning. A long-term Convertible Promissory Note (convertible at a rate of $0.035 per share) was executed on January 8, 2014, that replaced the September 30, 2013, payable with interest at 8% per annum on or before January 8, 2017. The debt discount was calculated as $156,000, of which $22,286 was amortized during the twelve months ended March 31, 2014, leaving the discount balance remaining of $133,714. This note was converted on July 21, 2014, with total accrued interest of $18,107 into 7,945,925 shares of our “restricted” common stock in accordance with the terms of the convertible promissory note. During the period ended September 30, 2014, $12,251 was amortized and the remaining $121,463 was fully expensed upon conversion of the promissory note. Due to conversion within the terms of the note, no gain or loss was recognized.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. The Company signed a lease on February 1, 2015 on 3609 square feet of the original corporate offices for a period of 12 months, expiring on January 31, 2016. Rent expense for the corporate offices was $13,444 and 14,185 for the quarter ended March 31, 2016 and 2015, and $54,135 and $77,869 for the twelve months ended March 31, 2016 and 2015, respectively, under this lease arrangement. On December 31, 2013, the Company signed an amendment to the existing contract to reduce the leased square feet to 5,412 for $6,765/month for 12 months ending December 31, 2014. On February 1, 2015, the Company signed a new lease to reduce the square feet to 3,609 for $4,511/ month for 12 months ending January 31, 2016. The company signed a lease amendment for the main office space on May 11th for $15.48 per square foot or $4647/ month for 12 months expiring May 31, 2017.

The Company leases additional warehouse space in Boise, Idaho. This warehouse space consists of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. The lease was extended to a new expiration of October 31, 2015. The Company signed a sixth amendment on April 15, 2015, to lease an additional approximately 1400 square foot bay adjacent to the existing leased space. The Company signed a seventh amendment to extend the lease term for all bays to April 30, 2016. Rent expense for the warehouse was $6,630 and $4,170 for the quarter ended March 31, 2016 and 2015, and $25,130 and $16,225 for the twelve-months ended March 31, 2016 and 2015, respectively.

On March 15, 2016, the Company leased a warehouse, office space, and manufacturing facility of approximately 10,000 square feet for $6,300/month for 12 months. On April 28th, the company subsequently moved all inventories, property, plant, and equipment to a new warehouse facility.

The Company leased an additional learning lab site in Eagle Idaho in Q1 of fiscal year 2015. The lease term is 3 years for 1,050 sf for an annual base rent of $16,640 or $1,387 per month, with 3% growth per year.

Minimum lease obligation

over the next 5 years

Fiscal Year	Amount
2017	$136,353
2018	12,150
2019	-
2020	-
2021	-
Total	$148,503

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

On October 13, 2015, PCS filed a Summons and Complaint against Ty Jacobsen, dba Jacobsen Enterprises. The complaint primarily involved defamation and breach of contract. The Complaint is un-resolved at this time and the Company is in negotiations with Mr. Jacobsen. The outcome of this matter is unknown as of the report date.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are made up of the following at March 31, 2016 and March 31, 2015.

	March 31,
	2016	2015
Interest payable	$222,409	$68,963
Sales tax payable	334	634
Credit card debt	77243	31,685
Other	-	1,654
Total accrued expenses	$299,986	$102,936

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

				Total Issued and		Not
	Issued	Cancelled	Exercised	Outstanding	Exercisable	Vested
Balance as of March 31, 2014	27,856,655	14,789,300	9,722,210	3,345,145	2,320,145	1,025,000

Warrants	2,000,000	605,000	-	1,395,000	1,395,000	-
Common Stock Options	-	750,150	-	(750,150)	(80150)	(670,000)
Balance as of March 31, 2015	29,856,655	16,144,450	9,722,210	3,989,995	3,634,995	355,000

Warrants	-	385,000	120,000	(505,000)	(505,000)	-
Common Stock Options	1,050,000	(45,993)	65,000	1,030,993	335,993	695,000
Balance as of March 31, 2016	30,906,655	16,483,457	9,907,210	4,515,988	3,465,988	1,050,000

65,000 common stock options were exercised during the year ended March 31, 2016. No common stock options were exercised during the years ended March 31, 2015.

During the fiscal year ending March 31, 2016, the CEO exercised 25,000 options earned from an employee incentive stock option agreement dated July 15, 2012, using the cashless option into 19,000 shares of restricted common stock. The price per share was $0.06 discounted from market value of $0.25 at the time of exercise resulted in a reduction of 6,000 shares of common stock.

During the year ended March 31, 2016, the Company issued and cancelled 0 and 385,000 warrants, respectively. Stock options issued and cancelled during the same period was 1,050,000 and (45,993) respectively. During the year ending March 31, 2015, 375,000 of these options were erroneously expired. 375,000 incentive stock options were adjusted back onto the Company option ledger during the year ending March 31, 2016 together with 329,007 options expired.

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

Options

February 1, 2014, the Company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $15,926. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2015 and 2016, $5,284 and $4,970 in value of the options was expensed.

January 1, 2014, the Company granted 40,000 incentive options each to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period. A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $5,908. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2015 and 2016, $1,964 and $1,373 in value of the options was expensed.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert Grover. The expected volatility rate of 223.62% was calculated using the Company stock price over the period beginning June 1, 2009, through date of issue. A risk free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $46,175. The options vest over a three-year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. During the year ending March 31, 2015, 375,000 of these options were erroneously expired. 375,000 incentive stock options were adjusted back onto the Company option ledger during the year ending March 31, 2016. As of March 31, 2015 and 2016, $9,914 and $2,161, respectively, in value of the options was expensed.

On November 18, 2015, the Company granted 200,000 stock options to an officer, Robert Grover. The expected volatility rate of 186.52% calculated using the Company stock price over the period beginning November 17, 2015, through date of issue. A risk free interest rate of 0.80 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $14,659. The options vest over a three year period and are exercisable at $0.09 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2015 and 2016, $0 and $5,392 in value of the options was expensed.

On February 16, 2016, the Company granted 850,000 incentive stock options to three employees. The expected volatility rate of 218.68% was calculated using the Company stock price over the period beginning February 14, 2014 through date of issue. A risk free interest rate of 0.29 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of these options was $24,154. The options vest over a two-year period and are exercisable at $0.04 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of March 31, 2015 and 2016, $0 and $1,373 in value of the options was expensed.

Warrants

On September 12, 2013, the Company issued contingent warrants to purchase an aggregate of 30,000 shares of restricted Rule 144 common stock at $0.10 to $0.20 per share. The warrant expires 18 months from date of warrant. The warrants were valued using the Black Scholes Valuation Model, resulting in a fair value of $1,581. The warrants expired on March 17, 2015.

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

On January 22, 2015, the Company issued 2,000,000 warrants to a shareholder and Board member with a 36 month term to purchase “restricted” Rule 144 Common Stock, no par value (the “Share”), as consideration for the issuance of a promissory note in the amount of $400,000, from the Company at a purchase price of $0.04 per share of Common Stock (the “Exercise Price”). These Warrants are fully vested and exercisable. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model. The assumptions used in the model included the historical volatility of the Company’s stock of 180%, and the risk-free rate for the periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.35%. The resulting fair value is $66,717. This value was recorded as a debt discount and is being amortized over the life of the loan. $28,533 was amortized as of March 31, 2015.

On July 30, 2015, 120,000 common stock warrants were exercised at a price of $.07 per share for a total of $8,400, resulting in the issuance of 120,000 shares of “restricted” common stock.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the fiscal year ending March 31, 2016, the Company converted 692,300 restricted stock units (RSUs) of the 692,300 issued to common stock for non-management directors for services rendered during the period September 1, 2014, to September 30, 2015, at a rate of one share of common stock for each restricted stock unit. See Note 8.

During the fiscal year ending March 31, 2016, the Company issued 377,000 shares of common stock to employees. The per share price range was $0.04 to $0.10 for a net value of $17,500 based on the closing price of the Company’s common stock on the date of grant. See Note 8.

During the fiscal year ending March 31, 2016, the Company issued 1,066,006 shares of common stock for the conversion of promissory notes issued to a private investor, former officer, and members of the board of directors. The price per share value of $0.15 resulted in a net value of $159,901. Due to conversion within the terms of the note, no gain or loss was recorded as a result of the conversion. See Note 8.

During the fiscal year ended March 31, 2016, and March 31, 2015, the Company entered into various loan transactions with a member of the Board of Directors and Shareholder, Todd Hackett. The loans were done at arms-length and are fully disclosed in Note 9.

During the fiscal yeard ending March 31, 2016, the Company issued 27,000 shares of common stock to employees. The per share option range was $0.05 to $0.06, but the cashless option was exercised. See Note 8.

During the fiscal year ending March 31, 2015, the Company converted 489,286 restricted stock units (RSUs) of the 489,286 issued to common stock for non-management directors for services rendered during the period September 1, 2013, to August 31, 2014, at a rate of one share of common stock for each restricted stock unit. See Note 8.

During the fiscal year ending March 31, 2015, the Company issued 170,000 shares of common stock to employees. The per share price range was $0.04 to $0.52 for a net value of $8,1600 based on the closing price of the Company’s common stock on the date of grant. See Note 8.

During the fiscal year ending March 31, 2015, the Company issued 18,455,666 shares of common stock for the conversion of promissory notes issued to a private investor, former officer, and members of the board of directors. The price per share value ranged from $0.03 to $0.06 resulting in a net value of $696,374. Due to conversion within the terms of the note, no gain or loss was recorded as a result of the conversion. See Note 8.

During the year ended March 31, 2015, the Company issued 400,000 shares of common stock in settled mediation of a previous employment contract. The per share was $0.06 for a net value of $22,000 based on the closing price of the Company’s common stock on the date of grant. See Note 8.

During the fiscal year ended March 31, 2016, and March 31, 2015, the Company entered into various loan transactions with members of the Board of Directors (Todd Hackett and Murali Ranganathan) and Shareholders. The loans were done at arms-length and are fully disclosed in Note 9.

During the fiscal year ending March 31, 2015, the Company issued 40,000 shares of common stock to an employee. The per share is $0.05 for a net value of $2,000 based on the closing price of the Company’s common stock on the date of grant. See Note 8.

During the fiscal year ending March 31, 2015, the Company issued 40,000 shares of common stock to an employee. The per share is $0.04 for a net value of $1,600 based on the closing price of the Company’s common stock on the date of grant. See Note 8.

During the fiscal year ending March 31, 2015, the Company issued 10,000 shares of common stock to an employee. The per share is $0.04 for a net value of $400 based on the closing price of the Company’s common stock on the date of grant. See Note 8.

NOTE 14 - ACCOUNTS RECEIVABLE

The Company’s concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers, which generally range from net 15 to 30 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. The allowance is based on the higher of the prior three-year historical uncollectable accounts as a percentage of sales or specifically identified aging accounts over 90 days. Total bad debt allowance as of March 31, 2016 and 2015, was $2,096 and $3,184, respectively.

NOTE 15 - OTHER ASSETS

During the year ended March 31, 2009, the Company contracted for the production of a plastic mold (a covering for the third generation proprietary electronic controller, “The Brain”). The Brain is incorporated into AOR product line. The cost of the mold was $28,426. The cost is amortized on a per unit basis with a total estimated 10,000 units. As of March 31, 2013, the Company had amortized 2,805 units. Due to usage of the mold being slower than anticipated an additional amortization charge of $4,592 was recorded during the year ended March 31, 2012, to better approximate straight-line depreciation. During the fiscal year ended March 31, 2013, the Company continued to use the straight-line method to depreciate the mold. As a cost savings measure the Company outsourced some of its manufacturing to a company in China for the controller case, “The Brain”, in which a new mold was created. The cost of the mold was $7,088 USD. Use of this mold began in December 2012, in which at that time amortization began using the straight-line method. Amortization of the mold is included in cost of sales for AOR. The Company recorded a charge of $4,439 during the fiscal year ended March 31, 2014, for the amortization of both molds. The Company recorded a charge of $4,439 during the fiscal year ended March 31, 2015, for the amortization of both molds. The Company recorded a charge of $10,229 during the fiscal year ended March 31, 2016, for the amortization of both molds.

NOTE 16 - ACQUISITION

Thrust UAV Transaction

On February 15, 2016, the Company purchased substantially all of the assets of Thrust UAV, LLC (Thrust). Pursuant to the acquisition agreement, the Company purchased substantially all of the assets of Thrust not including cash on hand, all accounts and other receivables of Thrust UAV. The Company assumed debt owed to two previous investors in Thrust UAV. The acquisition expanded the Company's technical capabilities, resources, and product offerings.

Pursuant to the acquisition agreement, the Company paid the following consideration: $108,547 payable to two prior investors in two short term promissory notes to be paid in 9 equal instalments starting on April 1, 2016 and the final payment on December 1, 2016. The acquisition has been accounted for under the acquisition method of accounting, and the Company valued all assets and liabilities acquired at their estimated fair values on the date of acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The operating results for Thrust UAV have been included in the Company’s consolidated financial statements since the acquisition date.

The purchase price allocation is based on estimates of fair value as follows:

Machinery & Equipment	$5,685
Contracts	92,265
Trade-name and brand	9,328
Goodwill	1,270
Total acquisition cost allocated	$108,547

The purchase price consists of the following:

Unsecured 9 month promissory notes	$108,547

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The useful lives of the acquired Thrust UAV intangibles are as follows:

Useful Lives (Years)
Machinery & Equipment	1
Contracts	1
Trade Name	1

Proforma results of operations are not presented due to the investment test not reaching a level of significant acquisition.

NOTE 17 - OTHER INCOME

Other income is made up of the following at March 31, 2016 and March 31, 2015.

	2016	2015
Interest Income	-	3057
Gain on Bad Debt Collection	-	2,996
Gain on Cancellation of Debt	-	4,414
Other	-	1,868
Total Other Income	$-	$12,335

NOTE 18 - SUBSEQUENT EVENTS

On April 1, 2016, the Company executed a promissory note with one of our shareholders and board member, for $100,000 at 10% interest per annum, due April 30, 2015. This note due date was subsequently extended to June 30, 2016, and then the $100,000 principal balance was rolled with the: April 19, 2016, $40,000 note; February 6, 2016, $100,000 note; March 16, 2016, $100,000 note. The resulting $340,000 promissory note bearing an interest rate of ten percent (10%) per annum has a due date of December 31, 2016.

On April 29, 2016, the Company executed a promissory note with one of our shareholders and board member, for $40,000 at 10% interest per annum, due May 31, 2016. This note due date was subsequently extended to June 30, 2016, and then the $100,000 principle balance was rolled with the: April 11, 2016, $100,000 note; February 6, 2016, $100,000 note; March 16, 2016, $100,000 note. The resulting $340,000 promissory note bearing an interest rate of ten percent (10%) per annum has a due date of December 31, 2016.

The Company executed a promissory note with one of our shareholders and board members in the amount of $892,679. The note is non-convertible and bears an interest rate of 10% per annum, and due April 30, 2015. This note due date was subsequently extended to May 31, 2016. On June 8, 2016, this note was consolidated with the January 15, 2016, $400,000 promissory note to form a $1,292,679 non-convertible note bearing an interest rate of 10% per annum and due July 15, 2018.

On January 16, 2015, the Company executed a non-convertible promissory note with warrants attached, with one of our shareholders and board members, for $400,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU Contract 0006/2017 Work Orders 5, 6, 7, and 8 less Zakat and holdback, to finance operations and inventory purchases. The warrants were valued using the stock price on the date of grant, discount rates 0.35%, and volatility approximating 180%. The value of the debt discount is accreted up to the face value of the promissory note over the term of the note using the effective interest method. This note was subsequently extended to April 30, 2016, and then combined with the $892,679 note on June 8, 2016, totaling to a principal balance of $1,292,679 extended to July 15, 2018.

On February 17, 2015, the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by T4EDU existing AR on completed contracts, to finance operations and inventory purchases. This note due date was extended to April 30, 2016, and then May 31, 2016. This promissory note was consolidated with the remaining $40,000 principal balance on the April 20, 2015, promissory note to form a $175,000 promissory note at 10% interest per annum, due January 15, 2019.

On April 20, 2015, the Company executed a promissory note with one of our shareholders and board members, for $135,000 at 10% interest per annum, due June 30, 2015, secured by existing AR, to finance operations and inventory purchases. There is no conversion feature associated with this promissory note. This note was extended to January 31, 2016. Principal payments of $95,000 were made by the Company in September 2015, leaving a $40,000 principal balance outstanding on December 31, 2015. There is no conversion feature associated with this Promissory Note. This note was extended to May 31, 2016. This promissory note was consolidated with the remaining February 17, 2015, promissory note $135,000 principle balance on the April 20, 2015, promissory note to form a $175,000 promissory note at 10% interest per annum, due January 15, 2019.

On April 29, 2016, Todd R. Hackett, the Company’s Co-CEO, shareholder, predominant promissory note holder, and Board of Directors member, converted into shares the October 21, 2014, $200,000 convertible promissory note, at the contracted market price of $0.04. This note was converted along with accrued interest on April 29, 2016, into 5,763,014 shares of common stock.

As of March 31, 2015, the ending principal balance was $90,696, of the March 31, 2011, $215,000 original aggregate promissory notes. These two remaining note holders subsequently agreed on April 29, 2016, to extend these notes to be due April 30, 2017.

On April 27, 2016, the Board of Directors resolved to pay the supplemental compensation defined in Robert O. Grover’s November 18, 2015, agreement in equal installments from May 5, 2016, through January 5, 2017.

The Company signed a lease amendment for the main office space on May 11th for $15.48 per square foot or $4647/ month for 12 months expiring May 31, 2017.

On March 15, 2016, the Company leased a warehouse, office space, and manufacturing facility of approximately 10,000 square feet for $6,300/ month for 12 months. On April 28th, the company subsequently moved all inventories, property, plant, and equipment to a new warehouse facility.

On April 1, 2016, the Company executed a promissory note with one of our shareholders and board members, for $100,000 at 10% interest per annum, due April 30, 2016, This note due date was subsequently extended to June 30, 2016, and on June 8, 2016, consolidate with existing notes for new principle balance of $340,000 extended to December 31, 2016.

On April 19, 2016, the Company executed a promissory note with one of our shareholders and board members, for $40,000 at 10% interest per annum, due April 30, 2016, This note due date was subsequently extended to June 30, 2016, and on June 8, 2016, consolidate with existing notes for new principle balance of $340,000 extended to December 31, 2016.

On April 29, 2016, Todd R. Hackett converted the convertible promissory note created October 21, 2014, at 10% interest, in the amount of $200,000, with accrued interest of $30,521 into 5,763,014 shares of common stock of the Company, at the market price of $0.04.

On May 26, 2016, the Company Director and Officer insurance policy was not renewed. A 12 month run-off policy was purchased.

On June 7, 2016, the Board of Directors accepted Russelee Horsburgh’s resignation of the Vice President and Treasurer positions and principle financial officer’s responsibilities. She will remain an employee of the company and continue in a financial reporting role while supporting the transition and new Vice President and Treasurer starting July 1, 2016.

On June 8, 2016, the sole member of the Board of Directors, Todd R. Hackett, consolidated all existing promissory notes and extended them as follows:

03/31/16 Principal Balance	Origination Date	Original Due Date	Amended Due Date	Consolidated Note Due Date	Interest Rate	Principal 03/31/16	Interest Accrued 03/31/16	Consolidated Note Balance
$892,679	10/21/2014	5/31/2015	6/30/2016		10.00%	$892,679	$111,768
$400,000	1/16/2015	6/30/2015	6/30/2016	7/15/2018	10.00%	$400,000	$30,247	$1,292,679
$135,000	2/17/15,3/5/15	6/30/2015	6/30/2016		10.00%	$135,000	$14,947
$40,000	4/20/2015	6/30/2015	6/30/2016	1/15/2019	10.00%	$40,000	$8,045	$175,000
$100,000	2/6/2016	2/29/2016	6/30/2016		10.00%	$100,000	$1,452
$100,000	3/16/2016	4/30/2016	6/30/2016		10.00%	$100,000	$384
$100,000	4/1/2016	4/30/2016	6/30/2016		10.00%	$100,000	n/a
$40,000	4/19/2016	4/30/2016	6/30/2016	12/31/2016	10.00%	$100,000	n/a	$340,000

On June 8, 2016, the sole member of the Board of Directors, Todd R. Hackett, appointed Robert O. Grover and Michael Bledsoe, as uncompensated Directors, to the Board of Directors.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as the SEC defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer, Executive Vice President and Principle Financial Officer, in this case, our Vice President/Controller, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2016. Based on this evaluation, the Chief Executive Officer, Executive Vice President and Principal Financial Officer, in this case, our Vice President/Controller, concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer, Executive Vice President and Principal Financial Officer, in this case, our Vice President/Controller, as appropriate to allow timely decisions regarding required disclosure were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company’s year-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer, Executive Vice President and Principal Financial Officer, in this case, our Vice President/Controller, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the Chief Executive Officer, Executive Vice President and Principlal Financial Officer, in this case, our Vice President/Controller, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting. This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Based on this evaluation, our management, with the participation of the Chief Executive Officer, Executive Vice President and Principal Financial Officer, in this case, our Vice President/Controller, concluded, as of March 31, 2016, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Changes in Internal Control Over Financial Reporting

None.

Item 9(B). Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age		Position
Robert O. Grover	53	Appointed 01/04/12	Executive Vice President
Russelee V. Horsburgh	44	Appointed 02/01/15	Vice President/Treasurer
Todd R. Hackett	55	Appointed 08/03/12	CEO & Chairman/Director

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

Russelee V. Horsburgh. On February 1, 2015, Ms. Horsburgh was appointed as Vice President and Treasurer. Ms. Horsburgh started as the Controller in January of 2014. Ms. Horsburgh brings 20 plus years of executive leadership, financial management, and accountancy experience to PCS; the last 10 years specifically as Controller and interim General Manager for Doubletree Riverside Hotel and personal real estate investments. Russelee Horsburgh earned her Bachelor in Accountancy and MBA (Financial Emphasis) from Boise State University.

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

Significant Employees.

None.

Family Relationships.

Heidi Grover, the spouse of Robert Grover, our Executive Vice President, works for the company as Director of Product Development. Mr. Grover’s daughter, Dahlton Grover, currently works for the company as Channel Partner Development.

Involvement in Certain Legal Proceedings.

None.

Compliance with Section 16(a) of the Exchange Act.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics.

We adopted a Code of Ethics and it was attached as Exhibit 14 to our 2004 Annual Report. The Code was revised in 2016 and is available on our web site at: http://pcsv.global/atest

Corporate Governance

Nominating Committee.

No changes have been made to the process by which shareholders may nominate a person or persons to serve as a member of the Company’s Board of Directors.

Audit Committee.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for our annual audit and quarterly reviews of our financial statements. The audit committee presently consists of Board member Todd R. Hackett, who is the sole member of the Board of Directors and is not considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review the annual and quarterly financial results and discuss any issues. In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.  Our Audit Committee Charter provides for two independent directors with financial literacy requirements of companies listed on the New York Stock Exchange.  We are presently seeking avenues to comply with these requirements, and these portions of our Audit Committee Charter are temporarily suspended until we satisfy these requirements or amend our Audit Committee Charter.  As a smaller reporting company, we are not required to have an audit committee.

Item 11. Executive Compensation.

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2014-2016

The following table provides information relative to compensation paid to our executive officers for the years ended March 31, 2014 through March 31, 2016. During the fiscal year ended March 31, 2016, Mr. Grover’s salary comprised 17.4% of the total compensation paid to all employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
Robert O.	FY2016	100,000	5,000	5,000	200,000			(i)	105,000
Grover,	FY2015	100,000						(i)	100,000
EVP	FY2014	100,000						(i)	100,000
Russelee V Horsburgh,	FY2016	81,120						(i)	81,120
VP &	FY2015	72,800						(i)	72,800
Treasurer	FY2014

(i). Aggregate amount of other compensation is less than $50,000 or 10% of the total annual salary and bonus reported.

Options Grants in Last Fiscal Year.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2016

There were no equity-based awards granted to our executive officers for the fiscal year ended March 31, 2016.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert O. Grover, CEO		-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	—
		-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert O. Grover	225,000	-	-	0.05	05/17/17	-	-	-	-
Robert O. Grover	200,000	-	-	0.09	11/18/18	-	-	-	-
Russelee V. Horsburgh	70,000	-	30000	0.032	02/01/18	-	-	-	-

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR

The following table provides information related to stock option exercises by executive officers of the Company, as well as any stock awards vesting during the Fiscal Year Ended March 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert O. Grover	19,000	-	50,000	5,000

Audit Committee Financial Expert.

We chartered an audit committee in 2001 for the purpose of engaging an accounting firm, which is currently M&K CPAs, PLLC, for the annual audit and quarterly reviews. The audit committee currently consists of Board member Todd Hackett. Todd Hackett is not considered an audit committee financial expert based on his previous work experience and the definition contained in Reg. 228.401 Instructions to paragraph (e)(1) of Item 401 of the Sarbanes-Oxley Act. The audit committee continued to implement its Charter regarding the scope and responsibilities for the audit committee adopted in fiscal year 2005 and revised in fiscal year 2010. The audit committee meets with M&K CPAs, PLLC via telephone on a quarterly basis and meets separately with management to review quarterly financial results and discuss any issues. The audit committee facilitated a teleconference meeting with the Board of Directors and M&K CPAs, PLLC during the Company’s Annual Meeting. In addition, the audit committee discusses auditing issues as needed during regularly scheduled board meetings, which are documented in the Company’s minutes.

Compensation of Directors.

Effective October 1, 2009, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board to be $30,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines. Effective September 1, 2012, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board be reduced to $15,000 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines. Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. Effective September 1, 2014, the Board resolved and adopted the annual fees to be paid to outside Directors of the Board be reduced to $7,500 annually and paid in the form of Restricted Stock Units, or other form authorized under the PCS 2009 Equity Incentive Plan as the Board determines. Effective July 30, 2014, with respect to the time period of director service from September 1, 2014 through September 30, 2015, the Board approved the grant to each Director for compensation for service of 150,000 Restricted Stock Units under the PCS Equity Incentive Plan.  The one-time 13-month term will allow the future yearly grant timing to match the Annual Meeting cycle. Restricted Stock Units are subject to forfeiture as described in the 2009 Plan. On September 24, 2015 the Board of Directors granted 81,000 shares as compensation for the service period from October 1, 2015 to September 30, 2016. As of March 31, 2016, the Company had $3,240 of director fees accrued. The non-independent directors are excluded from receiving additional compensation as a Board member beginning the second fiscal quarter of 2006 by unanimous consent of the Board.

The following table shows awards and payments to outside Directors of our Board for fiscal year 2016 as compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Sue K Redman	-	46,150	(i)	-	-	-	-	46,150
Paula LuPriore	-	46,150	(i)	-	-	-	-	46,150
Todd Hackett	-	150,000		-	-	-	-	150,000
Britt Ide		150,000	(ii)	-	-	-	-	150,000
Murali Ranganathan	-	150,000		-	-	-	-	150,000

(i) K. Sue Redman & Paula Lupriore resigned effective December, 2015, as announced in an 8-K Current Report dated December 10, 2015. Restricted Stock Unit agreements for non-management directors call for payment of current year director fees via issuance of restricted stock units over a vesting period to September 30 of the current fiscal year, and reelection at the next annual shareholder meeting. Therefore K. Sue Redman & Paula Lupriore’s Restricted Stock Units for the period October 1, 2015, to date of resignation was forfeited upon resignation.

(ii) Britt Ide resigned effective November 1, 2015, as announced in an 8-K Current Report dated November 1, 2015. Restricted Stock Unit agreements for non-management directors call for payment of current year director fees via issuance of restricted stock units over a vesting period to September 30 of the current fiscal year, and reelection at the next annual shareholder meeting. Therefore Britt Ide’s Restricted Stock Units for the period October 1, 2015, to date of resignation was forfeited upon resignation.

(iii) Murali Ranganathan resigned effective November 30, 2015, as announced in an 8-K Current Report dated November 19, 2015. Restricted Stock Unit agreements for non-management directors call for payment of current year director fees via issuance of restricted stock units over a vesting period to September 30 of the current fiscal year, and reelection at the next annual shareholder meeting. Therefore Murali Ranganathan’s Restricted Stock Units for the period October 1, 2015, to date of resignation was forfeited upon resignation.

Employment Agreements

We had written employment agreements with the following employees:

ROBERT O. GROVER

We entered into a revised employment agreement with Robert O. Grover on November 19, 2015, in which Mr. Grover will serve as Executive Vice President focused on product delivery, market development, and revenue growth. His salary remained unchanged and was provided with a 50,000 share stock grant, 200,000 incentive share options, and an opportunity to earn $50,000 in cash bonuses upon achieving certain company milestones and continuing to serve as an employee for a one year period.

Stock Option Plans and Other Incentive Compensation Plans.

On August 27, 2009, the Board of Directors adopted and the shareholders subsequently approved the PCS Edventures!.com, Inc. 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan was designed to replace the existing 2004 Nonqualified Stock Option Plan (“2004 Plan”). The 2009 Plan provides for the grant of various types of equity instruments, including grants of restricted and unrestricted PCS common stock as well as options and other types of awards. The 2009 Plan was implemented to align the interests of the Company’s employees with those of the shareholders and to motivate, attract, and retain its employees and provide an incentive for outstanding performance. An 8-K Current Report was filed on November 19, 2009. On April 4, 2012, the Board adopted and the shareholders approved an Amendment to an increase in the number of shares of common stock available for grants, incentive or other purposes under the Company’s 2009 Equity Incentive Plan from 4,000,000 shares to 8,000,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Others

CERTAIN BENEFICIAL OWNERS

The following table outlines information provided to the Company as of March 31, 2016, regarding beneficial ownership of PCS common stock by the Company’s directors, executive management, and any 5% beneficial owners:

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Owned		Shares Issuable Upon Exercise of Options	Shares Issuable Upon Receipt of Restricted Stock Units	Shares Issuable Upon Exercise of Warrants	Shares Issuable Upon Exercise of Convertible Note	Total	Percentage Owned (5)
Robert O. Grover, Executive Vice President 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	834,374		425,000				1,259,374	1.65%
Russelee V. Horsburgh 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	-		70,000				70,000	Less than 1.0%
Todd Hackett CEO & Chairman/Director 345 Bobwhite Court, Suite 200 Boise, ID 83706	25,525,390	(1)	-	81,000	2,000,000	5,763,014	33,369,404	43.7%
Murali Ranganathan Director 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	1,172,417		-	-	-	-	1,172,417	1.5%
Britt Ide Director and Secretary 345 Bobwhite Court, Suite 200 Boise, Idaho 83706	275,000		-	-	-	-	275,000	Less than 1.0%
K. Sue Redman Director 345 Bobwhite Dt, Suite 200 Boise, ID 83706	46,150		-	-	-	-	46,150	Less than 1%
Paula LuPriore Director 345 Bobwhite Ct, Suite 200 Boise, ID 83706	46,150		-	-	-	-	46,150	Less Than 1.0%
All officers and directors (as a group)	27,899,481		495,000	81,000	2,000,000	5,763,014	36,238,495	47.4%

1.	Unless otherwise noted above, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. Currently, Todd Hackett is the only beneficial owner, as defined by the Securities Exchange Commission as owners with greater than 5% ownership.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Please refer to Note 13 of the Company’s financial statements for a full disclosure at March 31, 2016 and 2015.

Parents.

None, not applicable.

Promoters and Control Persons.

None.

Director Independence.

We believe that the sole member of our Board of Directors, our Chief Executive Officer, largest promissory note and shareholder, Todd R. Hackett, is not independent based on the following definition of NASDAQ, which is quoted below from Rule 5605(a)(2):  “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For purposes of this rule, “Family Member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. The following persons shall not be considered independent:

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

Our Board of Directors has adopted this definition of an “independent director” even though we are not required to have independent directors.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountants

Fee Category	FY2016	FY2015
Audit Fees	$51,750	$46,626
Audit Related Fees	500	500
Tax Fees	1,910	1,556
Total Fees	$54,160	$48,682

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Pre-approval and Policies

The Audit Committee must approve all audit and non-audit engagements of our independent public accounting firm in writing.

PART IV

Item 15. Exhibits.

(a)(3)

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit 3.1	Second Amended and Restated Articles of Incorporation filed October 2, 2006.
Exhibit 3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation filed April 4, 2012.
Exhibit 3.2	Third Amended By-Laws.
Exhibit 14	Code of Ethics.
Exhibit 31.1	302 Certification.
Exhibit 31.2	302 Certification.
Exhibit 31.3	302 Certification.
Exhibit 32.1	906 Certification.
Exhibit 32.2	906 Certification.
Exhibit 32.3	906 Certification.

Exhibits. The following exhibits are incorporated by reference:

Exhibit 10.1	Press Release Contract Notice, 8-K Current Report dated June 15, 2016, filed June 15, 2016
Exhibit 10.2	Press Release Election of Director, 8-K Current Report dated June 14, 2016, filed June 14, 2016
Exhibit 10.3	Press Release Promissory Note Extension, 8-K Current Report dated June 13, 2016, filed June 13, 2016
Exhibit 10.4	Election of Director, 8-K Current Report dated June 7, 2016, filed June 13, 2016
Exhibit 10.5	Form of Promissory Note Extension, 8-K Current Report dated June 8, 2016, filed June 13, 2016
Exhibit 10.6	Press Release FY 2016 results, 8-K Current Report dated June 6 filed June 6, 2016
Exhibit 10.7	Form of Extension, 8-K Current Report dated April 29, 2016, filed May 31, 2016
Exhibit 10.8	Schedule 13D/A2 dated April 29, 2016, filed May 20, 2016
Exhibit 10.9	Press Release Product Launch, 8-K Current Report dated May 19, 2016, filed May 20, 2016
Exhibit 10.10	Form of Extension, 8-K Current Report dated April 29, 2016, filed May 03, 2016
Exhibit 10.11	Form of Extension, 8-K Current Report dated April 29, 2016, filed April 29, 2016
Exhibit 10.12	Press Release Product Update, 8-K Current Report dated April 28, 2016, filed April 28, 2016
Exhibit 10.13	Promissory Note, 8-K Current Report dated April 19, 2016, filed April 20, 2016Exhibit 10.11 Press Release MOU, 8-K Current Report dated April 7, 2016, filed April 8, 2016
Exhibit 10.14	Press Release Product Launch, 8-K Current Report dated April 6, 2016, filed April 6, 2016
Exhibit 10.15	Form of Extension, 8-K Current Report dated April 1, 2016, filed April 5, 2016
Exhibit 10.16	Promissory Note, 8-K Current Report dated March 16, 2016, filed March 18, 2016
Exhibit10.17	Press Release Events 8-K Current Report dated March 10, 2016, filed March 11, 2016
Exhibit 10.18	Press Release Rio Tinto 8-K Current Report dated March 9, 2016, filed March 9, 2016
Exhibit 10.19	Press Release MOU, 8-K Current Report dated March 8, 2016, filed March 8, 2016
Exhibit 10.20	Form of Extension, 8-K Current Report dated February 29, 2016, filed March 1, 2016
Exhibit 10.21	Press Release MOU, 8-K Current Report dated February 22, 2016, filed February 29, 2016
Exhibit 10.22	Press Release Order Announced, 8-K Current Report dated February 22, 2016, filed February 25, 2016
Exhibit 10.23	Press Release Contract, 8-K Current Report dated February 23, 2016, filed February 23, 2016
Exhibit 10.24	Asset Acquisition Agreement, 8-K Current Report dated February 16, 2016, filed February 18, 2016
Exhibit 10.25	Promissory Note, 8-K Current Report dated February 6, 2016, filed February 9, 2016
Exhibit 10.26	Press Release Shareholder update, 8-K Current Report dated February 8, 2016, filed February 9, 2016
Exhibit 10.27	Form of Extension, 8-K Current Report dated January 27, 2016, filed February 1, 2016
Exhibit 10.28	Shareholder Update, 8-K Current Report dated January 26, filed January 27, 2016
Exhibit 10.29	Form of Extension, 8-K Current Report dated December 31, 2015, filed January 1, 2016
Exhibit 10.30	Departure of Director, 8-K Current Report dated December 10, 2015, filed December 15, 2015

Exhibit 10.31	Form of Extension, 8-K Current Report dated November 30, 2015, filed December 1, 2015
Exhibit 10.32	Press Release Droneology, 8-K Current Report dated December 1, 2015, filed December 1, 2015
Exhibit 10.33	Departure of Director, 8-K Current Report dated November 19, 2015, filed November 20, 2015
Exhibit 10.34	Departure of Director, 8-K Current Report dated November 1, 2015, filed November 3, 2015
Exhibit 10.35	Shareholder Update, 8-K Current Report dated October 21, 2015 filed October 28, 2015
Exhibit 10.36	Other Information, 8-K Current Report dated October 13, 2015, filed October 19, 2015
Exhibit 10.37	Matters to Shareholder Vote, 8-K Current Report dated September 25, 2015, filed October 19, 2015
Exhibit 10.38	Promissory Note Default, 8-K Current Report dated October 1, 2015, filed October 16, 2015
Exhibit 10.39	Other Event Charter &Appointment, 8-K Current Report dated September 24, 2015, filed October 13, 2015
Exhibit 10.40	Form of Extension, 8-K Current Report dated September 17, 2015, filed September 21, 2015
Exhibit 10.41	Press Release, 8-K Current Report dated September 21, 2015, filed September 21, 2015
Exhibit 10.42	Press Release, 8-K Current Report dated August 31, 2015, filed September 1, 2015
Exhibit 10.43	Press Release, 8-K Current Report dated August 28, 2015, filed August 31, 2015
Exhibit 10.44	Press Release, 8-K Current Report dated August 27, 2015, filed August 27, 2015
Exhibit 10.45	Press Release, 8-K Current Report dated August 13, 2015, filed August 13, 2015
Exhibit 10.46	Press Release, 8-K Current Report dated August 10, 2015, filed August 10, 2015
Exhibit 10.47	Press Release, 8-K Current Report dated July 30, 2015, filed July 30, 2015
Exhibit 10.48	Form of Promissory Note and Election to Convert Promissory Note, 8-K Current Report dated July 13, 2015, filed July 23, 2015
Exhibit 10.49	Press Release, 8-K Current Report dated July 8, 2015, filed July 8, 2015
Exhibit 10.50	Press Release, 8-K Current Report dated July 6, 2015, filed July 6, 2015
Exhibit 10.51	Press Release, 8-K Current Report dated June 25, 2015, filed June 29, 2015
Exhibit 10.52	Election of a Director, 8-K/A Current Report dated May 27, 2015, filed June 1, 2015
Exhibit 10.53	Election of a Director, 8-K Current Report dated May 20, 2015, filed June 1, 2015
Exhibit 10.54	Election of a Director, 8-K Current Report dated May 20, 2015, filed May 27, 2015
Exhibit 10.55	Form of Extension, 8-K Current Report dated May 20, 2015 filed May 27, 2015
Exhibit 10.56	Press Release, 8-K filed April 23, 2015
Exhibit 10.57	Form of Promissory Note, 8-K Current Report dated February 5, 2015 filed February 10, 2015
Exhibit 10.58	Form of Warrant, 8-K Current Report dated February 5, 2015 filed February 10, 2015
Exhibit 10.59	Form of Promissory Note, 8-K Current Report dated January 31, 2015 filed February 5, 2015
Exhibit 10.60	Departure of Director, 8-K Current Report dated January 31,, 2015filed January 6, 2015
Exhibit 10.61	Convertible Promissory Note, 8-K Current Report dated July 30, 2014 filed July 31, 2014
Exhibit 10.62	Election of Director, 8-K Current Report dated July 30, 2014 filed June 3, 2014

101 INS	XBRL Instance Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	06/22/2016	By:	/s/ Todd Hackett
Todd Hackett
CEO and Director

Dated:	06/22/2016	By:	/s/ Robert O. Grover
Robert O. Grover
Executive Vice President

Dated:	06/22/2016	By:	/s/ Russelee V. Horsburgh
Russelee V. Horsburgh
Interim Principle Financial Officer

