Form 10-Q
period 2016-06-30
PCS EDVENTURES COM INC
filed 2016-08-10
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 5, 2016: 82,480,682 shares of Common Stock

The August 5, 2016 share count does not include 6,250,000 shares sold effective July 18, 2016, in a private placement which, when issued, would bring the total outstanding shares to 88,730,682.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Balance Sheets

	June 30, 2016	March 31, 2016
	(unaudited)
CURRENT ASSETS
Cash	$117,929	$54,357
Accounts receivable, net of allowance for doubtful accounts of $2,096 and $2,096, respectively	301,144	752,922
Prepaid expenses	20,913	66,228
Finished goods inventory	176,740	192,527
Other Receivable	6,533	33,319
Intangible Assets, Net	62,075	87,523
Total Current Assets	685,334	1,186,876

FIXED ASSETS, net of accumulated depreciation of $158,128 and $155,307, respectively	15,860	18,680
GOODWILL	1,270	1,270
OTHER ASSETS
Deposits	13,214	14,396
Total Other Assets	13,214	14,396
TOTAL ASSETS	$715,678	$1,221,222

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Balance Sheets

(Unaudited)

	June 30, 2016	March 31, 2016
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$147,033	$417,923
Payroll liabilities payable	45,944	42,054
Accrued expenses	322,948	299,986
Deferred revenue	46,179	49,778
Note payable, convertible, related party, net discount of $0 and $0, respectively.	-	200,000
Note payable	104,015	149,878
Note payable, related party, net discount of $0 and $0 respectively.	400,491	1,667,679
Lines of credit payable	16,613	21,092
Total Current Liabilities	1,083,223	2,848,390

Notes payable, related party, long term	1,467,680	59,707
Notes payable, long term, convertible	90,696	90,696
Total Liabilities	$2,641,599	$2,998,793

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 authorized shares, 82,280,682 and 76,442,668 shares issued and outstanding, respectively	38,515,355	38,271,248
Stock payable	20,860	3,240
Accumulated deficit	(40,462,136)	(40,052,059)
Total Stockholders’ Equity (Deficit)	(1,925,921)	(1,777,571)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$715,678	$1,221,222

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Operations

(Unaudited)

	For the three months ended June 30,
	2016	2015
REVENUES
Domestic STEM Sales	$602,919	$925,701
International Revenue	3,750	287,568
Learning Center Revenue	42,820	69,308
License and Royalty Revenue	4,166	8,642
Total Revenues	653,655	1,291,219

COST OF SALES	396,144	548,713

GROSS PROFIT	257,511	742,506

OPERATING EXPENSE
Salaries and wages	265,067	182,545
Depreciation and amortization expense	28,269	2,598
General and administrative expenses	321,496	323,997
Total Operating Expenses	614,832	509,140

OPERATING INCOME (LOSS)	(357,321)	233,366
OTHER EXPENSES
Interest expense	(52,756)	(102,501)
Total Other Expenses	(52,756)	(102,501)

NET INCOME (LOSS)	(410,077)	130,865

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(410,077)	$130,865

Net income or (loss) per common share
Basic	$(0.01)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	80,418,842	74,235,284
Diluted	84,818,314	78,791,182

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	# of				Total
	Common	Capital	Stock	Accumulated	Shareholders’
	Shares O/S	Stock	Payable	Deficit	Equity (Deficit)
Balance at 03/31/16	76,442,668	$38,271,248	$3,240	$(40,052,059)	$(1,777,571)
Stock payable for Employee	__	__	16,000	__	16,000
Stock issued for Services	75,000	6,250	__	__	6,250
RSU grants	__	__	1,620	__	1,620
Conversion of notes payable for common stock	5,763,014	230,521	__	__	230,521
Option Expense	__	7,336	__	__	7,336
Net Loss	__	__	__	(410,077)	(410,077)
Balance at 06/30/2016 (unaudited)	82,280,682	$38,515,355	$20,860	$(40,462,136)	$(1,925,921)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(410,077)	$130,865
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Debt discount amortization	-	47,941
Amortization of intangible assets	26,630	-
Depreciation expense	2,821	2,598
Common stock issued for services	23,870	30,250
Amortization of fair value of stock options	7,336	3,547

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	478,564	(391,307)
(Increase) decrease in prepaid expenses	45,315	(6,515)
(Increase) decrease in inventories	15,786	(21,600)
(Increase) decrease in other current assets	-	(4,892)
(Increase) decrease in other assets	-	2,464
(Decrease) increase in accounts payable and accrued expenses	(213,518)	103,482
Increase (decrease) in unearned revenue	(3,598)	(69,264)
Net Cash Used by Operating Activities	(26,871)	(172,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	—	—
Net Cash Used by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable – related party	140,000	285,000
Payment on debt – Convertible	-	(5,000)
Principle Payments on Debt	(49,557)	-
Principal payments on debt – related party	-	(159,544)
Net Cash Provided by Financing Activities	90,443	120,456

Net Increase (Decrease) in Cash	63,572	(51,975)
Cash at Beginning of Period	54,357	130,162
Cash at End of Period	$117,929	$78,187

The accompanying notes are an integral part of these financial statements.

7

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended
	June 30,
	2016	2015
NON-CASH INVESTING & FINANCING ACTIVITIES

Common Stock for conversion of RSUs	$1,620	$—

Conversion of Debt into common Stock	$230,521	$—

CASH PAID FOR:

Interest	$3,0582,726	$12,925

Income Taxes	—	—

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Notes to the Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

PCS Edventures.com, Inc. (the Company) sells into the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; (2) a unique learning methodology – an adaptive (customized to individual learners), experiential (hands-on in nature) learning framework that can be monetized in a number of ways, with what the Company believes is an approach to educational assessment and incentivizing students for the future, and the Company is an innovative leader in this area; (3) an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics, engineering, and coding; (4) a long history as a prime STEM provider in the Kingdom of Saudi Arabia, a relationship which the Company believes will continue to provide revenue growth; and (5) a continual view to the future of STEM education developments, exemplified by the Company’s anticipated release of a STEM drone program to enhance its other product offerings.

The education market is seasonal in its order flow and the Company has implemented a number of initiatives to provide revenue streams that diversify this order flow seasonality. The Company entered the retail consumer space with a retail product launch this year and also has a working model for experiential learning labs. With a plan to expand higher margin digital delivery products, the Company is now in the development stage of a unique, subscription-based online learning system that can be licensed to schools or non-profit organizations, as well as be used in the home environment. The Company’s acquisition of Thrust UAV is also expected to diversify revenue streams, as drone sales are not anticipated to be as seasonal as our education products.

The financial statements presented herein are those of the Company.

In October 1994, the Company exchanged common stock on a one-for-one basis for common stock of PCS Schools, Inc. As a result of this exchange, PCS Schools, Inc. became a wholly-owned subsidiary of the Company. In the late 1990s, the Company divested the stand-alone learning labs to focus on the creation of turn-key lab modules coupled with web-based technology for use in the classroom and afterschool programs.

On March 27, 2000, the Company changed its name from PCS Education Systems, Inc. to PCS Edventures!. com, Inc.

In August 2001, the Company successfully completed an SB-2 registration filing with the Securities and Exchange Commission (the “SEC”) and began trading publicly on the OTC Bulletin Board.

On November 30, 2005, the Company entered into an agreement with 511092 N.B. LTD., a Canadian corporation (LabMentors), to exchange the Company’s common stock for common stock of 511092 N.B. LTD., which exchange was completed in December, 2005, with LabMentors becoming a wholly-owned subsidiary. In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd. (See Note 17). The Company divested LabMentors, the wholly-owned subsidiary, in August of 2013.

In January, 2012, the Company committed to a business plan enhancement, which included the opening, operating, and licensing of EdventuresLab private learning centers and launched a pilot program in the spring of 2012. As of June 30, 2014, two EdventuresLab programs had been opened and were operating in the Idaho Treasure Valley.

On January 31, 2013, the Company formed a subsidiary called Premiere Science, Inc., incorporated and registered in the State of Idaho. The subsidiary is 100% wholly-owned by the Company and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the quarter ended June 30, 2016.

On September 26, 2014, the shareholders voted for the proposal to grant the Board of Directors the authority to change the name of the Company in a fashion that will remove the “.com” from its name, but retain the current brand.

On July 23, 2015, the Board of Directors resolved that the name of the Company be changed to PCS Edventures!, Inc. No amendment to the Company’s Articles of Incorporation has yet been filed, although the Company anticipates that, following the assignment of a new Cusip Number and the required filing with the Financial Industry Regulatory Authority, this name change will become effective.

On February 15, 2016, the Company acquired Thrust UAV, a private company engaged in the development and assembly of first person view (FPV) racing drones, for $109,000.

NOTE 2 - UNAUDITED FINANCIAL STATEMENTS

The June 30, 2016, financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for PCS Edventures!.com, Inc. for the fiscal year ended March 31, 2016. The June 30, 2016, balance sheet was derived from the audited balance sheet included therein.

The operating results for the three-month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established sources of revenues are not sufficient to cover the Company’s operating costs. The Company has accumulated significant losses and payables and generated negative cash flows. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans to alleviate this adverse position are as follows:

The Company’s strategy to remove the going concern doubt is to optimize its operational structure, focus attention on increasing STEM education sales through both channel partners and its direct sales force, and to bring to market a racing drone and STEM education drone product line from Thrust UAV, the Company’s recently acquired drone development and assembly business. We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales. We will continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in Q3FY2017 revenues to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution methods and channels for our robotics retail products and expand their usability for other market segments. Thrust UAV is currently in late-stage development for its first major product release and is forging distributor relationships to take the product to market in Q2 of FY2107.

Revenue for the quarter ending June 30, 2016, was $653,655 compared to revenue of $1,291,219 for same quarter in the year ago period, a decrease of approximately 49%. Net loss for the three months ended June 30, 2016, was ($410,077) compared to a net income of $130,865 for the same quarter in the year ago period, a 413% decrease. These decreases in revenue and net income resulted primarily from the timing of order recognition, as a major customer’s annual order fulfillment and revenue recognition occurred during the last quarter in FY2016 (one quarter earlier than previous historical experience) whereas the previous annual order was completed in the first quarter of FY2016. Additionally, no international contracts were fulfilled in the first quarter of FY2017. Cash used in operations for the three months ended June 30, 2016, was ($26,871), predominately due to research and development costs concerning the Thrust UAV business unit.

While the efforts put in by management and the entire employee team are beginning to be realized, the ability of the Company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described, to raise capital as needed, and to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	June 30, 2016	March 31, 2016
Prepaid insurance	$-	$4,766
Prepaid inventory	14,587	38,940
Prepaid software	2,735	10,931
Prepaid expenses, other	3,591	11,591
Total Prepaid Expenses	$20,913	$66,228

NOTE 5 - FIXED ASSETS

Assets and accumulated depreciation for the periods are as follows:

	June 30, 2016	March 31, 2016
Computer/office equipment	$46,632	$46,632
Software	127,355	127,355
Accumulated depreciation	(158,127)	(155,307)
Total Fixed Assets	$15,860	$18,680

Fixed asset depreciation expense for the three months ended June 30, 2016 and 2015 was $2,821 and $2,598, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets for the period were as follows:

	June 30, 2016	March 31, 2016
Goodwill	$1,270	$1,270
Intangible Assets	100,048	100,048
Accumulated Amortization Intangible Assets	(37,973)	(12,525)
Total Goodwill and Intangible Assets	$63,345	$88,793

Intangible asset amortization expense for the three months ended June 30, 2016 and 2015 was $26,630 and $0, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30, 2016	March 31, 2016
Interest payable	$242,057	$222,409
Sales tax payable	6,775	334
Credit card debt	74,116	77,243
Total accrued expenses	$322,948	$299,986

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2016	March 31, 2016
Note Payable	$104,015	$149,878
Note Payable Convertible Note, Related Party net discount of $0 and $0 for period ended June 30, 2016 and March 31, 2016, respectively	—	200,000
Short Term Note Payable, Related Party, net discount of $0 and $0 for period ended June 30, 2016 and March 31, 2016, respectively	400,491	1,667,679
Line of Credit	16,613	21,092
Long Term Note Payable, Related Party	1,467,680	59,707
Long Term Convertible Note	90,696	90,696
Total Notes Payable	$2,079,495	$2,189,052

Note Payable

On February 12, 2016, the Company entered into a note payable of $84,000. The note does not bear an interest rate, as it has a set nine payment arrangement of $9,333 per month for nine months starting on April 1, 2016, with the final payment due on December 1, 2016. There was no accrued interest and the principal balance was $56,000 as of June 30, 2016.

On February 12, 2016, the Company entered into a note payable of $24,547. The note does not bear an interest rate, as it has a set nine payment arrangement of $2,727 per month for nine months starting on April 1, 2016, with the final payment due on December 1, 2016. There was no accrued interest and the principal balance was $16,365 as of June 30, 2016.

On May 1, 2014, the Company entered into a 36 month note payable of $20,000. The note bears interest at twelve percent (12%) per annum. The Company had paid $12,209 in principal, leaving a balance of $7,791 at June 30, 2016. Total interest accrued as of June 30, 2016 was $2,609.

On April 11, 2014, the Company entered into a 36 month note payable of $60,000. The note bears interest at twelve percent (12%) per annum. The Company has paid $36,141 in principal, leaving a balance of $23,859 at June 30, 2016. Total interest accrued as of June 30, 2016, was $2,565.

Convertible Note Payable – Related Party

On October 21, 2014, the Company entered into at 10% Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company at the market price of $0.04 per share. The original note due date of October 22, 2015, was extended until April 30, 2016. The debt discount was calculated as $50,000. On April 29, 2016, the note was converted, along with $30,521 in accrued interest, into 5,763,014 shares of common stock. Due to conversion within the terms of the note, no gain or loss was recognized.

Note Payable – Related Party

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and were previously due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to the Lenders’ financial institution. The note was amended April 1, 2013, and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the Lenders’ financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amounts until the final payment due on April 1, 2020. The Company had paid $24,152 in principal, leaving a balance of $40,048 at June 30, 2016. No interest is accrued for this note payable. Total Interest paid during the quarter ending June 30, 2016 was $944.

On April 18, 2012, the Company entered into a long-term promissory note with one of its employees and board members for $25,000 with an interest rate of seven and one-half percent (7.5%) per annum. The balance is due in full on or before April 18, 2017. Monthly payments are made for interest only to the Lender’s financial intuition. On June 30, 2016, $4,557 over the interest only payment had been paid resulting in an ending principal amount of $20,443. No interest is accrued for this note payable. Total Interest paid during the quarter ending June 30, 2016 was $246.

On February 6, 2016 the Company executed a promissory note with one of its shareholders and board members, for $100,000 at 10% interest per annum. The promissory note was due February 29, 2016, and was extended multiple months to June 30, 2016. On June 8, 2016 this promissory note was combined with promissory notes: March 16, 2016, for $100,000; April 1, 2016, for $100,000; and April 19, 2016, for $40,000. The resulting $340,000 promissory note bearing an interest rate of ten percent (10%) per annum has a due date of December 31, 2016. Total interest accrued as of June 30, 2016 was $3,945.

On March 16, 2016, the Company executed a promissory note with one of our shareholders and board members, for $100,000 at ten percent (10%) interest per annum. The promissory note was due April 30, 2016, and was extended multiple months to June 30, 2016. On June 8, this note was consolidated with promissory notes: February 6, 2016, for $100,000; April 1, 2016, for $100,000; and April 19, 2016, for $40,000. The resulting $340,000 promissory note bearing an interest rate of ten percent (10%) per annum has a due date of December 31, 2016. Total interest accrued as of June 30, 2016 was $2,877.

On April 1, 2016, the Company executed a promissory note with one of our shareholders and board members, for $100,000 at ten percent (10%) interest per annum. The promissory note was due April 30, 2016, and was extended multiple months to June 30, 2016. On June 8, this note was consolidated with promissory notes: February 6, 2016, for $100,000; March 16, 2016, for $100,000; and April 19, 2016, for $40,000. The resulting $340,000 promissory note bearing an interest rate of ten percent (10%) per annum has a due date of December 31, 2016. Total interest accrued as of June 30, 2016 was $2,493.

On April 19, 2016, the Company executed a promissory note with one of our shareholders and board members, for $40,000 at ten percent (10%) interest per annum. The promissory note was due April 30, 2016, and was extended multiple months to June 30, 2016. This note was consolidated with promissory notes: February 6, 2016, for $100,000; March 16, 2016, for $100,000; April 1, 2016, for $100,000. The resulting $340,000 promissory note bearing an interest rate of ten percent (10%) per annum has a due date of December 31, 2016. Total interest accrued as of June 30, 2016 was $997.

On June 8, 2016 the Company executed a promissory note with one of its shareholders and board members, for $340,000 at 10% interest per annum that consolidated the following notes: February 6, 2016, for $100,000; March 16, 2016, for $100,000; April 1, 2016, for $100,000; and April 19, 2016 for $40,000. This promissory note is secured with the Company’s inventory, fixed and liquid assets, property, equipment, intangible assets and intellectual property, and the Company’s net loss carry forward. The promissory note is due December 31, 2016. Total interest accrued as of June 30, 2016 for all four promissory notes discussed above and combined on June 8, 2016 was $10,312.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. For the period ending June 30, 2016, the company paid $890 in principle. Since inception, the Company has paid $22,437 in principal, leaving a balance of $16,613 payable. Total interest paid during the period ending June 30, 2016, was $393.

Note Payable, Related Party, Long Term

On October 21, 2014, the Company executed a promissory note with one of its shareholders and board members in the amount of $870,457. The note, originally due May 31, 2015, was non-convertible, had an interest rate of ten percent (10%) per annum, was secured by accounts receivable, fixed assets, intellectual property, and the Company’s net loss carry forward and was used to finance operations and purchase inventory. This note’s due date was extended to September 30, 2015, and included new cash loaned to the Company of $175,000. This note includes $7,957 of accrued interest on the paid off notes listed below. This note paid off the following notes: $50,000 of the February 11, 2014, note; $250,000 of the Convertible long term related party note; $145,000 of the note dated May 7, 2014; $29,500 of the June 27, 2014, 105,000 note; $105,000 of the note dated July 21, 2014; $210,000 of the note dated July 28, 2014; $25,000 of the note dated August 8, 2014; and $123,000 of the note dated August 20, 2014. $22,222 of interest was rolled into principal on January 1, 2015, resulting in a principal balance of $892,679. On June 8, 2016, this note was combined with the January 22, 2015, promissory note, at ten percent (10%) per annum, with the principal balance of $400,000, resulting in a new note with a balance due of $1,292,679, due July 1, 2018. This promissory note is secured with the Company’s inventory, fixed and liquid assets, property, equipment, intangible assets and intellectual property, and the Company’s net loss carry forward. The accrued interest was $174,243 as of June 30, 2016.

On January 22, 2015, the Company issued 2,000,000 warrants to a shareholder and board member with a 36 month term to purchase “restricted” Rule 144 common stock, no par value (the “Shares”), as consideration for the issuance of a promissory note in the amount of $400,000, from the Company at a purchase price of $0.04 per share of common stock (the “Exercise Price”). These warrants are fully vested and exercisable. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model. The assumptions used in the model included the historical volatility of the Company’s stock of 180%, and the risk-free rate for the periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.35%. The resulting fair value was $66,717. This value was recorded as a debt discount and fully amortized as of March 31, 2016. On June 8, 2016, this note was combined with the January 22, 2015, promissory note, at 10% per annum, with the principal balance of $400,000, resulting in a new note with a balance of $1,292,679, due July 1, 2018. The accrued interest was $174,243 as of June 30, 2016.

On February 17, 2015 and April 20, 2015, the Company executed Promissory Notes with one of our shareholders and board members for $135,000 each at ten percent (10%) interest per annum, due June 30, 2015, secured by accounts receivable on completed contracts to finance operations and purchase inventory. $95,000 of the principle balance of the April 20, 2015 note was paid, leaving a $40,000 principle balance. The Lender had provided the Company with extensions of due dates for both notes through June 30, 2016. The principal of $135,000 was combined with the $40,000 remaining principal into a $175,000 note due January 15, 2019. The Accrued interest at June 30, 2016, was $27,355.

On June 8, 2016, the company executed Promissory Notes with one of our shareholders and board members for $1,292,679. The note is due July 1, 2018, has an interest rate of ten percent (10%) per annum, is secured by inventories, fixed assets, intellectual property, and the Company’s net loss carry forward. This promissory note for $1,292,679, combined and replaced the October 21, 2014 promissory note for $892,679 and January 16, 2015 promissory note for $400,000 per the table below.

On June 8, 2016, the company executed Promissory Notes with one of our shareholders and board members for $175,000. The note is due January 15, 2019, has an interest rate of ten percent (10%) per annum, is secured by inventories, fixed assets, intellectual property, and the Company’s net loss carry forward. This promissory note for $175,000, combined and replaced the promissory note dated February 17th and March 5th, 2015 for $135,000 and the unpaid principle balance of $40,000 remaining on the promissory note dated April 20, 2015 per the table below.

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

Convertible Note Payable – Non-related party

On August 1, 2012, the Company issued amendments to the convertible note agreements (convertible into common stock at a rate of $0.15 per share) in the aggregated amount of $215,000 and extended the due date with repayment in the amount of $40,000 per quarter to begin April, 2013, and the final payment due in August, 2014, with any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued (fully expensed in the prior period) on March 31, 2011, and June 27, 2011, were amended and extended an additional three years, making the new expiration dates August 1, 2017. At the Lenders’ sole option, Lenders may elect to receive payment of their respective notes and all accrued interest in restricted common stock of the Company at the price per share of said common stock at same rate as the warrants. On June 7, 2013, the Company executed an amendment to the loan transaction. The amended transaction involved the extension of the promissory notes from April 30, 2013, to April 30, 2016, with the creditors waiving any default under the previous note. The Company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012, to April 30, 2013, for consideration of the extension. On the fourth extension, all accrued interest was combined with the original principal amount as of July 31, 2012. On July 13, 2015, three non-related party conversions with a principal balance of $102,033, combined with the accrued interest to date of $17,894, were converted to 799,514 shares of common stock. As of June 30, 2016, the ending principal balance was $90,696. Interest accrued as of June 30, 2016 was $24,972.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

NOTE 10 – NOTE RECEIVABLE

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”), proposing a purchase agreement in which JAK would purchase LabMentors from the Company for USD $150,000. JAK agreed to assume 100% of LabMentors outstanding liabilities of approximately $100,000, and to pay the remainder through a note receivable in the amount of $50,740, carried an annual interest rate of three percent (3%) compounded annually and was to be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. This sale was finalized during the period ending September 30, 2013. On April 14, 2015, JAK informed the Company of the potential closure of LabMentors and an inability to meet its note obligations. LabMentors had made three note payments as of the date of the notification totaling $3,399.

In evaluation of the notes potential for collectability, a note allowance was accrued to the full amount of the note receivable balance. The note receivable principal balance at June 30, 2015 was $49,513. The note receivable allowance balance at June 30, 2016, and June 30, 2015, was $49,513 and $49,513, respectively.

NOTE 11 - ACCOUNTS RECEIVABLE

The Company had accounts receivable of $786,241 net of an allowance for $2,096 for the fiscal year ended March 31, 2016. This accounts receivable balance included a major international customer’s final work orders; a major domestic customer’s annual sales order; and an international customer’s lab royalty fees. The Company had an accounts receivable balance of $307,677 net of allowance of $2,096 as of June 30, 2016. The quarter over quarter decrease reflects the payments from these two major customers.

NOTE 12 – INVENTORY

The Company had inventory of $192,527 net of an inventory reserve of $3,391 for the fiscal year ended March 31, 2016. The inventory reserve is consideration for obsolete and slow moving inventories. This March 31, 2016 inventory balance reflected the shipment of the two major customer orders mentioned in Note 11. The majority of summer camp sales span February through June. Summer camp components are generally purchased within the week ordered to keep inventories lean. The company had an inventory balance of $176,740 net of an inventory reserve of $3,391 as of June 30, 2016. The quarter over quarter decrease reflects the shipment of summer camp sales orders in que during peak season.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. On December 31, 2013, the Company signed an amendment to the existing lease to reduce the leased square feet to 5,412 for $6,765 per month for the 12 months ending December 31, 2014. On February 1, 2015, the Company signed a new lease to reduce the square feet to 3,609 for $4,511 per month for the 12 months ending January 31, 2016. The Company signed a lease amendment for the main office space on May 11, 2016, for $15.48 per square foot or $4,647 per month for the 12 months expiring May 31, 2017.

Rent expense for the corporate offices was $17,896 and $14,185 for the quarters ended June 30, 2016, and 2015, and $54,135 and $77,869 for the 12 months ended March 31, 2016, and 2015, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. Originally, this warehouse space consisted of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. The lease was extended to a new expiration of October 31, 2015. The Company signed a sixth amendment on April 15, 2015, to lease an additional approximately 1,400 square feet bay adjacent to the existing leased space. Rent expense for the warehouse was $5,620 and $5,620 for the quarters ended June 30, 2016, and 2015, respectively, and $25,130 and $16,225 for the 12 months ended March 31, 2016, and 2015, respectively.

On March 15, 2016, the Company leased a warehouse, office space, and manufacturing facility of approximately 10,000 square feet for $6,300 per month for 12 months. On April 28, 2016, the Company moved all inventories, property, plant, and equipment to a new warehouse facility. Rent expense for the new warehouse location was $18,265 and $0 for the quarters ended June 30, 2016, and 2015, respectively, and $3,150 and $0 for the 12 months ended March 31, 2016, and 2015, respectively.

The Company leased an additional learning lab site in Eagle Idaho in the first quarter of FY2015. The lease term has a three year term for 1,050 square feet, for an annual base rent of $16,640 or $1,387 per month, with three percent (3%) growth per year.

b. Litigation

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action. The action was brought in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Action number CV PI 1507419. The insurance carrier has indicated the claim would not be supported if the employee was not on company business. The Company has engaged legal counsel to represent it in this matter.

On October 13, 2015, the Company filed a Summons and Complaint against Ty Jacobsen, dba Jacobsen Enterprises. The complaint primarily involved defamation and breach of contract. The Complaint is un-resolved at this time, and the Company is in negotiations with Mr. Jacobsen. The outcome of this matter is unknown as of the date of this Quarterly Report.

c. Contingencies

None.

NOTE 14 - STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2015, the company issued a total of 75,000 Rule 144 restricted common stock shares in two transactions, to a contractor for services. On April 26, 2016, the company issued 50,000 shares valued at $0.08, based on the common stock closing price of the company on the day of grant. On May 10, 2016 the company issued 25,000 Rule 144 restricted common stock shares valued at $0.09, based on the common stock closing price of the company on the date of grant.

During the three months ending June 30, 2016, $1,620 had been accrued in Restricted Stock Units payable for the issue of 81,000 shares for services that will be issued in future periods. Each Restricted Stock Unit was valued at $0.04, based on common stock closing price of the Company on the date of any grant, then revalued quarterly to $0.08 at March 31, 2016, and June 30, 2016. The total amount recorded in Restricted Stock Units payable as of June 30, 2016, for these services and other prior period services, was $4,860.

During the three months ending June 30, 2016, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $7,336.

During the three months ended June 30, 2016, the Company accrued $16,000 in Stock Payable as a stock award of 200,000 Rule 144 restricted common stock shares to an employee. Each stock unit awarded was valued at $0.08, based on the closing price of the Company’s common stock at the date of grant. The common stock was subsequently issued on July 8, 2016.

On October 21, 2014, the Company entered into at ten percent (10%) Convertible Promissory Note with a current board member and shareholder, in the amount of $200,000, convertible into shares of common stock of the Company, at the closing market price of $0.04 on such date. On April 29, 2016, the note was converted, along with $30,521 in accrued interest, into 5,763,014 shares of common stock. Due to conversion within the terms of the note, no gain or loss was recognized.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of June 30, 2016, there are no preferred shares issued or outstanding.

NOTE 15 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share for the three-month periods ended June 30, 2016, and 2015, are based on 80,418,842 and 74,235,284, respectively, of weighted average common shares outstanding. Diluted net loss per share for the three-month period ended June 30, 2016 and 2015, are based on 84,818,314 and 78,791,182, respectively, of weighted average common shares outstanding.

Net income (loss) per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	80,418,842	74,235,284
Diluted	84,818,314	78,791,182

NOTE 16 - DILUTIVE INSTRUMENTS

Stock Options

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

	Issued	Cancelled	Executed	Total Issued and Outstanding	Exercisable	Not Vested
Balance as of March 31, 2016	30,906,655	16, 483,457	9,907,210	4,515,988	3,465,988	1,050,000
Warrants	-	-	-	-	-	-
Common Stock Options	-	18,750	-	(18,750)	(18,750)	-
Balance as of June 30, 2016	30,906,655	16, 502,207	9,907,210	4,497,238	3,447,238	1,050,000

No common stock options were exercised during the quarter ended June 30, 2016.

January 1, 2014, the Company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employee and require the achievement of certain milestones. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company common stock price for a three-year period.  A risk free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2015, $6,923 of the total value was expensed. $1,041 was expensed in the quarter ending June 30, 2015. As of June 30, 2016, $15,735 of the total value was expensed. $516 was expensed in the quarter ending June 30, 2016.

February 1, 2014, the Company granted 40,000 incentive options each to one employee per year for three years. These options were issued as incentive compensation to the employee and require the achievement of certain milestones. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company common stock price for a three-year period.  A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,107. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2015, $1,710 of the total value was expensed. $345 was expensed in the quarter ending June 30, 2015. As of June 30, 2016, $3,417 of the total value was expensed. $345 was expensed in the quarter ending June 30, 2016.

On November 18, 2015, the Company granted 200,000 stock options to an officer, Robert Grover. The expected volatility rate of 186.52% calculated using the Company stock price over the two-year period ending November 17, 2015. A risk free interest rate of 0.80 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of the options was $14,659. The options vest over a three year period and are exercisable at $0.09 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2016, $9,027 of the total value of the options had been expensed. In the quarter ending June 30, 2016, $3,635 of the total value was expensed.

On February 16, 2016, the Company granted 850,000 incentive stock options to three employees. The expected volatility rate of 218.68% was calculated using the Company stock price over the period beginning February 14, 2014, through the last business date prior to issue. A risk free interest rate of 0.29 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of these options was $24,154. The options vest over a two-year period and are exercisable at $0.04 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2016, $4,213 of the total value of the options had been expensed. In the quarter ending June 30, 2016, $2,840 of the total value was expensed.

During the quarter ending June 30, 2016, the Company did not grant options.

Warrants

On January 22, 2015, the Company issued 2,000,000 warrants to a shareholder and board member with a 36 month term to purchase “restricted” Rule 144 common stock, no par value (the “Shares”), as consideration for the issuance of a promissory note in the amount of $400,000, from the Company at a purchase price of $0.04 per share of common stock (the “Exercise Price”). These Warrants are fully vested and exercisable. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model. The assumptions used in the model included the historical volatility of the Company’s stock of 180%, and the risk-free rate for the periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.35%. The resulting fair value was $66,717. This value was recorded as a debt discount and was amortized over the life of the loan. The remaining $38,184 of the debt discount was amortized during the quarter ending June 30, 2015.

NOTE 17 - SUBSEQUENT EVENTS

On July 8, 2016, the Company issued 200,000 shares of “restricted” Rule 144 common stock, no par value per share, to a new employee based on the common stock’s closing price on the grant date of June 8, 2016, of $0.08.

The Board of Directors resolved on July 14, 2016, to set the annual shareholder meeting on September 23, 2016 (the “Annual Meeting), and associated record date to July 26, 2016.

The Board of Directors resolved on July 14, 2016, to increase the Company’s authorized common stock from 100,000,000 shares with no par value to 150,000,000 shares of common stock with no par value, and has further directed that management submit the resolution for ratification by the shareholders at the Annual Meeting.

The Board of Directors also resolved on July 14, 2016, to increase the Company 2009 Equity Incentive Plan shares from 8,000,000 to 10,000,000 authorized common stock shares with no par value and has further directed that management submit the resolution for ratification by the shareholders at the Annual Meeting.

On July 18, 2016, the Company completed the offer and sale of 6,250,000 shares of its common stock comprised of “restricted securities” as defined under Rule 144 of the SEC for $500,000, to “accredited investors,” two of whom were directors or executive officers of the Company. The purchase price was $0.08 per share. Prior to the completion of this private offering, there were 82,480,682 shares of the Company’s common stock outstanding, and when these 6,250,000 shares are issued of record, there will be 88,730,682 outstanding shares. The 6,250,000 shares offered and sold will represent approximately seven percent of the outstanding securities of the Company when issued.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995:

Except for historical facts, all matters discussed in this Quarterly Report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this Quarterly Report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe”, “expect”, “anticipate”, “estimate”, “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in the Company’s Securities and Exchange Commission (the “SEC”) filings. The Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 10-K Annual Report for the fiscal year ended March 31, 2016, filed with the SEC on June 22, 2016.

Plan of Operation.

The Company sells into the STEM education market with (1) an existing STEM library and deep expertise in creating STEM solutions comprised of curriculum and materials; (2) a unique learning methodology – an adaptive (customized to individual learners), experiential (hands-on in nature) learning framework that can be monetized in a number of ways, with what the Company believes is an approach to educational assessment and incentivizing students for the future, and the Company is an innovative leader in this area; (3) an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEM topics such as hands-on physics, engineering, and coding; (4) a long history as a prime STEM provider in the Kingdom of Saudi Arabia, a relationship which the Company believes will continue to provide revenue growth; and (5) a continual view to the future of STEM education developments, exemplified by the Company’s anticipated release of a STEM drone program to enhance its other product offerings.

The Company’s strategy is profitability driven, seeking to optimize operations while moving our core STEM, digital learning, robotics, and drone product strategies forward. A continued underlying principle will be the building of services and products with recurring revenue traits such as online licensing. Tactically, we will focus on maintaining fresh product offerings, improving our delivery and support infrastructure to accommodate larger scale delivery, improving our sales infrastructure, building our new, higher margin digital products to add to our lineup of STEM products and services, and entering the retail market for the Company’s STEM products. We will continue to focus on the improvement of our web-based marketing efforts, expand our sales force and channel partners, and tighten sales processes for our domestic STEM sales. We will also continue to fulfill existing, and capture new, STEM contracts with the Kingdom of Saudi Arabia. We will continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from STEM retail products. We believe e-commerce sales of kits associated with STEM learning targeting the families of students attending the centers as well as the larger home retail market will provide a consistent, dependable boost in the third quarter of FY2017 revenues to offset low education sales traditionally anticipated during this time frame. We will actively seek retail distribution methods and channels for our robotics and drone retail products and expand their usability for other market segments.

Results of Operations.

For the quarter ended June 30, 2016, the Company reported a net loss of $410,077 as compared to a net income for the quarter ended June 30, 2015, of $130,865, a 414% decrease to the bottom line. The decrease is attributable to three areas: a major customer annual order fulfillment and revenue recognition occurred one quarter earlier than usual, occurring in the fourth quarter of FY2016, whereas the previous annual order was completed in the first quarter of FY2016; no international contracts were fulfilled in the first quarter of FY2017; and, additional research and development costs incurred associated with the operations of the Thrust UAV business unit. The Diluted Earnings per Share for the quarter ended June 30, 2016, was ($0.00), compared to the $0.00 earnings per share for the three-month period ended June 30, 2015.

Revenue for the quarter ended June 30, 2016, was $653,655 as compared to revenue during the quarter ended June 30, 2015, of $1,291,219. Cost of sales increased 18% over the same quarter last year due to lower margins on product lines.

The Basic and Diluted Net Loss per Share for the quarter ended June 30, 2016, were ($0.01) and ($0.00) respectively, compared to the $0.00 and $0.00 basic and diluted net income per share for the three-month period ended June 30, 2015, respectively.

Total operating expenses for the three-month period ended June 30, 2016, increased by $105,693, or 21% to $614,832, over the three-month period ended June 30, 2015. The table below identifies the quarter over quarter changes:

	Operating Expenses
International Selling Expenses	$(25,955	)(1)
Employee Expenses	66,522	(2)
Marketing	6,353	(3)
Warehouse Expense	20,027	(4)
Product Development	39,728	(5)
Other, net	(982)
	$105,693

(1)	International selling expense decreased from last year due to no international contract fulfillment within the quarter.
(2)	Employee expenses increased due to additional staff levels in product development and Thrust UAV.
(3)	Marketing expenses increased with the production of Thrust UAV promotional materials and videos.
(4)	Warehouse expense increased with the new warehouse facilities lease starting on March 15, 2016.
(5)	Product Development expense increased from the prior year due to additional development of both STEM education and Thrust UAV product lines.

Liquidity

Cash used by operating activities for the first quarter of FY2017 was ($26,871) compared to cash used by operating activities of ($172,431) in the same period last year. The Company ended the first quarter of FY2017 with $117,929 in cash, total current assets of $685,334 and total current liabilities of $1,083,223, resulting in a working capital deficit of ($399,889) compared to a working capital deficit of $1,661,514 for the year ended March 31, 2016.

The Company had a current ratio at June 30, 2016, and March 31, 2016, of 0.63 and 0.42, respectively. This increase in liquidity was primarily due to the long term extension notes payable. The Company had an accumulated deficit of $40,462,123 and Stockholders’ Equity Deficit of $1,925,921 as of June 30, 2016.

The Company has accumulated significant losses and payables and generated past negative cash flows. The combination of these items raises substantial doubt about its ability to continue as a going concern. The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures.

The Company maintains “disclosure controls and procedures,” as the SEC defines such terms. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer, Executive Vice President, and Vice President/Treasurer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2016. Based on this evaluation, the Chief Executive Officer, Executive Vice President, and  the Vice President/Treasurer, acting as principal financial officer, concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer, Executive Vice President, and  Vice President/Treasurer, as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company’s quarter-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Management, including our Chief Executive Officer, Executive Vice President, and our Vice President/Treasurer, acting as principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management, with the participation of the Chief Executive Officer, as principal executive officer, Executive Vice President, and the Vice President/Treasurer, acting as principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Consistent with its review for the year ending March 31, 2016, when management identified a material weakness in the internal control over financial reporting, management concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was not comprehensive.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action. The action was brought in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Action number CV PI 1507419. The insurance carrier has indicated the claim would not be supported if the employee was not on company business. The Company has engaged legal counsel to represent it in this matter.

On October 13, 2015, the Company filed a Summons and Complaint against Ty Jacobsen, dba Jacobsen Enterprises. The complaint primarily involved defamation and breach of contract. The Complaint is un-resolved at this time and the Company is in negotiations with Mr. Jacobsen.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Security issuances occurred during the quarter ended June 30, 2016.

Name of Person or Group	Shares	Consideration
**Consultants	75,000	6,250
**Legal Consultants	—	—
* Employees: Benefits	—	—

* Issued as “restricted securities” under the 2009 Equity Incentive Plan; the shares issuable thereunder are registered on Form S-8 of the SEC.

** The Company issued these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506 of the SEC; and each person had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities. None; not applicable.

Item 4. Mine Safety Disclosures. None; not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.
31.2	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal financial officer. Filed herewith.
31.3	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant's executive vice president. Filed herewith.
32.1	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant's principal financial officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.3	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant's executive vice president pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated: August 10, 2016	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer

Dated: August 10, 2016	By:	/s/ Robert O. Grover
Robert O. Grover
Executive Vice President

Dated: August 10, 2016	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
Vice President & Treasurer

