Form 10-Q
period 2016-09-30
PCS EDVENTURES COM INC
filed 2016-11-10
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

November 9, 2016: 94,446,834 shares of Common Stock

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Balance Sheets

(Unaudited)

	September 30, 2016	March 31, 2016
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$311,659	$54,357
Accounts receivable, net of allowance for doubtful accounts of $2,096 and $2,096, respectively	$192,643	$752,922
Prepaid expenses	$70,932	$66,228
Finished goods inventory	$342,686	$192,527
Other Receivables	-	$33,319
Intangible Assets, Net	$36,627	$87,523
Total Current Assets	$954,547	$1,186,876

NON-CURRENT ASSETS
Fixed Assets, net of accumulated depreciation of $160,842 and $155,307, respectively	$13,145	$18,680
Goodwill	$1,270	$1,270
Deposits	$12,475	$14,396
Total Non-current Assets	$26,890	$34,346
TOTAL ASSETS	$981,437	$1,221,222

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Balance Sheets

(Unaudited)

	September 30, 2016	March 31, 2016
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$324,306	$417,923
Payroll liabilities payable	$47,955	$42,054
Accrued expenses	$382,777	$299,986
Deferred Revenue	$75,868	$49,778
Note payable convertible, related party net of $0 and $0 discount for September 30 and March 31, 2016, respectively	-	$200,000
Note payable	$45,798	$149,878
Note payable, related party net of $0 and $0 discount for
September 30 and March 31, 2016	$358,967	$1,667,679
Lines of credit payable	$15,389	$21,092
Notes payable, convertible	$90,696	-
Total Current Liabilities	$1,341,756	$2,848,390

NON-CURRENT LIABILITIES
Notes payable, related party, long term	$1,505,390	$59,707
Notes payable, long term, convertible	$-	$90,696
Total Non-Current Liabilities	$1,505,390	$150,403
Total Liabilities	$2,847,146	$2,998,793

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 88,800,682 and 76,442,668 shares issued and outstanding, respectively	$39,041,701	$38,271,248
Stock payable	$265,000	-
Restricted Stock Units payable	-	$3,240
Accumulated deficit	$(41,172,410)	$(40,052,059)
Total Stockholders’ Deficit	$(1,865,709)	$(1,777,571)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$981,437	$1,221,222

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Lab revenue	$272,178	$462,833	$875,097	$1,388,534
International service revenue	$3,750	$1,302	$7,500	$288,870
Learning Center revenue	$26,730	$46,423	$69,550	$115,731
License and royalty revenue	$9,641	$14,249	$13,807	$22,891
Total Revenues	$312,299	$524,807	$965,954	$1,816,026
COST OF SALES	$290,432	$237,034	$686,576	$785,747
GROSS PROFIT	$21,867	$287,773	$279,378	$1,030,279
OPERATING EXPENSES
Salaries and wages	$275,281	$163,319	$540,348	$345,864
Depreciation and amortization expense	$28,163	$11,717	$56,432	$14,316
General and administrative expenses	$379,077	$381,748	$700,573	$705,743
Total Operating Expenses	$682,521	$556,784	$1,297,353	$1,065,923
OPERATING INCOME (LOSS)	$(660,654)	$(269,011)	$(1,017,975)	$(35,644)
OTHER INCOME AND EXPENSES
Interest expense	$(49,620)	$(62,537)	$(102,376)	$(165,038)
Total Other Income/(Expense)	$(49,620)	$(62,537)	$(102,376)	$(165,038)
INCOME (LOSS) FROM OPERATIONS	$(710,274)	$(331,548)	$(1,120,351)	$(200,682)
NET INCOME (LOSS)	$(710,274)	$(331,548)	$(1,120,351)	$(200,682)
NET COMPREHENSIVE INCOME (LOSS)	$(710,274)	$(331,548)	$(1,120,351)	$(200,682)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(710,274)	$(331,548)	$(1,120,351)	$(200,682)

Net income per common share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding Basic and Diluted	87,507,204	74,917,541	83,982,390	74,356,534

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statement of Stockholders’ Deficit

(Unaudited)

	# of				Total
	Common	Capital	Stock & RSU	Accumulated	Shareholders’
	Shares O/S	Stock	Payable	Deficit	Equity (Deficit)

Balance at 3/31/16	76,442,668	$38,271,248	$3,240	$(40,052,059)	$(1,777,571)

Stock issued for services	275,000	22,500	-	-	22,250

Stock issued for Cash	6,250,000	500,000	265,000	-	765,000

Options exercised	70,000	2,534	-	-	2,534

RSU grants	-	-	(3,240)	-	(3,240)

Conversion of notes payable for common stock	5,763,014	230,520	-	-	230,520

Option Expense	-	15,149	-	-	15,149

Net Loss	-	-	-	(1,120,351)	(1,120,351)

Balance at 9/30/2016 (unaudited)	88,800,682	$39,041,701	$265,000	$(41,172,410)	$(1,865,709)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,120,351)	$(200,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount amortization	-	$58,524
Depreciation and amortization	$5,535	$5,196
Amortization of assets	$50,896	-
Stock for services	$19,010	$22,000
Impairment of Brain Mold	-	$9,119
Stock payable for service	-	$80,368
Amortization of fair value of stock options	$15,149	$5,381
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	$593,598	$26,556
(Increase) decrease in prepaid expenses	$(4,704)	$31,562
(Increase) decrease in inventories	$(150,160)	$(16,609)
(Increase) decrease in other current assets	$1,921	$(13,876)
(Increase) decrease in other assets	-	$2,464
(Decrease) increase in accounts payable and accrued liabilities	$25,595	$164,150
Increase (decrease) in unearned revenue	$26,090	$(135,582)
Net Cash Provided used by Operating Activities	$(537,421)	$38,571

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	$765,000	$8,400
Borrowings on note payable	-	$285,000
Proceeds from options	$2,534	-
Borrowings on Debt	$140,000	-
Principal payments on debt – Convertible	-	$(10,000)
Principal payments on debt	$(112,811)	$(259,468)
Net Cash Provided by Financing Activities	$794,723	$23,932

Net Increase (Decrease) in Cash	$257,302	$62,503
Cash at Beginning of Period	$54,357	$130,162
Cash at End of Period	$311,659	$192,665

The accompanying notes are an integral part of these financial statements

8

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended September 30,
	2016	2015
NON-CASH INVESTING & FINANCING ACTIVITIES
Conversion of debt	$230,521	$159,901

	2016	2015
CASH PAID FOR
Interest	$102,376	$165,038
Income Taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

PCS Edventures.com, Inc. (the Company) develops and markets STEAM (Science, Technology, Engineering, Arts, and Math) education products comprised of curriculum and materials. With its acquisition of Thrust-UAV in February, 2016, the Company is also in late-stage development of a first person view (FPV) racing drone, which it intends to assemble and market primarily through distributors. The Company has used this racing-drone technology to create an education drone (also FPV) for the classroom to be used as a platform to teach STEAM topics. This initiative is also in late stage development. The Company sells its education products into all 50 U.S. states as well as into international markets. Most of the Company’s domestic education business is conducted with schools and entities that cater to after-school programs for students. Most of the Company’s international business is conducted with governmental agencies in that local market. The Company anticipates revenue from its FPV racing drone to come from both domestic and international sources. The Company expects that the vast majority of its education drone sales will be domestic. The Company anticipates recognizing its first meaningful revenues from its FPV racing drone division during its third fiscal quarter of 2017.

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

On November 30, 2005, the Company entered into an agreement with 511092 N.B. LTD., a Canadian corporation (LabMentors), to exchange the Company’s common stock for common stock of 511092 N.B. LTD., which exchange was completed in December, 2005, with LabMentors becoming a wholly-owned subsidiary. In December 2005, the name of this subsidiary was formally changed to PCS LabMentors, Ltd.. The Company divested LabMentors, the wholly-owned subsidiary, in August of 2013.

In January, 2012, the Company committed to a business plan enhancement, which included the opening, operating, and licensing of EdventuresLab private learning centers and launched a pilot program in the spring of 2012. An additional LeraningLab was opened in Eagle, Idaho in June of 2014.

On January 31, 2013, the Company formed a subsidiary called Premiere Science, Inc., incorporated and registered in the State of Idaho. The subsidiary is 100% wholly-owned by the Company and was formed to use as an additional sales and marketing tool to gain other business opportunities. There were no operations for the subsidiary during the quarter ended September 30, 2016.

On September 26, 2014, the shareholders voted for the proposal to grant the Board of Directors the authority to change the name of the Company in a fashion that will remove the “.com” from its name, but retain the current brand.

On July 23, 2015, the Board of Directors resolved that the name of the Company be changed to PCS Edventures!, Inc. No amendment to the Company’s Articles of Incorporation regarding this name change has been filed, although the Company anticipates that, following the assignment of a new Cusip Number and the required filing with the Financial Industry Regulatory Authority (“FINRA”), this name change will become effective.

On February 15, 2016, the Company acquired Thrust-UAV, a private company engaged in the development and assembly of FPV racing drones, for $109,000.

NOTE 2 - UNAUDITED FINANCIAL STATEMENTS

The September 30, 2016, financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

The operating results for the six-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The established sources of revenues are not presently sufficient to cover the Company’s operating costs. The Company has accumulated significant losses, accounts payable and generated negative cash flows. The combination of these items raises substantial doubt about its ability to continue as a going concern. Management’s plans to alleviate this adverse position are as follows:

The Company’s strategy to remove the going concern doubt is to focus attention on increasing STEAM education sales through both channel partners and its direct sales force, and to bring to market its FPV racing drone and STEAM education drone product lines from Thrust-UAV. The Company expects its first revenues from its FPV racing drone and STEAM education drone during Q3FY2017.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At September 30, 2016, and 2015, Stemfinity, one of the Company’s major customers, accounted for 23.9% and 52.5% of the Company’s accounts receivable, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	September 30, 2016	March 31, 2016
Prepaid insurance	-	$4,766
Prepaid inventory	$47,341	$38,940
Prepaid software	$20,000	$10,931
Prepaid expenses, other	$3,591	$11,591
Total Prepaid Expenses	$70,932	$66,228

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets for the period were as follows:

	September 30, 2016	March 31, 2016
Goodwill	$1,270	$1,270
Intangible Assets	$100,048	$100,048
Accumulated Amortization Intangible Assets	$(63,421)	$(12,525)
Total Goodwill and Intangible Assets	$37,897	$88,793

Intangible asset amortization expense for the six months ended September 30, 2016, and 2015 was $50,896 and $0, respectively.

NOTE 7 – FIXED ASSETS

Assets and depreciation for the periods were as follows:

	September 30, 2016	March 31, 20163
Computer/office equipment	$46,632	$46,632
Software	$127,355	$127,355
Accumulated depreciation	$(160,842)	$(155,307)
Total Fixed Assets	$13,145	$18,680

Fixed asset depreciation expense for the six months ended September 30, 2016, and 2015, was $5,535 and $14,316, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses for the periods were as follows:

	September 30, 2016	March 31, 2016
Interest payable	$289,258	$222,409
Sales tax payable	$6,414	$334
Accrued commissions	$7,155	-
Credit card debt	$79,950	$77,243
Total accrued expenses	$382,777	$299,986

NOTE 9 – NOTES PAYABLE

Notes payable for the periods consisted of the following:

	September 30, 2016	March 31, 2016
Short term, Note payable convertible, related party net of $0 and $0 discount for September 30 and March 31, 2016, respectively	-	$200,000

Short term, Note payable	$45,798	$149,878
Short term, Note payable, related party net of $0 and $0 discount for
September 30 and March 31, 2016	$358,967	$1,667,679
Short term, Lines of credit payable	$15,389	$21,092
Short term, Notes payable, convertible	$90,696	-
Long term, Notes payable, related party	$1,505,390	$59,707
Long term, Notes payable, convertible	-	$90,696
Total Notes Payable	$2,016,240	$2,189,052

Note Payable

On February 12, 2016, the Company entered into a note payable of $84,000. The note does not bear a stated interest rate, as it has a set nine payment arrangement of $9,333 per month for nine months starting on April 1, 2016, with the final payment due on December 1, 2016. There was no accrued interest and the principal balance was $18,666 as of September 30, 2016.

On February 12, 2016, the Company entered into a note payable of $24,547. The note does not bear a stated interest rate, as it has a set nine payment arrangement of $2,727 per month for nine months starting on April 1, 2016, with the final payment due on December 1, 2016. There was no accrued interest and the principal balance was $5,455 as of September 30, 2016.

On May 1, 2014, the Company entered into a 36 month note payable of $20,000. The note bears interest at twelve percent (12%) per annum. The Company had paid $14,465 in principal, leaving a balance of $5,535 at September 30, 2016. Total interest accrued as of September 30, 2016, was $3,002.

On April 11, 2014, the Company entered into a 36 month note payable of $60,000. The note bears interest at twelve percent (12%) per annum. The Company has paid $43,858 in principal, leaving a balance of $16,142 at September 30, 2016. Total interest accrued as of September 30, 2016, was $1,524.

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

Note Payable – Related Party

On June 8, 2016, the Company executed a promissory note with one of its shareholders and board members, for $340,000 at 10% interest per annum that consolidated the following notes: February 6, 2016, for $100,000; March 16, 2016, for $100,000; April 1, 2016, for $100,000; and April 19, 2016 for $40,000. This promissory note is secured with the Company’s inventory, fixed and liquid assets, property, equipment, intangible assets and intellectual property, and the Company’s net loss carry forward. The promissory note is due December 31, 2016. Total interest accrued as of September 30, 2016, for all four promissory notes discussed above totaling $340,000 and combined on June 8, 2016 was $18,882.

On April 18, 2012, the Company entered into a long-term promissory note with one of its employees and board members for $25,000 with an interest rate of seven and one-half percent (7.5%) per annum. The balance is due in full on or before April 18, 2017. Monthly payments are required for interest only to the Lender’s financial intuition. On September 30, 2016, $6,034 over the interest only payment had been paid resulting in an ending principal amount of $18,966. No interest is accrued for this note payable. Total interest paid during the quarter ending September 30, 2016, was $307.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at 17.5% per annum. The Company makes variable monthly payments. For the period ending September 30, 2016, the Company paid $1,224 in principal. Since inception, the Company has paid $23,662 in principal, leaving a balance of $15,389 payable. Total interest paid during the period ending September 30, 2016, was $499.

Note Payable, Related Party, Long Term

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and were previously due and payable on or before January 10, 2013. Minimum monthly payments of 1.5% of the loan balances are required and are submitted to the Lenders’ financial institution. The notes were amended April 1, 2013, and re-written with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the Lenders’ financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amounts until the final payment due on April 1, 2020. The Company had paid $32,289 in principal, leaving a balance of $37,711 at September 30, 2016, on these notes. No interest is accrued for these notes payable. Total Interest paid during the quarter ending September 30, 2016, was $762.

On October 21, 2014, the Company executed a promissory note with one of its shareholders and board members in the amount of $870,457. The note, originally due May 31, 2015, was non-convertible, had an interest rate of ten percent (10%) per annum, was secured by accounts receivable, fixed assets, intellectual property, and the Company’s net loss carry forward, and was used to finance operations and purchase inventory. This note’s due date was extended to September 30, 2015, and included new cash loaned to the Company of $175,000. This note includes $7,957 of accrued interest on the paid off notes listed below: $50,000 of the February 11, 2014 note; $250,000 of the Convertible long term related party note; $145,000 of the note dated May 7, 2014; $29,500 of the June 27, 2014 note; $105,000 of the note dated July 21, 2014; $210,000 of the note dated July 28, 2014; $25,000 of the note dated August 8, 2014; and $123,000 of the note dated August 20, 2014. $22,222 of interest was rolled into principal on January 1, 2015 resulting in a principal balance of $892,679. On June 8, 2016, this note was combined with the January 22, 2015, promissory note, at ten percent (10%) per annum, with the principal balance of $400,000, resulting in a new note with a balance due of $1,292,679, due July 1, 2018. This promissory note is secured with the Company’s inventory, fixed and liquid assets, property, equipment, intangible assets and intellectual property, and the Company’s net loss carry forward. The accrued interest for the $1,292,679 consolidated note was $206,826 as of September 30, 2016.

On January 22, 2015, the Company issued 2,000,000 warrants to a shareholder and board member with a 36 month term to purchase “restricted” Rule 144 common stock, no par value (the “Shares”), at a purchase price of $0.04 per share of common stock (the “Exercise Price”) as consideration for the issuance of a promissory note in the amount of $400,000 from the Company. These warrants are fully vested and exercisable. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model. The assumptions used in the model included the historical volatility of the Company’s stock of 180%, and the risk-free rate for the periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.35%. The resulting fair value was $66,717. This value was recorded as a debt discount and fully amortized as of March 31, 2016. On June 8, 2016, this note was combined with the January 22, 2015, promissory note, at 10% per annum, with the principal balance of $400,000, resulting in a new note with a balance of $1,292,679, due July 1, 2018. The accrued interest for the $1,292,679 was $206,826 as of September 30, 2016.

On February 17, 2015, and April 20, 2015, the Company executed promissory notes with one of its shareholders and board members for $135,000 each at ten percent (10%) interest per annum, due June 30, 2015, secured by accounts receivable on completed contracts to finance operations and purchase inventory. The principal on the April 20, 2015, note was paid down to $40,000. The Lender had provided the Company with extensions of due dates for both notes through June 30, 2016. The principal on the February 17, 2015, note of $135,000 was combined with the $40,000 remaining principal on the April 20, 2015, note into a $175,000 note due January 15, 2019. The accrued interest on the $175,000 note, on September 30, 2016, was $31,766.

On June 8, 2016, the Company executed a promissory note with one of its shareholders and board members for $1,292,679. The note is due July 1, 2018, has an interest rate of ten percent (10%) per annum, and is secured by inventory, fixed assets, intellectual property, and the Company’s net loss carry forward. This promissory note for $1,292,679, combined and replaced the October 21, 2014, promissory note for $892,679 and the January 16, 2015, promissory note for $400,000 as detailed in the table below.

On June 8, 2016, the Company executed promissory notes with one of its shareholders and board members for $175,000. The note is due January 15, 2019, has an interest rate of ten percent (10%) per annum, and is secured by inventory, fixed assets, intellectual property, and the Company’s net loss carry forward. This promissory note for $175,000 combined and replaced the promissory note dated February 17, 2015 and March 5, 2015, for $135,000 and the unpaid principal balance of $40,000 remaining on the promissory note dated April 20, 2015, per the table below. The accrued interest on the $175,000 note, on September 30, 2016, was $31,766.

03/31/16							Interest
Principal	Origination	Original	Amended	Consolidated	Interest	Principal	Accrued	Consolidated
Balance	Date	Due Date	Due Date	Note Due Date	Rate	03/31/16	03/31/16	Note Balance

$892,679	10/21/2014	5/31/2015	6/30/2016		10.00%	$892,679	$111,768
$400,000	1/16/2015	6/30/2015	6/30/2016	7/1/2018	10.00%	$400,000	$30,247	$1,292,679
$135,000	2/17/15, 3/5/15	6/30/2015	6/30/2016		10.00%	$135,000	$14,947
$40,000	4/20/2015	6/30/2015	6/30/2016	1/15/2019	10.00%	$40,000	$8,045	$175,000

Convertible Note Payable – Non-related party

On August 1, 2012, the Company issued amendments to the convertible note agreements (convertible into common stock at a rate of $0.15 per share) in the aggregate amount of $215,000 and extended the due date with repayment in the amount of $40,000 per quarter to begin April, 2013, with the final payment due in August, 2014, to include any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued (fully expensed in the prior period) on March 31, 2011, which were subsequently extended to June 27, 2014, were amended and extended again an additional three years, making the new expiration dates August 1, 2017. At the Lenders’ sole option, Lenders may elect to receive payment of their respective notes and all accrued interest in “restricted” common stock of the Company at the price per share of said common stock at the same rate as the warrants. On June 7, 2013, the Company executed an amendment to the loan transaction. The amended transaction involved the extension of the promissory notes from April 30, 2013 to April 30, 2016, with the Lenders waiving any default under the previous note. The Company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012 to April 30, 2013 for consideration of the extension. On the fourth extension, all accrued interest was combined with the original principal amount as of July 31, 2012. On July 13, 2015, three non-related party conversions with a principal balance of $102,033, combined with the accrued interest to date of $17,894, were converted to 799,514 shares of common stock. As of September 30, 2016, the ending principal balance was $90,696. Interest accrued as of September 30, 2016 was $27,258.

NOTE 10 – NOTE RECEIVABLE

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) proposing a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. JAK has agreed to assume 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable. The Company note receivable in the amount of $50,740, carries an annual interest rate of 3% compounded annually and is to be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. This sale was finalized during the period ending September 30, 2013. On April 14, 2015, JAK informed PCS of the potential closure of LabMentors and an inability to meet its note obligations. LabMentors had made three note payments as of the date of the notification totaling $3,399. In evaluation of the notes potential for collectability, a note allowance was accrued to the full amount of the note receivable balance. The note receivable principal balance at June 30, 2015, was $49,513. The note receivable principal balance at September 30, 2016, was $49,513. The note receivable allowance balance at September 30, 2016 is $49,513, resulting in a net $0 balance for this note receivable.

On August 10, 2016, the Company entered into a note receivable with one of its consultants for the amount of $21,198, with an interest rate of eighteen percent (18%) per annum, and secured by future payables owed to the consultant by the Company for services rendered. Interest and principal are due by January 31, 2017.

NOTE 11 – ACCOUNTS RECEIVABLE

The Company had accounts receivable of $752,922 net of an allowance for $2,096 for the fiscal year ended March 31, 2016. This accounts receivable balance included a major international customer’s final work orders; a major domestic customer’s annual sales order; and an international customer’s lab royalty fees. All international outstanding accounts receivable balances were paid within terms. The Company had an accounts receivable balance of $192,643, net of allowance of $2,096 as of September 30, 2016.

NOTE 12 – INVENTORY

The Company had inventory of $192,527 net of an inventory reserve of $3,391 for the fiscal year ended March 31, 2016. The inventory reserve is consideration for obsolete and slow moving inventories. The March 31, 2016, inventory balance reflected the shipment of the two major customer orders mentioned in Note 11. The majority of summer camp sales span February through June, 2016. Summer camp components are generally purchased within the week ordered to keep inventories lean. The Company had an inventory balance of $342,686 net of an inventory reserve of $3,391 as of September 30, 2016. The growth in inventory on-hand is due to receipt of an ocean container of our proprietary BrickLab product.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. On December 31, 2013, the Company signed an amendment to the existing lease to reduce the leased square feet to 5,412 for $6,765 per month for the 12 months ending December 31, 2014.  On February 1, 2015, the Company signed a new lease to reduce the square feet to 3,609 for $4,511 per month for the 12 months ending January 31, 2016. The Company signed a lease amendment for the main office space on May 11, 2016, for $15.48 per square feet or $4,647 per month for the 12 months expiring May 31, 2017. Rent expense for the corporate offices was $32,676 and $29,397 for the six months ended September 30, 2016, and 2015, respectively, and $54,135 and $77,869 for the 12 months ended March 31, 2016, and 2015, respectively, under this lease arrangement.

The Company leases additional warehouse space in Boise, Idaho. Originally, this warehouse space consisted of approximately 2,880 square feet. The lease expired in June 2012. This lease was extended for 24 months, beginning July 1, 2012. The lease was extended to a new term ending October 31, 2015. The Company signed a sixth amendment on April 15, 2015, to lease additional warehouse space of approximately 1,400 square feet adjacent to the existing leased space to April 30, 2016. The Company moved all warehousing to the new facility, vacating and completing the lease agreement ending April 30, 2016.

On March 15, 2016, the Company leased a warehouse, office space, and manufacturing facility of approximately 10,000 square feet for $6,300 per month for 12 months. On April 28, 2016, the Company moved all inventories, property, plant, and equipment to this new warehouse facility. Rent expense for the new warehouse location was $37,800 and $0 for the six months ended September 30, 2016, and 2015, respectively, and $3,150 and $0 for the 12 months ended March 31, 2016, and 2015, respectively.

The Company leased an additional learning lab site in Eagle, Idaho, in the first quarter of FY2015. The lease has a three-year term for 1,050 square feet, for an annual base rent of $16,640 or $1,387 per month, with three percent (3%) growth per year.

b. Litigation

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action. The action was brought in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Action number CV PI 1507419. The insurance carrier indicated the claim would not be supported if the employee was not on company business, which the Company asserted was the case. The Company engaged legal counsel to represent it in this matter. On October 25, 2016, the case was dismissed with prejudice.

On October 13, 2015, the Company filed a Summons and Complaint against a person the Company contracted to promote the Company. The complaint primarily involved defamation and breach of contract. The Complaint was unresolved at quarter end as the Company was in negotiations with the person to settle this dispute. In early October, an agreement was reached and both parties signed a confidential agreement. The matter was settled amicably.

c. Contingencies

None.

NOTE 14 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the six months ended September 30, 2016, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $15,149.

During the six months ended September 30, 2016, an employee exercised 70,000 options earned from an Incentive Stock Option (ISO) Agreement dated January 14, 2014. The ISO Agreement option price was $0.0362 per exercised share of “restricted” common stock, totaling $2,534.

During the six months ended September 30, 2016, the Company issued 200,000 shares of Rule 144 “restricted” common stock shares to an employee. The shares were valued based on the fair market price of $0.08, the closing price of the Company’s common stock at the date of grant, for a total of $16,000.

During the six months ended September 30, 2016, the Company issued a total of 75,000 Rule 144 “restricted” common stock shares in two transactions to a contractor for services. On April 26, 2016, the Company issued 50,000 shares valued at $0.08, based on the common stock closing price of the Company on the date of grant. On May 10, 2016, the Company issued 25,000 Rule 144 “restricted” common stock shares valued at $0.09, based on the common stock closing price of the Company on the date of grant. The cumulative stock compensation for services totaled $6,250.

During the six months ended September 30, 2016, the Company issued a total of 5,763,014 Rule 144 “restricted” common stock shares. On October 21, 2014, the Company entered into a ten percent (10%) convertible promissory note with a current board member and shareholder in the amount of $200,000 convertible into shares of common stock of the Company at the closing market price of $0.04 on such date. On April 29, 2016, the note was converted, along with $30,521 in accrued interest, into 5,763,014 shares of common stock. Due to conversion within the terms of the note, no gain or loss was recognized.

During the six months ended September 30, 2016, the Company issued a total of 6,250,000 Rule 144 “restricted” common stock shares from a private equity sale offering on July 18, 2016, at a price of $0.08 totaling $500,000.

During the six months ended September 30, 2016, the Company accrued $265,000 in stock payable due to the September 28, 2016, offer of 5,076,922 shares of its common stock for $330,000 comprised of “restricted securities” as defined under Rule 144 of the SEC, solely to “accredited investors.” The purchase price was $0.065 per share. The $65,000 variance between the sale proceeds of $265,000 and $330,000 was due to the sale of 1,000,000 shares at $0.065 finalized on October 1, 2016.

During the six months ending September 30, 2016, $6,480 in accrued Restricted Stock Units payable was reversed. Stock compensation in the form of Restricted Stock Units is only authorized for independent directors. The current Board of Directors does not have a qualifying independent member.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of September 30, 2016, there were no preferred shares issued or outstanding.

NOTE 15 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net losses per common share for the three month periods ended September 30, 2016, and 2015, are based on 87,507,204 and 74,917,541, respectively, of weighted average common shares outstanding. Dilutive net loss per common share for the six month periods ended September 30, 2016, and 2015, are based on 83,982,390 and 74,356,534 respectively, of weighted average common shares outstanding.

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income per common share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding, Basic and Diluted	87,507,204	74,917,541	83,982,390	74,356,534

NOTE 16 - DILUTIVE INSTRUMENTS

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

				Total Issued		Not
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Vested
Balance as of March 31, 2016	30,906,655	16,483,457	9,907,210	4,515,988	3,465,988	1,050,000
Warrants	-	-	-	-	-	-
Common Stock Options	-	368,749	70,000	438,749	(313,749)	(125,000)
Balance as of September 30, 2016	30,906,655	16,852,206	9,977,210	4,077,239	3,152,239	925,000

On August 31, 2016, an employee of the Company exercised 70,000 options for “restricted” common stock issued during the period ended September 30, 2016. The options vest over a three-year period, are exercisable at $0.0362 per share, and are valued at $2,534 which represented the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.

The Board of Directors resolved on July 14, 2016, to increase the Company authorized common stock from 100,000,000 shares with no par value to 150,000,000 shares of common stock with no par value. The resolution was ratified on September 23, 2016, by the shareholders at the Annual Meeting. The Articles Of Amendment were filed with the Idaho Secretary of State on September 23, 2016 (Exhibit 33.1).

January 1, 2014, the Company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employees. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period. A risk-free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represented the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2016, $12,801 of the total value was expensed. $1,509 was expensed in the six months ending September 30, 2016.

February 1, 2014, the Company granted 40,000 incentive options to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company stock price for a three-year period. A risk-free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,107. The options vest over a three-year period and are exercisable at a range of $.03 to $0.6 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2016, $3,762 of the total value was expensed. $900 was expensed in the six months ending September 30, 2016.

On November 18, 2015, the Company granted 200,000 stock options to an officer, Robert O. Grover. The expected volatility rate of 186.52% calculated using the Company stock price over the two-year period ending November 17, 2015. A risk-free interest rate of 0.80 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of the options was $14,659. The options vest over a three year period and are exercisable at $0.09 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of September 30, 2016, $12,702 of the total value of the options had been expensed. $7310 was expensed in the six months ending September 30, 2016.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert O. Grover. The expected volatility rate of 223.62% calculated using the Company stock price over the period beginning June 1, 2009 through date of issue. A risk-free interest rate of 0.38 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $44,495. The options vest over a three year period and are exercisable at $0.06 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2015, the entire value of the options was expensed.

Warrants

On July 30, 2015, 120,000 common stock warrants were exercised at a price of $.07 per share for a total of $8,400, resulting in the issuance of 120,000 shares of “restricted” common stock.

NOTE 17 - SUBSEQUENT EVENTS

On October 11, 2016, the Company issued the September 28, 2016, offer and sale of 5,076,922 shares of its common stock comprised of “restricted securities” as defined under Rule 144 of the SEC for $329,999.93, solely to “accredited investors.” The purchase price was $0.065 per share. Prior to the completion of this private offering, there were 88,800,682 shares of the Company’s common stock outstanding, and when these 5,076,922 shares are issued of record, there will be 93,877,604 outstanding shares. The 5,076,922 shares offered and sold will represent approximately five percent of the outstanding securities of the Company.

On October 14, 2016, the Company executed a non-convertible promissory note with no warrants attached, with an “accredited investor,” for $50,025 at 20% interest per annum, due November 30, 2016. The note was secured by the 2016/0003-001 work order with T4EDU.

On October 6, 2016, the Company negotiated a settlement on Ada County Case No. CV OC 1517581 originating in the Idaho Fourth Judicial District Court. The parties to the suit negotiated an agreement that included a confidentiality clause.

On October 24, 2016, the Company issued an October 14, 2016, offer and sale of 769,230 shares of its common stock comprised of “restricted securities” as defined under Rule 144 of the SEC for $50,000, solely to an “accredited investor.” The purchase price was $0.065 per share. Prior to the completion of this private offering, there were 93,877,604 shares of the Company’s common stock outstanding. These 769,230 shares bring to the Company issued of record, to 94,646,834 outstanding shares. The 5,076,922 shares offered and sold will represent approximately five percent of the outstanding securities of the Company.

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action. The action was brought in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Action number CV PI 1507419. On October 25, 2016, the case was dismissed with prejudice.

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

The following discussion should be read in conjunction with our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-K Annual Report for the fiscal year ended March 31, 2016, filed with the SEC on June 22, 2016.

Plan of Operation.

The Company sells into the STEAM education market with (1) an existing STEAM library and deep expertise in creating STEAM solutions comprised of curriculum and materials; (2) a unique learning methodology – an adaptive (customized to individual learners), experiential (hands-on in nature) learning framework that can be monetized in a number of ways, with what the Company believes is an approach to educational assessment and incentivizing students for the future, and the Company is an innovative leader in this area; (3) an innovative K12 robotics and engineering system comprised of hardware and software specifically designed to engage students in STEAM topics such as hands-on physics, engineering, and coding; (4) a long history as a prime STEAM provider in the Middle East, a relationship which the Company believes will continue to provide revenue growth; and (5) a continual view to the future of STEAM education developments, exemplified by the Company’s anticipated release of a STEAM drone program to enhance its other product offerings.

The Company’s strategy is profitability driven, seeking to optimize operations while moving our core STEAM, digital learning, robotics, and drone product strategies forward. A continued underlying principle will be the building of services and products with recurring revenue traits such as online licensing. Tactically, the Company will focus on maintaining fresh product offerings, improving delivery and support infrastructure to accommodate larger scale delivery, improving sales infrastructure, building new, higher margin digital products to add to the Company’s lineup of STEAM products and services, and entering the retail market for the Company’s STEAM products. The Company will continue to focus on the improvement of its web-based marketing efforts, expand its sales force and channel partners, and tighten sales processes for domestic STEAM sales. The Company will also continue to fulfill existing, and capture new, STEAM contracts with a customer in the Middle East. The Company will continue to use our EdventuresLab program for (1) an R&D test bed for product improvement and refinement with a major emphasis on digital delivery of content; (2) revenue generation through afterschool and summer course fees; (3) revenue through licensing EdventuresLab curriculum and methods; and (4) revenues from STEAM retail products. The Company will actively seek retail distribution methods and channels for its robotics and drone retail products and expand their usability for other market segments.

The Company is actively marketing the Thrust-UAV brand for its FPV racing drone and is forming distributor relationships. The Company also is preparing to sell components and parts for its FPV racing drone on its website. The Company has formed several partnerships with the FPV community and intends to leverage these relationships to promote its FPV racing drone.

Results of Operations

For the six month period ended September 30, 2016, the Company reported a net loss of ($1,120,351), as compared to a net loss of ($200,682) for the six month period ended September 30, 2015. The ($919,669) increase in loss was due to a 51% reduction in revenue predominantly due to the timing of major customer order fulfilled by our March 31, 2016, fiscal year end. The same order previous year was fulfilled in April and May of 2015. Additional contributors were the reduction in international work orders fulfilled year over year, and the ramp up of Thrust UAV. Direct operational, marketing, and product development costs for THRUST UAV ramp up were $488,366 for the six month period ending September 30, 2016. The Basic Loss per Share for the six month period ended September 30, 2016, was ($0.01), which varies from the ($0.00) loss per share for the six month period ended September 30, 2015.

Revenue for the six month period ended September 30, 2016, was $965,954, as compared to revenue during the six month period ended September 30, 2015, of $1,816,026. The revenue decrease was due to timing of major customer order fulfillments mentioned above and a decrease in international work orders and Learning Center enrollment.

For the three months ended September 30, 2016, the Company reported a net loss of ($710,274) as compared to a net loss of ($331,548) for the quarter ended September 30, 2015. This increase in net loss was predominantly due to the investment in research and development in its Thrust-UAV division. Direct operational, marketing, and product development costs for THRUST UAV ramp up were $312,674 for the three month period ending September 30, 2016. The Basic Loss per Share for the quarter ended September 30, 2016, was ($0.01), which varies from the ($0.00) loss per share for the three-month period ended September 30, 2015.

Revenue for the three months ended September 30, 2016, was $312,299 as compared to revenue during the quarter ended September 30, 2015, of $524,807. The decrease in revenue was due to $190,655 less in domestic sales and a $19,693 decrease in Learning Center sales.

Operating expenses increased by $125,647 (23%) and $231,430 (22%) in the three and six months of fiscal 2017, respectively, relative to prior year periods. The largest factor behind this increase in operating expenses was the Company’s acquisition of Thrust-UAV which increased Company overhead. Product development expense increased significantly due to investment in research and development at Thrust-UAV.

Interest expense decreased by $12,917 and $62,662 in the three and first six months of fiscal 2017, respectively, relative to prior year periods due to the conversion of debt.

Liquidity

Cash used by operations for the second quarter of fiscal 2017 was $537,421, compared to cash provided by operations of $38,571 in the same period last year. The Company ended the second quarter of fiscal 2016 with $311,659 in cash, total current assets of $954,547, and total current liabilities of $1,341,756, resulting in a working capital deficit of $387,209 compared to a working capital deficit of $1,661,514 for the year ended March 31, 2016.

The Company had a current ratio at September 30, 2016, and March 31, 2016, of .70 and .42, respectively. Significant short term debt was consolidated with an extended due date reclassifying the promissory notes from short term to long term, related party debt. There is no guarantee that this lender will continue to provide extensions for payments and the Company cannot predict that it will be successful in obtaining funding or generating cash in order to pay the lender. The Company has an accumulated deficit of ($41,172,410) and shareholders’ equity (deficit) of ($1,865,709).

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

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2016. Based on this evaluation, the Chief Executive Officer, Executive Vice President, and the Vice President/Treasurer, acting as principal financial officer, concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer, Executive Vice President, and Vice President/Treasurer, as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company’s quarter-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Management, with the participation of the Chief Executive Officer, as principal executive officer, Executive Vice President, and the Vice President/Treasurer, acting as principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Consistent with its review for the year ending March 31, 2016, when management identified a material weakness in the internal control over financial reporting, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was not comprehensive.

This material weakness was evidenced through the Company’s year-end closing process, which did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Based on this evaluation, our management, with the participation of the Chief Executive Officer, Executive Vice President and Principal Financial Officer, in this case, our Vice President, concluded, as of March 31, 2016, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about May 18, 2015, the Company was named as a co-defendant in a legal action related to one of its employees, alleged to have been driving an automobile negligently while on work related services for the Company, and causing damages to the plaintiffs in the action. The action was brought in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Action number CV PI 1507419. The Company engaged legal counsel to represent it in this matter. On October 25, 2016, the judge presiding over this case dismissed it with prejudice.

On October 13, 2015, the Company filed a Summons and Complaint against a person the Company contracted to promote the Company. The complaint primarily involved defamation and breach of contract. The Complaint was unresolved at quarter end as the Company was in negotiations with the person to settle this dispute. In early October, an agreement was reached and both parties signed a confidential agreement. The matter was settled amicably.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Security issuances occurred during the quarter ended September 30, 2016.

Name of Person or Group	Shares	Consideration
**Consultants	75,000	$6,250
**Legal Consultants	-	-
* Employees: Benefits	270,000	$18,532

*	Issued as “restricted securities” under the 2009 Equity Incentive Plan; the shares issuable thereunder are Registered on Form S-8 of the SEC.

**	The Company issued these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506(b) of the SEC; and each person had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal executive officer. Filed herewith.

31.2	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s principal financial officer. Filed herewith.

31.3	Rule 13a-14(a) or 15d-14(a) Certification of the Registrant’s executive vice president. Filed herewith.

32.1	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal executive officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s principal financial officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.3	Rule 13a-14(b) or 15d-14(b) Certification of the Registrant’s executive vice president pursuant to 18 U.S.C Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

33.1	Amendment to Articles of Incorporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!.COM, INC.

Dated:	November 10, 2016	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer

Dated:	November 10, 2016	By:	/s/ Robert O. Grover
Robert O. Grover
Executive Vice President

Dated:	November 10, 2016	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
Vice President and Treasurer

