Form 10-Q
period 2016-12-31
PCS EDVENTURES COM INC
filed 2017-02-10
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer [  ]Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

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

February 10, 2017: 100,308,372 shares of Common Stock

2

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PCS EDVENTURES!.COM, INC.

Balance Sheets

(Unaudited)

	December 31, 2016	March 31, 2016
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$41,073	$54,357
Accounts receivable, net of allowance for doubtful accounts of$2,096 and $2,096, respectively	$177,734	$752,922
Prepaid expenses	$49,918	$66,228
Finished goods inventory	$390,500	$192,527
Note Receivables	$21,198	$33,319
Intangible Assets, Net	$11,179	$87,523
Total Current Assets	$691,602	$1,186,876

NON-CURRENT ASSETS
Fixed Assets, net of accumulated depreciation of $163,556 and $155,307, respectively	$10,431	$18,680
Goodwill	$1,270	$1,270
Deposits	$12,475	$14,396
Total Non-Current Assets	$24,176	$34,346
TOTAL ASSETS	$715,778	$1,221,222

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Balance Sheets

(Unaudited)

	December 31, 2016	March 31, 2016
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable and other current liabilities	$249,331	$417,923
Accounts payable, related party	$2,022	-
Payroll liabilities payable	$49,258	$42,054
Accrued expenses	$391,338	$299,986
Deferred Revenue	$42,982	$49,778
Note payable convertible, related party net of $0 and $0 discount for December 31, and March 31, 2016, respectively	-	$200,000
Note payable	$11,401	$149,878
Note payable, convertible	$90,696	-
Note payable, related party net of $0 and $0 discount for December 31 and March 31, 2016	$18,570	$1,667,679
Note payable, related party, default	$400,000	-
Lines of credit payable	$14,599	$21,092
Total Current Liabilities	$1,270,197	$2,848,390

NON-CURRENT LIABILITIES
Notes payable, long term, convertible	-	$90,696
Notes payable, long term, related party	$1,503,308	$59,707
Total Non-Current Liabilities	$1,503,308	$150.403
Total Liabilities	$2,773,505	$2,998,793

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 100,308,372 and 76,442,668 shares issued and outstanding, respectively	$39,719,796	$38,271,248
Restricted stock units payable	-	$3,240
Accumulated deficit	$(41,777,523)	$(40,052,059)
Total Stockholders’ Deficit	$(2,057,727)	$(1,777,571)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$715,778	$1,221,222

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

REVENUES
Lab revenue	$180,488	$224,662	$1,055,585	$1,613,195
International service revenue	$182,164	$47,163	$189,664	$336,034
Learning Center revenue	$34,330	$49,273	$103,880	$165,003
License and royalty revenue	$15,608	$8,596	$29,415	$31,487
Total Revenues	$412,590	$329,694	$1,378,544	$2,145,719
COST OF SALES	$444,339	$167,702	$1,130,915	$953,448
GROSS PROFIT	$(31,749)	$161,992	$247,629	$1,192,271
OPERATING EXPENSES
Salaries and wages	$280,501	$166,139	$820,849	$512,003
Depreciation and amortization expense	$28,161	$2,598	$84,593	$16,915
General and administrative expenses	$226,420	$353,126	$926,993	$1,058,868
Total Operating Expenses	$535,082	$521,863	$1,832,435	$1,587,786
OPERATING LOSS	$(566,831)	$(359,871)	$(1,584,806)	$(395,515)
OTHER INCOME AND EXPENSES
Gain on Settlement	$13,000	-	$13,000	-
Interest expense	$(51,282)	$(51,763)	$(153,658)	$(216,801)
Total Other Income/(Expense)	$38,282	$(51,763)	$(140,658)	$(216,801)
LOSS FROM OPERATIONS	$(605,113)	$(411,634)	$(1,725,464)	$(612,316)
NET LOSS	$(605,113)	$(411,634)	$(1,725,464)	$(612,316)
NET COMPREHENSIVE LOSS	$(605,113)	$(411,634)	$(1,725,464)	$(612,316)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(605,113)	$(411,634)	$(1,725,464)	$(612,316)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted Average Number of Shares Outstanding Basic and Diluted	95,444,493	76,134,002	87,816,984	75,247,919

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statement of Stockholders’ Deficit

(Unaudited)

	# of				Total
	Common	Capital	Stock & RSU	Accumulated	Shareholders’
	Shares O/S	Stock	Payable	Deficit	Equity (Deficit)
Balance at 3/31/16	76,442,668	$38,271,248	$3,240	$(40,052,059)	$(1,777,571)

Stock issued for services	75,000	6,250	-	-	6,250

Stock Settlement	(200,000)	(22,000)	-	-	(22,000)

Stock issued for Cash	17,957,690	1,186,000	-	-	1,186,000

Options exercised	70,000	2,533	-	-	2,533

Stock issued for bonus	200,000	16,000	-	-	16,000

RSU grants	-	-	(3,240)	-	(3,240)

Conversion of notes payable for common stock	5,763,014	230,521	-	-	230,521

Option Expense	-	29,244	-	-	29,244

Net Loss	-	-	-	(1,725,464)	(1,725,464)

Balance at 12/31/2016 (unaudited)	100,308,372	$39,719,796	$-	$(41,777,523)	$(2,057,727)

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,725,464)	$(612,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount amortization	-	$62,247
Gain on settlement	$(13,000)	-
Depreciation of assets	$8,249	$7,792
Amortization of assets	$76,344	-
Stock for services	$19,010	$131,668
Impairment of Brain Mold	-	$9,119
Stock payable for service	-	-
Amortization of fair value of stock options	$29,244	$8,461
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	$587,309	$206,414
(Increase) decrease in prepaid expenses	$16,310	$58,079
(Increase) decrease in inventories	$(197,974)	$(6,005)
(Increase) decrease in other current assets	$1,921	$18,722)
(Increase) decrease in other assets	-	$2,464
(Decrease) increase in accounts payable and accrued liabilities	$(37,492)	$198,935
Increase (decrease) in unearned revenue	$(6,796)	$(140,528)
Net Cash Provided used by Operating Activities	$(1,242,339)	$(92,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	$1,186,000	$8,400
Cash paid for settlement of shares for services	$(9,000)	-
Borrowings on note payable	$250,380	$285,000
Proceeds from options	$2,533	-
Principal payments on debt – Convertible	-	$(10,000)
Principal payments on debt	$(200,858)	$(263,350)
Net Cash Provided by Financing Activities	$1,229,055	$20,050

Net Increase (Decrease) in Cash	$(13,284)	$(72,342)
Cash at Beginning of Period	$54,357	$130,162
Cash at End of Period	$41,073	$57,820

The accompanying notes are an integral part of these financial statements

8

PCS EDVENTURES!.COM, INC.

Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
NON-CASH INVESTING & FINANCING ACTIVITIES
Conversion of debt	$230,521	$159,901
RSU accrued in prior period and issued in current period	-	12,117
Stock payable accrued in prior period and issued in current period	-	9,000

	2016	2015
CASH PAID FOR
Interest	$102,376	$16,777
Income Taxes	$800	$830

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!.COM, INC.

Notes to the Financial Statements

December 31, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

PCS Edventures.com, Inc. (the Company) develops and markets STEAM (Science, Technology, Engineering, Arts, and Math) education products comprised of curriculum and materials. With its acquisition of Thrust-UAV in February, 2016, the Company also develops and markets a first person view (FPV) racing drone, which it assembles and markets primarily through distributors. The Company has used this racing-drone technology to create an education drone (also FPV) for the classroom to be used as a platform to teach STEAM topics. This initiative is in late stage development and is expected to be released in February, 2017. The Company sells its education products into all 50 U.S. states as well as into international markets. Most of the Company’s domestic education business is conducted with schools and entities that cater to after-school programs for students. Most of the Company’s international business is conducted with governmental agencies in that local market. Most of the Company’s revenue from its FPV racing drone has come from domestic sources, but the Company anticipates meaningful international revenue as it proceeds with its product release strategy. The Company expects that the vast majority of its education drone sales will be domestic. The Company anticipates recognizing its first meaningful revenues from its FPV racing drone and its first revenues from its education drone during its fourth fiscal quarter of 2017.

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

In January, 2012, the Company committed to a business plan enhancement, which included the opening, operating, and licensing of EdventuresLab private learning centers and launched a pilot program in the spring of 2012. An additional LearningLab was opened in Eagle, Idaho, in June of 2014.

On January 31, 2013, the Company formed a subsidiary called Premiere Science, Inc., incorporated and registered in the State of Idaho. The subsidiary is 100% wholly-owned by the Company and was formed to use as an additional sales and marketing tool to gain other business opportunities.

On September 26, 2014, the shareholders voted for the proposal to grant the Board of Directors the authority to change the name of the Company in a fashion that would remove the “.com” from its name, but retain the current brand.

On July 23, 2015, the Board of Directors resolved that the name of the Company be changed to PCS Edventures!, Inc. No amendment to the Company’s Articles of Incorporation regarding this name change has been filed. At this time, the Company has not completed the required filing with the Financial Industry Regulatory Authority (“FINRA”) to make this name change effective due to the cost relative to the expected benefits of doing so.

On February 15, 2016, the Company acquired Thrust UAV, a private company engaged in the development and assembly of FPV racing drones, for $109,000.

NOTE 2 - UNAUDITED FINANCIAL STATEMENTS

The December 31, 2016 financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Certain items for March 31, 2016 have been reclassified to conform to presentation in the quarter ended December 31, 2016.

The operating results for the nine-month period ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.

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

The Company’s strategy to remove the going concern doubt is to focus attention on increasing STEAM education sales through both channel partners and its direct sales force, to develop retail channels to sell its STEAM education products into, and to bring to market its FPV racing drone and STEAM education drone product lines from Thrust-UAV.

In January, the Company contracted with two new salespeople who will pursue STEAM education sales in the domestic market. The Company has implemented a number of initiatives to support its direct sales force and generate promising sales leads for them to pursue. The Company continues to seek retail partners for its STEAM education products. In December, the Company released its racing drone, the Riot 250R Pro. The Company has secured several distribution partners who have placed the product into their retail systems. The Company believes that sales will gain traction and become material during the fourth quarter of FY2017. The Company anticipates that its education drone product will be completed and available for sale in February, 2017. Based on preliminary information and feedback, the Company believes that its education drone sales will be material during the fourth quarter of FY2017.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Concentration of Credit Risk

The Company extends credit to customers and is therefore subject to credit risk. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and does not require collateral. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. At December 31, 2016, a major international customer and a domestic reseller accounted for 13% and 27% of the Company’ say accounts receivable, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses for the periods were as follows:

	December 31, 2016	March 31, 2016
Prepaid insurance	-	$4,766
Prepaid inventory	$31,956	$38,940
Prepaid software	$14,000	$10,931
Prepaid expenses, other	$3,962	$11,591
Total Prepaid Expenses	$49,918	$66,228

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets for the period were as follows:

	December 31, 2016	March 31, 2016
Goodwill	$1,270	$1,270
Intangible Assets	$100,048	$100,048
Accumulated Amortization Intangible Assets	$(88,869)	$(12,525)
Total Goodwill and Intangible Assets	$12,449	$88,793

Intangible asset amortization expense for the nine months ended December 31, 2016, and 2015, was $76,344 and $0, respectively.

NOTE 7 – FIXED ASSETS

Assets and depreciation for the periods were as follows:

	December 31, 2016	March 31, 2016
Computer/office equipment	$46,632	$46,632
Software	$127,355	$127,355
Accumulated depreciation	$(163,556)	$(155,307)
Total Fixed Assets	$10,431	$18,680

Fixed asset depreciation expense for the nine months ended December 31, 2016, and 2015, was $8,249 and $10,486, respectively.

NOTE 8 – ACCOUNTS PAYABLE, RELATED PARTY AND OTHER ACCRUED EXPENSES

Accounts payable, related party, for the periods were as follows:

	December 31, 2016	March 31, 2016
Contract labor	$1,260	$-
Employee reimbursement	$762	$-
Total Accounts payable, related party	$2,022	$-

Other Accrued expenses for the periods were as follows:

	December 31, 2016	March 31, 2016
Interest payable	$337,369	$222,409
Sales tax payable	$2,065	$334
Credit card debt	$51,904	$77,243
Total accrued expenses	$391,338	$299,986

NOTE 9 – NOTES PAYABLE

Notes payable for the periods consisted of the following:
	December 31, 2016	March 31, 2016
Note payable convertible, related party net of $0 and $0 discount for December 31, and March 31, 2016, respectively	-	$200,000
Note payable	$11,401	$149,878
Notes payable, convertible	$90,696	-
Note payable, related party net of $0 and $0 discount for December 31, and March 31, 2016	$18,570	$1,667,679
Note payable, related party, default	$400,000	-
Lines of credit payable	$14,599	$21,092
Notes payable, long term, convertible	-	$90,696
Notes payable, long term, related party	$1,503,308	$59,707
Total Notes Payable	$2,038,574	$2,189,052

Note Payable

On October 14, 2016, the Company executed a non-convertible promissory note with no warrants attached with a third party for $50,025 at 20% interest per annum, due November 30, 2016. The note was secured by accounts receivable. The note was paid in full on November 21, 2016, with accrued interest of $905. There was no accrued interest and the principal balance was $0 as of December 31, 2016.

On February 12, 2016, the Company entered into a note payable of $84,000. The note does not bear a stated interest rate, as it has a set nine payment arrangement of $9,333 per month for the nine months starting on April 1, 2016, with the final payment due on December 1, 2016. The note was paid in full according to its terms. There was no accrued interest and the principal balance was $0 as of December 31, 2016.

On February 12, 2016, the Company entered into a note payable of $24,547. The note does not bear a stated interest rate, as it has a set nine payment arrangement of $2,727 per month for the nine months starting on April 1, 2016, with the final payment due on December 1, 2016. The note was paid in full according to terms. There was no accrued interest and the principal balance was $0 as of December 31, 2016.

On May 1, 2014, the Company entered into a 36 month note payable of $20,000. The note bears interest at twelve percent (12%) per annum. The Company had paid $16,791 in principal, leaving a balance of $3,209 at December 31, 2016. Total interest accrued as of December 31, 2016, was $2,290.

On April 11, 2014, the Company entered into a 36 month note payable of $60,000. The note bears interest at twelve percent (12%) per annum. The Company has paid $51,808 in principal, leaving a balance of $8,192 at December 31, 2016. Total interest accrued as of December 31, 2016, was $1,524.

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

Note Payable – Related Party

On November 3, 2016, the Company executed a promissory note with one of its shareholders and board members, for $60,000 at ten percent (10%) interest per annum. This promissory note is secured with the Company’s good faith and credit. The promissory note was due December 30, 2016. Total interest accrued as of December 31, 2016, was $970. This note is in default as of December 31, 2016.

On June 8, 2016, the Company executed a promissory note with one of its shareholders and board members, for $340,000 at ten percent (10%) interest per annum that consolidated the following notes: February 6, 2016, for $100,000; March 16, 2016, for $100,000; April 1, 2016, for $100,000; and April 19, 2016 for $40,000. This promissory note is secured with the Company’s inventory, fixed and liquid assets, property, equipment, intangible assets and intellectual property, and the Company’s net loss carry forward. The promissory note was due December 31, 2016. Total interest accrued as of December, 31, 2016, for all four referenced promissory notes totaling $340,000 and combined on June 8, 2016, was $27,452. This note’s due date was subsequently extended until July 30, 2017. This note is in default as of December 31, 2016.

On April 18, 2012, the Company entered into a long-term promissory note with one of its employees and board members for $25,000 with an interest rate of seven and one-half percent (7.5%) per annum. The balance is due in full on or before April 18, 2017. Monthly payments are required for interest only to the Lender’s financial intuition. On December 31, 2016, $6,429 over the interest only payment had been paid resulting in an ending principal amount of $18,571. No interest is accrued for this note payable. Total interest paid during the quarter ending December 31, 2016, was $354.

Line of Credit

On September 13, 2011, the Company drew down a line of credit at a financial institution in the amount of $39,050. The line of credit bears interest at seventeen and one-half (17.5%) per annum. The Company makes variable monthly payments. For the period ending December 31, 2016, the Company paid $1,224 in principal. Since inception, the Company has paid $24,051 in principal, leaving a balance of $14,999 payable. Total interest paid during the period ending December 31, 2016, was $480.

Note Payable, Related Party, Long Term

On January 13, 2012, the Company entered into two separate promissory notes in the amount of $35,000 each for an aggregate amount of $70,000. The notes bear interest at nine percent (9%) per annum and were previously due and payable on or before January 10, 2013. Minimum monthly payments of one and one-half (1.5%) of the loan balances are required and are submitted to the Lenders’ financial institution. The notes were amended April 1, 2013, and rewriting with a new principal amount of $32,100 each for an aggregate amount of $64,200. The notes bear interest at nine percent (9%) per annum and are due and payable on or before April 1, 2020. The underlying loan requires that the Company pay to the Lenders’’ financial institution monthly payments of $1,033 on or before the 1st day of each month, beginning May 1, 2013, and continuing each month in like amounts until the final payment due on April 1, 2020. The Company had paid $34,372 in principal, leaving a balance of $35,628 at December 31, 2016, on these notes. No interest is accrued for these notes payable. Total interest paid during the quarter ending December 31, 2016, was $1,017.

On October 21, 2014, the Company executed a promissory note with one of its shareholders and board members in the amount of $870,457. The note, originally due May 31, 2015, was non-convertible, had an interest rate of ten percent (10%) per annum, was secured by accounts receivable, fixed assets, intellectual property and the Company’s net loss carry forward, and was used to finance operations and purchase inventory. This note’s due date was extended to September 30, 2015, and included new cash loaned to the Company of $175,000. This note includes $7,957 of accrued interest on the paid off notes listed below: $50,000 of the February 11, 2014 note; $250,000 of the Convertible long term related party note; $145,000 of the note dated May 7, 2014; $29,500 of the June 27, 2014, note; $105,000 of the note dated July 21, 2014; $210,000 of the note dated July 28, 2014; $25,000 of the note dated August 8, 2014; and $123,000 of the note dated August 20, 2014. $22,222 of interest was rolled into principal on January 1, 2015, resulting in a principal balance of $892,679. On June 8, 2016, this note was combined with the January 22, 2015, promissory note, at ten percent (10%) per annum, with the principal balance of $400,000, resulting in a new note with a balance due of $1,292,679, due July 1, 2018. This promissory note is secured with the Company’s inventory, fixed and liquid assets, property, equipment, intangible assets and intellectual property and the Company’s net loss carry forward. The accrued interest for the $1,292,679 consolidated note was $239,409 as of December 31, 2016. This promissory note has payment terms requiring consecutive monthly installments in the sum of $50,000 per month commencing January 15, 2017. This note’s principle payment comencement date was subsequently extended until July 15, 2017.

On January 22, 2015, the Company issued 2,000,000 warrants to a shareholder and board member with a 36 month term to purchase “restricted” Rule 144 common stock, no par value (the “Shares”), at a purchase price of $0.04 per share of common stock (the “Exercise Price”) as consideration for the issuance of a promissory note in the amount of $400,000 from the Company. These warrants are fully vested and exercisable. The warrants were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives. The warrants attached to the note were valued using the Black Scholes Valuation Model. The assumptions used in the model included the historical volatility of the Company’s stock of 180%, and the risk-free rate for the periods within the expected life of the warrant based on the U.S. Treasury yield curve in effect of 0.35%. The resulting fair value was $66,717. This value was recorded as a debt discount and fully amortized as of March 31, 2016. On June 8, 2016, this note was combined with the January 22, 2015, promissory note, at 10% per annum, with the principal balance of $400,000, resulting in a new note with a balance of $1,292,679, due July 1, 2018. The accrued interest for the $1,292,679 consolidated note was $239,409 as of December 31, 2016

On February 17, 2015, and April 20, 2015, the Company executed promissory notes with one of its shareholders and board members for $135,000 each at ten percent (10%) interest per annum, due June 30, 2015, secured by accounts receivable on completed contracts to finance operations and purchase inventory. The principal on the April 20, 2015, note was paid down to $40,000. The Lender had provided the Company with extensions of due dates for both notes through June 30, 2016. The principal on the February 17, 2015, note of $135,000 was combined with the $40,000 remaining principal on the April 20, 2015, note into a $175,000 note due January 15, 2019. The accrued interest on the $175,000 note was $36,177 on December 31, 2016.

On June 8, 2016, the Company executed a promissory note with one of its shareholders and board members for $1,292,679. The note is due July 1, 2018, has an interest rate of ten percent (10%) per annum, and is secured by inventory, fixed assets, intellectual property and the Company’s net loss carry forward. This promissory note for $1,292,679, combined and replaced the October 21, 2014, promissory note for $892,679 and the January 16, 2015, promissory note for $400,000, as detailed in the table below.

03/31/16				Consolidated			Interest	Consolidated
Principal	Origination	Original	Amended	Note Due	Interest	Principal	Accrued	Note
Balance	Date	Due Date	Due Date	Date	Rate	03/31/16	03/31/16	Balance
$892,679	10/21/2014	5/31/2015	6/30/2016		10.00%	$892,679	$111,768
$400,000	1/16/2015	6/30/2015	6/30/2016	7/1/2018	10.00%	$400,000	$30,247	$1,292,679
$135,000	2/17/15, 3/5/15	6/30/2015	6/30/2016		10.00%	$135,000	$14,947
$40,000	4/20/2015	6/30/2015	6/30/2016	1/15/2019	10.00%	$40,000	$8,045	$175,000

Convertible Note Payable – Non-related party

On August 1, 2012, the Company issued amendments to the convertible note agreements (convertible into common stock at a rate of $0.15 per share) in the aggregate amount of $215,000 and extended the due date with repayment in the amount of $40,000 per quarter to begin April, 2013, with the final payment due in August, 2014, to include any remaining balance due at that time. In consideration for extending the due date of the promissory notes, the expiration dates on the warrants issued (fully expensed in the prior period) on March 31, 2011, which were subsequently extended to June 27, 2014, were amended and extended again for an additional three years, making the new expiration dates August 1, 2017. At the Lenders’ sole option, Lenders may elect to receive payment of their respective notes and all accrued interest in “restricted” common stock of the Company at the price per share of said common stock at the same rate as the warrants. On June 7, 2013, the Company executed an amendment to the loan transaction. The amended loan transaction involved the extension of the promissory notes from April 30, 2013, to April 30, 2016, with the Lenders waiving any default under the previous note. The Company made interest payments to each of the eight note holders for all accrued interest from August 1, 2012, to April 30, 2013, for consideration of the extension. On the fourth extension, all accrued interest was combined with the original principal amount as of July 31, 2012. On July 13, 2015, three non-related party conversions with a principal balance of $102,033, combined with the accrued interest to date of $17,894, were converted to 799,514 shares of common stock. As of December 31, 2016, the ending principal balance was $90,696. Interest accrued as of December 31, 2016 was $29,544.

NOTE 10 – NOTE RECEIVABLE

On July 31, 2013, the Company signed a Memorandum of Understanding with a Canadian company owned by Joseph Khoury (“JAK”) proposing a purchase agreement in which JAK shall purchase LabMentors from PCS for USD $150,000. JAK has agreed to assume 100% of LabMentors outstanding liabilities and to pay the remainder of the USD $150,000 through a note payable. The Company note receivable in the amount of $50,740, carried an annual interest rate of 3% compounded annually and is to be paid over a period of 60 months in equal monthly payments beginning in month 13 of the 60 month period. This sale was finalized during the period ending September 30, 2013. On April 14, 2015, JAK informed PCS of the potential closure of LabMentors and an inability to meet its note obligations. LabMentors had made three note payments as of the date of the notification totaling $3,399. In evaluation of the note’s potential for collectability, a note allowance was accrued to the full amount of the note receivable balance. The note receivable principal balance at December 31, 2016 was $49,513. The note receivable allowance balance at December 31, 2016, is $49,513, resulting in a net $0 balance for this note receivable.

On August 10, 2016, the Company entered into a note receivable with one of its consultants for the amount of $21,198, with an interest rate of eighteen percent (18%) per annum, and secured by future payables owed to the consultant by the Company for services rendered. Interest and principal are due by January 31, 2017. The note has not been collected as of December 31, 2016.

NOTE 11 – ACCOUNTS RECEIVABLE

The Company had accounts receivable of $752,922 net of an allowance for $2,096 for the fiscal year ended March 31, 2016. This accounts receivable balance included a major international customer’s final work orders; a major domestic customer’s annual sales order; and an international customer’s lab royalty fees. All international outstanding accounts receivable balances were paid within terms. The Company had an accounts receivable balance of $177,734, net of allowance of $2,096, as of December 31, 2016.

NOTE 12 – INVENTORY

The Company had inventory of $192,527 net of an inventory reserve of $3,391 for the fiscal year ended March 31, 2016. The inventory reserve is consideration for obsolete and slow moving inventories. The March 31, 2016, inventory balance reflected the shipment of the two major customer orders mentioned in Note 11. The majority of summer camp sales span February through June, 2016. Summer camp components are generally purchased within the week ordered to keep inventories lean. The Company had an inventory balance of $390,500, net of an inventory reserve of $3,391, as of December 31, 2016. The growth in inventory on-hand is largely due to receipt of an ocean container of our proprietary BrickLab product.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

a. Operating Lease Obligation

The Company leases its main office under a non-cancelable lease agreement accounted for as an operating lease. On December 31, 2013, the Company signed an amendment to the existing lease to reduce the leased square feet to 5,412 for $6,765 per month for the 12 months ending December 31, 2014. On February 1, 2015, the Company signed a new lease to reduce the square feet to 3,609 for $4,511 per month for the 12 months ending January 31, 2016. The Company signed a lease amendment for the main office space on May 11, 2016, for $15.48 per square feet or $4,647 per month for the 12 months expiring May 31, 2017. Rent expense for the corporate offices was $14,780 and $13,533 for the three month ended December 31, 2016 and 2015, and $47,456 and $49,467 for the nine months ended December 31, 2016, and 2015, respectively, under this lease arrangement.

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

On March 15, 2016, the Company leased a warehouse, office space and manufacturing facility of approximately 10,000 square feet for $6,300 per month for 12 months. On April 28, 2016, the Company moved all inventories, property, plant and equipment to this new warehouse facility. Rent expense for the new warehouse location was $12,600 and $6,535 for the three months ended December 31, 2016, and 2015, and $56,065 and $18,500 for the nine months ended December 31, 2016, and 2015, respectively.

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

On October 13, 2015, the Company filed a Summons and Complaint against a person the Company contracted to provide public relations to the Company. The complaint primarily involved defamation and breach of contract. On October 18, 2016, the Company negotiated a settlement on Ada County Case No. CV OC 1517581 originating in the Idaho Fourth Judicial District Court. The parties to the suit negotiated an agreement that included a confidentiality clause. The matter was settled amicably.

c. Contingencies

On February 23, 2016, the Company issued a press release announcing an $825,000 contract with Drones ETC. in which its Thrust-UAV business unit would develop and produce a drone-related technology product for Drones ETC.

On December 23, 2016, the Company received a Notice of Termination of the contract from legal counsel for Drones ETC. in which it purported to terminate the contract, alleging breach of contract resulting from the Company’s alleged failure to provide the product in a timely manner and demanding the return of the $33,000 it had paid to the Company on the execution of the contract. The Company believes that the Notice of Termination is without merit, and intends to seek enforcement of the contract. The Company has engaged legal counsel to advise it on this matter.

NOTE 14 - STOCKHOLDERS’ EQUITY

a. Common Stock

During the nine months ended December 31, 2016, the Company expensed amounts related to stock options and warrants granted in the current period as well as prior periods valued at $29,244.

During the nine months ended December 31, 2016, an employee exercised 70,000 options earned from an Incentive Stock Option (ISO) Agreement dated January 14, 2014. The ISO Agreement option price was $0.0362 per exercised share of “restricted” common stock, totaling $2,533.

During the nine months ended December 31, 2016, the Company issued 200,000 shares of Rule 144 “restricted” common stock shares to an employee. The shares were valued based on the fair market price of $0.08, the closing price of the Company’s common stock at the date of grant, for a total of $16,000.

During the nine months ended December 31, 2016, the Company issued a total of 75,000 Rule 144 “restricted” common stock shares in two transactions to a contractor for services. On April 26, 2016, the Company issued 50,000 shares valued at $0.08, based on the common stock closing price of the Company on the date of grant. On May 10, 2016, the Company issued 25,000 Rule 144 “restricted” common stock shares valued at $0.09, based on the common stock closing price of the Company on the date of grant. The cumulative stock compensation for services totaled $6,250.

During the nine months ended December 31, 2016, the Company issued a total of 5,763,014 Rule 144 “restricted” common stock shares. On October 21, 2014, the Company entered into a ten percent (10%) convertible promissory note with a current board member and shareholder in the amount of $200,000 convertible into shares of common stock of the Company at the closing market price of $0.04 on such date. On April 29, 2016, the note was converted, along with $30,521 in accrued interest, into 5,763,014 shares of common stock. Due to conversion within the terms of the note, no gain or loss was recognized.

During the nine months ended December 31, 2016, the Company issued a total of 17,957,690 Rule 144 “restricted” common stock shares from private equity sale offerings, at a price range of $.05 to $0.08 totaling $1,185,999. These private equity sales included: 6,250,000 Rule 144 “restricted” common stock shares from a private equity sale offering on July 18, 2016, at a price of $0.08 totaling $500,000; 5,076,922 Rule 144 “restricted” common stock shares from a private equity sale offering on September 28, 2016, at a price of $0.065 totaling $330,000; 769,230 Rule 144 “restricted” common stock shares from a private equity sale offering on October 21, 2016, at a price of $0.065 totaling $50,000; 861,538 Rule 144 “restricted” common stock shares from a private equity sale offering on November 14, 2016, at a price of $0.065 totaling $56,000; 5,000,000 Rule 144 “restricted” common stock shares from a private equity sale offering on December 13, 2016, at a price of $0.05 totaling $250,000.

During the nine months ended December 31, 2016, the Company cancelled 200,000 shares of 144 “restricted” common stock as a negotiated settlement for $9,000, originally issued on July 30, 2015, at a price of $0.11 for services. The shares were valued based on the fair market price on the date of contract for a total of $22,000, resulting in a $13,000 gain on settlement.

During the nine months ended December 31, 2016, the Company accrued $265,000 in stock payable due to the September 28, 2016, offer of 5,076,922 shares of its common stock for $330,000 comprised of “restricted securities” as defined under Rule 144 of the SEC, solely to “accredited investors.” The purchase price was $0.065 per share. The $65,000 variance between the sale proceeds of $265,000 and $330,000 was due to the sale of 1,000,000 shares at $0.065 finalized on October 1, 2016.

During the nine months ended December 31, 2016, $3,240 in accrued Restricted Stock Units payable was reversed. Stock compensation in the form of Restricted Stock Units is only authorized for independent directors. The current Board of Directors does not have a qualifying independent member.

b. Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of December 31, 2016, there were no preferred shares issued or outstanding.

NOTE 15 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net losses per common share for the three month periods ended December 31, 2016, and 2015, are based on 95,444,493 and 76,134,102, respectively, of weighted average common shares outstanding. Dilutive net loss per common share for the nine month periods ended December 31, 2016, and 2015, are based on 83,982,390 and 74,356,534 respectively, of weighted average common shares outstanding.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted Average Number of Shares Outstanding, Basic and Diluted	95,444,493	76,134,002	87,816,984	75,247,919

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

				Total Issued
	Issued	Cancelled	Executed	and Outstanding	Exercisable	Not Vested
Balance as of March 31, 2016	30,906,655	16,483,457	9,907,210	4,515,988	3,465,988	1,050,000
Warrants	-	-	-	-	-	-
Common Stock Options	200,000	449,465	70,000	(319,465)	(359,465)	40,000
Balance as of December 31, 2016	31,106,655	16,932,922	9,977,210	4,196,523	3,106,523	1,090,000

On August 31, 2016, an employee of the Company exercised 70,000 earned and vested options for “restricted” common stock issued September 8, 2016. The options vest over a three-year period, are exercisable at $0.0362 per share, and are valued at $2,534 which represented the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan.

The Board of Directors resolved on July 14, 2016, to increase the Company authorized common stock from 100,000,000 shares with no par value to 150,000,000 shares of common stock with no par value. The resolution was ratified on September 23, 2016, by the shareholders at the Annual Meeting. The Articles of Amendment were filed with the Idaho Secretary of State on October 11, 2016.

On November 1, 2016, the Company granted 500,000 stock options to an officer, Michael J. Bledsoe. The expected volatility rate of 230.18% was calculated using the Company’’s stock price over the period beginning July 1, 2014, through date of issue. A risk free interest rate of 0.08 % was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of this option was $37,315. The options vest over a three-year period and are exercisable at $0.08 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2016, $6,242 of the total value was expensed. For the nine months ended December 31, 2016, $6,242 was expensed.

On January 1, 2014, the Company granted 40,000 incentive options each to three employees per year for three years. These options were issued as incentive compensation to the employees. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 259.07% calculated using the Company stock price for a three-year period. A risk-free interest rate of 0.26% - 0.76% was used to value the options. The total value of these options was $17,726. The options vest over a three-year period and are exercisable at a range of $.05 to $0.6 per share, which represented the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2016, $17,726 of the total value was expensed. For the nine months ended December 31, 2016, $3,991 was expensed.

On February 1, 2014, the Company granted 40,000 incentive options to one employee per year for three years. These options were issued as incentive compensation to the employee. The options were valued using the Black-Scholes valuation model. The options have an expected volatility rate of 258.20% calculated using the Company’s stock price for a three-year period. A risk free interest rate of 0.41% - 0.64% was used to value the options. The total value of these options was $4,107. The options vest over a three-year period and are exercisable at a range of $0.03 to $0.60 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2016, $4,107 of the total value was expensed. For the nine months ended December 31, 2016, $1,035 was expensed.

On November 18, 2015, the Company granted 200,000 stock options to an officer, Robert O. Grover. The expected volatility rate of 186.52% was calculated using the Company’’s stock price over the two-year period ending November 17, 2015. A risk-free interest rate of 0.80% was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of the options was $14,659. The options vest over a three year period and are exercisable at $0.09 per share, which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of December 31, 2016, $12,702 of the total value of the options had been expensed. For the nine months ended December 31, 2016, $7310 was expensed.

On May 15, 2012, the Company granted 850,000 incentive stock options to an officer, Robert O. Grover. The expected volatility rate of 223.62% was calculated using the Company’’s stock price over the period beginning June 1, 2009 through date of issue. A risk-free interest rate of 0.38% was used to value the options. The options were valued using the Black-Scholes valuation model. The total value of the options was $44,495. The options vested over a three year period and were exercisable at $0.06 per share which represented the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. As of June 30, 2015, the entire value of the options was expensed.

Warrants

On July 30, 2015, 120,000 common stock warrants were exercised at a price of $.07 per share for a total of $8,400, resulting in the issuance of 120,000 shares of “restricted” common stock.

NOTE 17 - SUBSEQUENT EVENTS

On January 10, 2017, the Company filed an 8-K, Current Report regarding Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement. The triggering events are two promissory notes with accrued interest and one promissory note payment in default.

On February 1, 2017, the Company entered into a loan transaction in the amount of $50,000 with PCS Edventures!.com, Inc. Vice President and Board member, Michael J. Bledsoe. The transaction involved the issuance of a short term Promissory Note due April 30, 2017, secured by accounts receivable, and bearing 20% interest at an annualized rate.

On February 3, 2017, the Company entered into a loan transaction in the amount of $100,000 with Gordon Prairie, an unrelated party. The transaction involved the issuance of a short term Promissory Note due April 30, 2017, secured by accounts receivable, and bearing 20% interest at an annualized rate.

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

Plan of Operation

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

The Company is actively marketing the Thrust-UAV brand for its FPV racing drone and is forming distributor relationships. The Company also sells components and parts for its FPV racing drone on its website and through distributors. The Company has formed several partnerships with the FPV community and intends to leverage these relationships to promote its FPV racing drone.

The Company’s strategy is profitability driven, seeking to optimize operations while moving our core STEAM, digital learning, robotics and drone product strategies forward. Tactically, the Company will focus its attention on sales activities. The Company will continue to focus on the improvement of its web-based marketing efforts, expand its sales force and channel partners, and tighten sales processes for domestic STEAM sales. The Company will also continue to fulfill existing, and anticipates capturing new, STEAM contracts with a customer in the Middle East. The Company will actively seek retail distribution methods and channels for its robotics and drone retail products and expand their usability for other market segments.

Results of Operations

For the nine month period ended December 31, 2016, the Company reported a net loss of ($1,725,464), as compared to a net loss of ($612,316) for the nine month period ended December 31, 2015. The ($1,113,148) increase in loss was due to a reduction in revenue predominantly due to the timing of major customer order fulfilled by our March 31, 2016, fiscal year end. The same order previous year was fulfilled in April and May of 2015. Additional contributors were the reduction in international work orders fulfilled year over year, and the ramp up of Thrust UAV. The Basic Loss per Share for the nine month period ended December 31, 2016, was ($0.02), which varies from the ($0.01) loss per share for the nine month period ended December 31, 2015.

For the nine month period ended December 31, 2016, revenues were $1,378,544, as compared to revenue during the nine month period ended December 31, 2015, of $2,145,719. The revenue decrease was due to timing of major customer order fulfillments mentioned above and a decrease in international work orders and Learning Center enrollment.

For the three month period ended December 31, 2016, the Company reported a net loss of ($605,113) as compared to a net loss of ($411,634) for the three months ended December 31, 2015. This increase in net loss was predominantly due to the investment in research and development in its Thrust-UAV division. The Basic Loss per Share for the three month period ended December 31, 2016, was ($0.01), similar to the ($0.01) loss per share for the three-month period ended December 31, 2015.

Revenue for the three-month period ended December 31, 2016, was $412,590 as compared to revenue during the three month period ended December 31, 2015, of $329,694. The increase in revenue was due predominantly to $44,173 less in domestic sales and a timing of $142,501 increase in International revenues.

Operating expenses increased by $13,219 (2.5%) and $244,649 (15.4%) in the three and nine months of fiscal 2017, respectively, relative to prior year periods. The largest factor behind this increase in operating expenses was the Company’s acquisition of Thrust-UAV, which increased Company overhead. Product development expense increased significantly due to investment in research and development at Thrust-UAV.

Interest expense decreased by $481 and $63,143 in the three and nine months of fiscal 2017, respectively, relative to prior year periods due to the conversion of debt.

Liquidity

Cash used by operations for the third quarter of fiscal 2017 was $1,242,339 compared to cash used by operations of $92,392 in the same period last year. The Company ended the third quarter of fiscal 2017 with $41,073 in cash, total current assets of $691,602, and total current liabilities of $1,270,197, resulting in a working capital deficit of $578,595 compared to a working capital deficit of $1,661,514 for the year ended March 31, 2016.

The Company had a current ratio at December 31, 2016, and March 31, 2016, of 0.55 and 0.42, respectively. Significant short term debt was consolidated with an extended due date reclassifying the promissory notes from short term to long term, related party debt. There is no guarantee that this Lender will continue to provide extensions for payments, and the Company cannot predict that it will be successful in obtaining funding or generating cash in order to pay the Lender. The Company has an accumulated deficit of ($41,777,523) and shareholders’’ equity (deficit) of ($2,057,727).

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

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of December 31, 2016. Based on this evaluation, the Chief Executive Officer, Executive Vice President, and the Vice President/Treasurer, acting as principal financial officer, concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer, Executive Vice President, and Vice President/Treasurer, as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The Company’s quarter-end closing process did not adequately ensure that all transactions were accounted for in accordance with GAAP and that required adjustments were made to the financial statements to prevent them from being materially misstated. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Management, with the participation of the Chief Executive Officer, as principal executive officer, Executive Vice President, and the Vice President/Treasurer, acting as principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Consistent with its review for the year ending March 31, 2016, when management identified a material weakness in the internal control over financial reporting, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not comprehensive.

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

On February 23, 2016, the Company issued a press release announcing an $825,000 contract with Drones ETC. in which its Thrust-UAV business unit would develop and produce a drone-related technology product for Drones ETC. On December 23, 2016, the Company received a Notice of Termination of the contract from legal counsel for Drones ETC. in which it purported to terminate the contract, alleging breach of contract resulting from the Company’s alleged failure to provide the product in a timely manner and demanding the return of the $33,000 it had paid to the Company on the execution of the contract. The Company believes that the Notice of Termination is without merit, and intends to seek enforcement of the contract. The Company has engaged legal counsel to advise it on this matter.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Security issuances occurred during the nine months ended December 31, 2016.

	Name of Person or Group	Shares	Consideration
**Consultants		75,000	$6,250
**Legal Consultants		-	-
* Employees: Benefits		270,000	$18,532

*	Issued as “restricted securities” under the 2009 Equity Incentive Plan; the shares issuable thereunder are “registered” on Form S-8 of the SEC.

**	The Company issued these securities to persons who were either “accredited investors” or “sophisticated investors” as those terms are respectively defined in Rules 501 and 506(b) of the SEC; and each person had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof

.

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

PCS EDVENTURES!.COM, INC.

Dated:	February 10, 2017	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer

Dated:	February 10, 2017	By:	/s/ Robert O. Grover
Robert O. Grover
Executive Vice President

Dated:	February 10, 2017	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
Vice President and Treasurer

