Form 10-Q
period 2023-12-31
PCS Edventures!, Inc.
filed 2024-02-16
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File No. 000-49990

PCS EDVENTURES!, INC.

(Exact name of Registrant as specified in its charter)

Idaho	82-0475383
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11915 West Executive Drive, Suite 101

Boise, Idaho 83713

(Address of Principal Executive Offices)

(208) 343-3110

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

February 14, 2024: 124,733,494 shares of Common Stock

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

(This space intentionally left blank.)

PCS EDVENTURES!, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

3

PART I –FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Balance Sheets

	December 31, 2023 (Unaudited)	March 31, 2023 (Audited)
CURRENT ASSETS
Cash	$2,006,618	$442,657
Accounts receivable, net of allowance for doubtful accounts of $18,469	149,121	363,947
Accounts receivable, other receivables	45,370	13,312
Prepaid expenses	954,917	436,118
Inventory, net	1,794,416	1,237,872
Total Current Assets	4,950,442	2,493,906

NONCURRENT ASSETS
Lease Right-of-Use Asset	301,569	173,352
Deposits	6,300	6,300
Property and equipment, net	39,766	31,533
Deferred tax asset	1,011,466	1,011,466
Total Noncurrent Assets	1,359,101	1,222,651

TOTAL ASSETS	$6,309,543	$3,716,557

CURRENT LIABILITIES
Accounts payable	$364,436	$27,927
Payroll liabilities and accrued expenses	108,358	226,231
Deferred revenue	51,185	7,085
Lease Liability, current portion	90,657	103,026
Total Current Liabilities	614,636	364,269

Lease Liability, net of current portion	222,448	72,726
Total Noncurrent Liabilities	222,448	72,726

TOTAL LIABILITIES	837,084	436,995

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 124,733,494 and 125,732,479 shares issued and outstanding	-	-
Additional Paid-in Capital	40,570,459	40,635,392
Accumulated deficit	(35,098,000)	(37,355,830)
Total Stockholders’ Equity	5,472,459	3,279,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,309,543	$3,716,557

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
REVENUE	459,087	1,847,659	6,831,694	4,483,106
COST OF SALES	310,657	751,711	2,503,552	1,833,669
GROSS PROFIT	148,430	1,095,948	4,328,142	2,649,437
OPERATING EXPENSES
Salaries and wages	353,934	389,795	1,313,886	1,050,032
General and administrative expenses	231,475	191,117	821,116	587,718
Total Operating Expenses	585,409	580,912	2,135,002	1,637,750
INCOME (LOSS) FROM OPERATIONS	(436,979)	515,036	2,193,140	1,011,687
OTHER INCOME AND (EXPENSES)
Tax credit	-	94,703	31,258	94,703
Net interest income (expense)	20,183	(40,544)	30,774	(114,705)
(Gain) loss on lease modification	2,658	-	2,658	-
Total Other Income (Expense)	22,841	54,159	64,690	(20,002)
NET INCOME (LOSS) BEFORE TAXES	(414,138)	569,195	2,257,830	991,685
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$(414,138)	$569,195	2,257,830	$991,685

Net income (loss) per common share:
Basic	$(0.00)	$0.00	$0.02	$0.01
Diluted	$(0.00)	$0.00	$0.02	$0.01
Weighted Average Common Shares Outstanding
Basic	124,733,494	125,482,479	125,183,945	124,973,388
Diluted	124,733,494	125,647,758	125,183,945	125,138,667

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statement of Stockholders’ Deficit

(Unaudited)

	# of Common Shares O/S	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at 3/31/2022	124,482,479	-	$40,589,402	$(40,132,007)	$457,395
Net Income	-	-	-	991,685	991,685
Shares Issued (exercise of warrants)	1,000,000	-	25,000	-	25,000
Option expense	-	-	15,990	-	15,990
Balance at 12/31/2022	125,482,479	-	$40,630,392	$(39,140,322)	$1,490,070
Balance at 3/31/2023	125,732,479	-	$40,635,392	$(37,355,830)	$3,279,562
Net Income	-	-	-	2,257,830	2,257,830
Shares Redeemed	(998,985)		(64,933)	-	(64,933)
Option expense	-	-	-	-	-
Balance at 12/31/2023	124,733,494	-	$40,570,459	$(35,098,000)	$5,472,459
Balance at 9/30/2022	125,482,479	-	$40,630,392	$(39,709,517)	$920,875
Net Income	-	-	-	569,195	569,195
Shares Issued (exercise of warrants)	-	-	-	-	-
Option expense	-	-	-	-	-
Balance at 12/31/2022	125,482,479	-	$40,630,392	$(39,140,322)	$1,490,070
Balance at 9/30/2023	124,733,494	-	$40,570,459	$(34,683,862)	$5,886,597
Net Loss	-	-	-	(414,138)	(414,138)
Shares Redeemed	-		-	-	-
Option expense	-	-	-	-	-
Balance at 12/31/2023	124,733,494	-	$40,570,459	$(35,098,000)	$5,472,459

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	2,257,830	991,685
Stock based compensation	-	15,990
Depreciation and amortization	7,863	3,470
Amortization of right of use asset	112,063	73,833
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	214,826	(68,572)
(Increase) decrease in prepaid expenses	(518,799)	(336,247)
(Increase) decrease in inventories	(556,544)	(358,716)
(Increase) decrease in other current assets	(32,058)	92,002
(Decrease) increase in accounts payable and accrued liabilities	218,636	(98,641)
Increase (decrease) in lease liability	(102,927)	(72,433)
Increase (decrease) in unearned revenue	44,100	2,288
Net Cash Provided by Operating Activities	1,644,990	244,659

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(16,096)	(16,459)
Net Cash Used by Investing Activities	(16,096)	(16,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased and cancelled	(64,933)	-
Principal payments on debt	-	(143,327)
Proceeds from sale of stock	-	25,000
Net Cash Used by Financing Activities	(64,933)	(118,327)

Net Increase (Decrease) in Cash	1,563,961	109,873
Cash at Beginning of Period	442,657	584,070
Cash at End of Period	2,006,618	693,943

Cash Paid for Interest	648	107,955
Cash Paid for taxes	41,957	4,868
Non Cash Investing and Financing Transactions:
Right of use assets obtained in exchange for new operating lease liabilities	240,281	-

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Notes to the Financial Statements

December 31, 2023

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The financial statements presented are those of PCS Edventures!, Inc., an Idaho corporation (the “Company,” “PCS,” “PCSV,” “we,” “our,” “us” or similar words), incorporated in 1994, in the State of Idaho. PCS specializes in experiential, hands-on, K12 education and drone technology. PCS has extensive experience and intellectual property (IP) that includes drone hardware, product designs, and K-12 curriculum content. PCS continually develops new educational products based upon market needs that the Company identifies through its sales and customer networks.

Our products facilitate STEM education by providing engaging activities that demonstrate STEM concepts and inspire further STEM studies, with the goal of ultimately leading students to pursue STEM career pathways. Due to our exceptionally detailed curriculum, our products are easy to teach and do not require a teaching degree or experience to administer.

Our educational products are developed from both in-house efforts and contracted services. They are marketed through reseller channels, direct sales efforts, partner networks, and web-based channels.

PCS has developed and sells a variety of STEM education products into the K12 market which can be categorized as follows:

1.	Enrichment Programs

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately thirty (30) different enrichment programs and typically develops at least two (2) new programs each year. Some of the more popular programs include Ready, Set, Drone!; Traveling Artist; Unleash Your Wild Side, Build a Better World; Claymation; Oceanic Exploration; Pirate; and Flight and Aerodynamics.

2.	Discover Series Products

These products are designed for the makerspace environment and include engaging STEM activities that motivate students to pursue educational pathways toward STEM careers. The Discover Series includes Discover Engineering; Discover Robotics & Physics; Discover Robotics & Programming; and Discover STEM.

3.	BrickLAB Products

These products are designed for the grade school market and use the Company’s proprietary bricks (which are Lego compatible) and curriculum to engage students to explore, imagine and create within a STEM education framework. The Company offers a variety of grade-specific BrickLAB products.

4.	Discover Drones, Add-on Drone Packages and Ala Carte Drone Items

These products are designed around using drones as a platform for STEM education and career exploration. These titles include the Discover Drones series of Products; Discover Drones Indoor Coding Bundle; Discover Drones Indoor Racing Add-On; Discover Drones Outdoor Practice Add-on; and all the spare parts and ala carte drone items offered in the Company’s comprehensive drone packages.

5.	STEAMventures BUILD Activity Book

These series of activity books are designed for the K-3 market and ideal for a distance-learning environment. The series includes twelve (12) different issues. Instructor guides and/or family engagement guides are included. The Company also provides the necessary bricks for the builds in the activity books as a separate, but related product.

6.	Professional Development Training

The Company offers professional development trainings, for a fee, to educators who are implementing the Company’s products in their classroom.

The Company intends to continue developing STEM education products that address demand from large markets.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents, totaling $2,006,618 and $442,657 at December 31, 2023, and March 31, 2023, respectively, consist of operating and savings accounts. For purposes of the statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

Use of Estimates

The preparation of these financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include reserves related to accounts receivable and inventory, the valuation allowance related to deferred tax assets, the valuation of equity instruments, and debt discounts.

Concentration of Credit Risks and Significant Customers

The Company extends credit to customers and is therefore subject to credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management’s expectations. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts, historic averages, and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write- offs, and current trends in customer credit quality, as well as changes in credit policies. The Company generally does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $18,469 at December 31, 2023, and March 31, 2023.

Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, Fischertechnik® manipulatives, Brick manipulatives, drone components, digital media equipment, furniture units, curriculum, and other miscellaneous items used in our various labs. Our inventory is carried at the lower of cost or market and valued using the average cost method for each item.

When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted accordingly. The Company has established a provision for excess and obsolete inventory reserve of $6,343 as of December 31, 2023, and March 31, 2023.

Property, Plant and Equipment

Depreciation on property and equipment is computed using the straight-line method over the estimated useful life of the asset. The Company had fully depreciated property and equipment prior to March 31, 2018. Beginning in fiscal year 2022 through the current reporting period, the Company purchased various warehouse and office equipment for $54,419 and recognized $14,653 in depreciation of that equipment for a total property and equipment of $39,766 as of December 31, 2023. As of March 31, 2023, property and equipment was $31,533, net of $6,790 in depreciation.

Software has been fully depreciated as of December 31, 2023 and March 31, 2023.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment for patents and other intangibles. There was no impairment recorded during the three and nine months ended December 31, 2023, and 2022.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, “Income Taxes (Topic 740)-Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which requires reporting the net amount of deferred tax assets and liabilities as a single noncurrent item on the classified balance sheet. Before this change, the net amounts of current and noncurrent deferred tax assets and liabilities were reported separately.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

In accordance with GAAP, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustment to such reserves was required by GAAP. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations. The Internal Revenue Code contains provisions which reduce or limit the availability and utilization of net operating loss (NOL) carry forwards in the event of a more than 50% change in ownership. If such an ownership change occurs with the Company, the use of these net operating losses could be limited. The table below details the years that remain open to tax examinations:

Tax Year	Fiscal Year End	Filed Date	Open Through
2021	3/31/2022	2/3/2023	2/3/2026
2020	3/31/2021	1/18/2022	1/18/2025
2019	3/31/2020	1/28/2021	1/28/2024

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, which we adopted on April 1, 2018. Revenue amounts presented in our financial statements are recognized net of sales tax, value-added taxes, and other taxes. Amounts received as prepayment on future products or services are recorded as unearned revenues and recognized as income when the product is shipped, or service performed.

The Company had deferred revenue of $51,185 as of December 31, 2023, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ended March 31, 2024. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $7,085 of deferred revenue as of March 31, 2023.

Most of our contracts with customers contain transaction prices with fixed consideration; however, some contracts may contain variable consideration in the form of discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. This can result in recognition of revenue over time as we perform services or at a point in time when the deliverable is transferred to the customer, depending on an evaluation of the criteria for over time recognition in FASB ASC 606. For certain fixed-fee per transaction contracts, such as delivering training courses or conducting workshops, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

Stock-Based Compensation

We recognize stock-based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). We use the Black-Scholes option pricing model to calculate the fair value of stock options at their respective grant date. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. The fair value of restricted stock awards is the fair market value on the date of grant. We recognize these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

During fiscal year 2023, two sets of performance options were exercised. Mike J. Bledsoe, President, exercised 1,000,000 options at $0.025 per share. Michelle Fisher, Director of STEM Curriculum, exercised 250,000 options at $0.02 per share. As of December 31, 2023, and March 31, 2023, the Company had no outstanding warrants or options.

Business Segments and Related Information

GAAP establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates in one business segment.

Net Earnings (Loss) Per Share of Common Stock

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming exercise of all dilutive unexercised stock options and warrants. The dilutive effect of these instruments was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock.

Common stock outstanding reflected in the Company’s balance sheets includes restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. The following schedules presents the calculation of basic and diluted net income per share:

	For the Three Months ended December 31,
	2023	2022
Net Income per common Share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding Basic	124,733,494	125,482,479

Weighted average number of common shares outstanding Fully Diluted	124,733,494	125,647,758

Net income for the three months ended December 31, 2023, and 2022 was $(414,138) and $569,195, respectively.

	For the Nine Months ended December 31,
	2023	2022
Net Income per common Share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares outstanding Basic	125,183,945	124,973,388

Weighted average number of common shares outstanding Fully Diluted	125,183,945	125,138,667

Net Income for the nine months ended December 31, 2023, and 2022, was $2,257,830 and $991,685, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of December 31, 2023, the Company had $2.0 million in cash, $1.8 million in inventory, and $0.9 million in prepaid inventory, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next twelve (12) months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next twelve (12) months, especially given the Company’s large inventory and prepaid inventory balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net fifteen (15) to thirty (30) days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for doubtful accounts of $18,469 at December 31, 2023, and March 31, 2023.

NOTE 4 – ACCOUNTS RECEIVABLE, OTHER RECEIVABLES

Other Receivables include receivables due to the Company derived from activities outside of its typical business transactions. As of December 31, 2023, these other receivables included overpayments to the Internal Revenue Service of payroll taxes in the amount of $44,570 and an $800 advance to an employee for a total of $45,370. As of March 31, 2023, these other receivables included an Employee Retention Tax Credit of $13,312, which was ultimately deemed uncollectable by the Company as of September 30, 2023.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	December 31, 2023	March 31, 2023
Prepaid insurance	$17,464	$8,891
Prepaid tradeshows	43,480	34,316
Prepaid inventory	852,753	374,926
Prepaid software	21,677	16,287
Prepaid other	19,543	1,698
Total Prepaid Expenses	$954,917	$436,118

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 150,000,000 authorized shares of common stock, no par value. At December 31, 2023 the total common shares issued and outstanding was 124,733,494.

During the nine months ended December 31, 2023, the Company had no option expense.

During the nine months ended December 31, 2023, the Company did not issue shares of common stock.

During the nine months ended December 31, 2023, the Company repurchased 998,985 shares common stock at $0.065 per share for total payments of $64,933. These shares were then immediately cancelled.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of December 31, 2023, and March 31, 2023, there were no preferred shares issued or outstanding.

NOTE 7 - NOTES PAYABLE

The Company had no notes payable outstanding as of December 31, 2023, and March 31, 2023.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC 842 as of November 9, 2019 using a modified retrospective transition approach for all leases existing at December 31, 2019, the date of the initial application. Consequently, financial information will not be updated, and disclosures required under ASC 842 will not be provided for dates and periods before January 1, 2020.

The Company determines if a contract is a lease or contains a lease at inception. Right of use assets related to operating type leases are reported in other noncurrent assets and the present value of remaining lease obligations is reported in accrued and other liabilities and other noncurrent liabilities on the Balance Sheets. The Company does not currently have any financing type leases.

Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. The Company determine the incremental borrowing rates applicable to the economic environment based on the information available at commencement date, in determining the present value of future payments. The right of use asset for operating leases is measured using the lease liability adjusted for the impact of lease payments made prior to commencement, lease incentives received, initial direct costs incurred and any asset impairments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the lease.

The Company re-measures and reallocates the consideration in a lease when there is a modification of the lease that is not accounted for as a separate contract. The lease liability is re-measured when there is a change in the lease term or a change in the assessment of whether the Company will exercise a lease option. The Company assesses right of use assets for impairment in accordance with its long-lived asset impairment policy.

The Company accounts for lease agreements with contractually required lease and non-lease components on a combined basis. Lease payments made for cancellable leases, variable amounts that are not based on an observable index and lease agreements with an original duration of less than twelve months are recorded directly to lease expense.

a.	Office and Warehouse

The Company leases one building containing its main office and warehouse space under a non-cancelable lease agreement, which commenced on March 2, 2016, accounted for as an operating lease expiring March 14, 2020. On March 3, 2020, a third amendment extended the lease for nineteen and one-half (19.5) months, expiring October 31, 2021 at $0.60 a square foot. On September 16, 2021, the Company signed a fourth amendment to the lease with a monthly rental amount starting at $6,800 and escalating by $200 per month at the end of each lease year, which is due to expire on October 31, 2024. Building lease expense was $80,020 and $79,093 for the nine months ended December 31, 2023, and 2022, respectively.

b.	Equipment

The Company leased a production printer for sixty-three (63) months commencing on November 3, 2023. The first three payments were deferred, with the first payment due February 3, 2024. Equipment lease expense was $28,596 for the nine months ended December 31, 2023, and $23,922 for the nine months ended December 31, 2022.

As of December 31, 2023, accounted for and presented under ASC 842 guidance, the future minimum lease payments on operating leases, were as follows:

Total minimum lease obligation over the next 7 years

Fiscal Year	Amount
2024	27,272
2025	82,330
2026	38,892
2027	43,232
2028	48,024
2029	53,315
2030	20,040
Total	$313,105

	Balance Sheet Location	December 31, 2023
Right of use assets	Other noncurrent assets	$301,569
Lease payable	Current liabilities	$90,657
Lease payable	Long-term liabilities	222,448
Total lease payable		$313,105

Supplemental cash flow information related to operating leases:

December 31, 2023

Operating cash paid to settle lease liabilities	$82,006
Right of use asset additions in exchange for lease liabilities	-

December 31, 2023
Weighted average remaining lease term (in years)	6.3
Weighted average discount rate	10%

NOTE 9 – ACCOUNTS PAYABLE

Accounts payable for the periods are as follows:

	December 31, 2023	March 31, 2023
Accounts payable	$357,893	$18,814
Credit cards payable	6,543	9,113
Total	$364,436	$27,927

NOTE 10 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December 31, 2023	March 31, 2023
Payroll liabilities	$93,184	$201,724
Sales tax payable	5,184	3,399
State income tax payable	-	21,108
Production printer accrued expenses	9,990	-
Total	$108,358	$226,231

NOTE 11 – INCOME TAXES

For the three and nine months ended December 31, 2023, the Company recognized no income tax expense (or benefit) due to the partial reversal of its valuation allowance. For the year ended March 31, 2023, the Company partially reversed its valuation allowance recognizing an income tax benefit of $1,011,466, which represents an effective tax rate of (57%). As the Company recently generated positive income, management expects the effective tax rate to differ from its annual effective tax rate from the most recent year and from its U.S. Federal statutory rate due to changes in the valuation allowance. For the three and nine month period ended December 31, 2023, the Company relieved its valuation allowance equal to the estimated income tax expense based on U.S statutory rate of 21% and a State statutory rate of 7%. The net effect is that no income tax expense was recorded for the three and nine months ended December 31, 2023, and the effective tax rate is 0.00%. For the three and nine months ended December 31, 2023, no benefit from income taxes was recorded due to the Company being in a full valuation allowance position, resulting in an effective tax rate of 0.0%.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

The Company files income tax returns in the United States, the State of Idaho and the State of California. The statute of limitations on a Federal tax return is the due date of the tax return plus three years. In the case of NOLs, the year in which the NOL was generated remains open up to the amount of the NOL until the statute of limitations expires on the year it was used. All required tax returns of the Company due since inception have been filed. The Company does not have any unrecognized tax benefits to report in the current period.

NOTE 12 - DILUTIVE INSTRUMENTS

Stock Options and Warrants

As of December 31, 2023, and March 31, 2023, the Company had no dilutive instruments outstanding.

NOTE 13 - RELATED PARTY TRANSACTIONS

On August 21, 2018, the Company granted 1,000,000 stock options to our President, Michael J. Bledsoe. The expected volatility rate of 254.03% was calculated using the Company’s stock price over the period beginning August 21, 2018, through date of issue. A risk-free interest rate of 0.27% was used to value the options. The options were valued using the Black-Scholes valuation model. The options vested immediately and were exercisable at $0.025 per share which represents the fair market value at the date of grant in accordance with the 2009 Equity Incentive Plan. The maturity date was August 21, 2021. The entire value of the options were expensed at time of grant as they vested immediately. On August 21, 2021, the options expired and the Company issued 1,000,000 new options with a one year maturity and a strike price of $0.025 accounted for as a modification. These options were exercised on August 18, 2022.

From April 1, 2013 to March 31, 2017, the Company executed related party promissory notes with the Chairman and CEO of the Company, Todd R. Hackett, for $1,292,679, $175,000, and $340,000 paid down to a principal balance of $220,648, with interest of 10% per annum. Monthly interest payments have been made in cash starting in January of 2019. On April 19, 2019, these notes were consolidated to one promissory note for $1,688,327, with interest of 10% per annum, and extending the due date to April 20, 2020. Total interest accrued and paid in the fiscal year ended March 31, 2020 totaled $142,210. Principal payments were made totaling $245,000 for an ended principal balance at March 31, 2020 of $1,443,327. The note was subsequently amended with a maturity date of May 1, 2021, with all other terms and conditions remaining the same. No principal payments were made on this note in fiscal year 2021, leaving a principal balance as of March 31, 2021 of $1,443,327. This promissory note due date was subsequently amended to a new due date of May 1, 2022, with all other terms and conditions remaining the same. No principal payments were made on this note during fiscal year 2022, leaving a principal balance as of March 31, 2022, of $1,443,327. During fiscal year 2023, this promissory note was paid in full to Mr. Hackett.

On February 1, 2017, the Company, in the capacity of borrower, executed a non-convertible promissory note payable, with no warrants attached, with lender Mike J. Bledsoe, a member of the Executive Management Team and Board of Directors, for $50,000 at 20% interest per annum, due April 30, 2017. The note’s principal balance of $50,000, and accrued interest of $23,342 as of May 31, 2019, was amended on June 1, 2019. The promissory note June 1, 2019, amendment reduced the interest rate to 10% per annum, but to accrue interest on both the $50,000 principal balance and the $23,342 accrued interest and extended the due date to May 31, 2020. This promissory note due date was subsequently amended to a new due date of May 31, 2021. As of March 31, 2021, the principal balance on this note was $50,000 and the accrued interest was $36,805. This promissory note due date was subsequently amended to a new due date of May 1, 2022, with all other terms and conditions remaining the same. During fiscal year 2023, the Company paid this promissory note in full to Mr. Bledsoe.

NOTE 14 - SUBSEQUENT EVENTS

At the time of the filing of this Quarterly Report, there were no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results from operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements contained in our Form 10 Registration Statement filed with the SEC on October 3, 2023, and as amended on November 15, 2023, which become effective on December 2, 2023 (the “Form 10”) a copy of which is available by Hyperlink in Part II, Item 6. Exhibits, below.

Overview of Current and Planned Operations

PCS Edventures!, Inc. sells STEM / STEAM products to educational and recreational entities serving youth. At this time, we do not attempt to align our products to fit in the classroom setting although we are aware that some of our customers use our products to fill enrichment time blocks in the classroom during formal school time. Classroom curriculum must align with specific state standards to be considered for use. Each state has their own unique set of standards, making classroom curriculum development a state by-state endeavor.

On the other hand, out of school programs are not subject to a state governmental standard alignments, although these programs often require that educational programs align with various sets of state or national educational standards. This difference makes it easier to penetrate out-of-school programs, as more freedoms exist for curriculum development. We focus our efforts on these out-of-school programs, which include summer school, summer camps, YMCA programs, Boys and Girls club programs and various other programs offered outside of the classroom, at all times of the year, that are too numerous to list. Oftentimes, these programs are sponsored, administered and/or supported by local school districts, and we employ considerable efforts to build relationships with these types of school districts to provide desired programing for their out-of-school programs. The majority of the time, the out-of-school programs offered are funded with grants; however, some programs are run on a for- profit basis. The Company sells to all of these types of entities.

We offer professional development training for instructors using our products; and typically charge a fee for this service, with the fee primarily covering our expenses. Management does not view this service as a profit center, but rather as a customer service component of our product that adds to its uniqueness and value in the marketplace, and as a market development endeavor to build out the Company’s addressable market.

The nature of our target market produces considerable seasonality for the Company’s revenue. The quarters ended June 30 and September 30 tend to be the peak of this seasonality (with the quarter ended March 31 being close to these quarters), while the quarter ended December 31 tends to be the low point of our seasonality. The Table below reflects this seasonality.

	Quarterly Revenue
	2021	2022	2023
3/31	648,743	1,445,594	2,521,470
6/30	1,062,127	1,391,785	2,605,281
9/30	993,458	1,243,662	3,767,326
12/31	566,473	1,847,659	459,087

The Company, through winning a competitive Request For Proposal, added the Air Force Junior Reserve Officers’ Training Corp (AFJROTC) as a customer in the second half of calendar year 2022. The Company experienced elevated sales due to the fulfillment of the AFJROTC orders for the quarters ended December 31, 2022, March 31, 2023, and September 30, 2023. One of the AFJROTC revenue quarters was December 31, 2022, which corresponds with the lowest seasonal revenue quarter, so the effects of seasonality in 2022 was not as readily apparent as in other calendar years. The table below removes the AFJROTC revenue to highlight the seasonality that the Company experiences.

	Quarterly Revenue Less Air Force JROTC Revenue
	2021	2022	2023
3/31	648,725	1,445,595	1,247,835
6/30	1,062,127	1,391,785	2,605,281
9/30	993,458	1,243,662	2,501,410
12/31	566,473	458,239	459,087

During the quarter ended December 31, the Company focuses on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

The following table shows our results from operations for the periods indicated.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
REVENUES	$459,087	$1,847,659	$6,831,694	$4,483,106
Total Revenues	459,087	1,847,659	6,831,694	4,483,106
COST OF SALES	310,657	751,711	2,503,552	1,833,669
GROSS PROFIT	148,430	1,095,948	4,328,142	2,649,437
OPERATING EXPENSES
Salaries and wages	353,934	389,795	1,313,886	1,050,032
General and administrative expenses	231,475	191,117	821,116	587,718
Total Operating Expenses	585,409	580,912	2,135,002	1,637,750
INCOME (LOSS) FROM OPERATIONS	(436,979)	515,036	2,193,140	1,011,687
OTHER INCOME AND (EXPENSES)
Tax credit	-	94,703	31,258	94,703
Net interest income (expense)	20,183	(40,544)	30,774	(114,705)
(Gain) loss on lease modification	2,658	-	2,658	-
Total Other Income (Expense)	22,841	54,159	64,690	(20,002)
NET INCOME (LOSS) BEFORE TAXES	(414,138)	569,195	2,257,830	991,685
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$(414,138)	$569,195	2,257,830	$991,685

Net income/loss per common share:
Basic	$(0.00)	$0.00	$0.02	$0.01
Diluted	$(0.00)	$0.00	$0.02	$0.01
Weighted Average Common Shares Outstanding
Basic	124,733,494	125,482,479	125,183,945	124,973,388
Diluted	124,733,494	125,647,758	125,183,945	125,138,667

Revenue

For the quarter ended December 31, 2023 our revenue was $459,087. For the quarter ended December 31, 2022, our revenue was $1,847,659, of which $1,389,420 was attributable to our AFJROTC customer. Revenue for the December 31, 2022 quarter, excluding AFJROTC revenue was $458,239, not significantly different than our revenue for the December 31, 2023 quarter.

For the nine months ended December 31, 2023, our revenue was $6,831,694 compared to revenue of $4,483,106 for the comparable nine months the year prior. Excluding AFJORTC revenue, revenue for the nine months ended December 31, 2023, was $5,565,778, compared to $3,093,686 for the nine months ended December 31, 2022.

The Company has been soliciting larger customers for over two years and has seen some success. The AFJROTC is the Company’s largest success by a wide margin, producing revenue of $1,265,916 in the nine months ended December 31, 2023, and $1,389,420 in the nine months ended December 31, 2022.

The Company has experienced other successes in its campaign to find larger customers. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by size

	> $1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Nine months ended December 31, 2023	1	2	16	23	34	80
Nine months ended December 31, 2022	1	1	8	18	30	49
Nine months ended December 31, 2021	0	0	5	10	15	38

We believe that we can continue to experience success in soliciting larger customers, but we can offer no assurances that success will be certain, nor can we offer any numerical framework in describing the success that may occur. Risk factors include anything that would negatively affect educational funding in the United States; finding and retaining employees that meet our high standards; and anything that would negatively affect our supply chain of critical components.

Cost of Sales

We strive to have a cost of sales that is less than 40% of revenue. We price our products once per year, at the beginning of the calendar year, and maintains that pricing level throughout the year. During inflationary environments, when the price level of the Company’s raw materials is increasing, the Company must absorb that negative impact to gross margins until it can reprice its products at the beginning of the next calendar year. This repricing analysis considers the current pricing level of materials, as well as the likely increase in those levels in the year ahead. We attempt to incorporate shipping costs into the cost of raw materials, but oftentimes during the course of the year we are compelled to ship in a more expedient manner, which is more expensive than our baseline assumptions.

For the quarter ended December 31, 2023, our cost of sales was $310,657, or 67.7% of revenue. For the quarter ended December 31, 2022, our cost of sales was $751,711, or 40.7% of revenue. For any given quarter, and especially in low revenue quarters, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue. For the nine months ended December 31, 2023, our cost of sales was $2,503,552, or 36.7% of revenue, as compared to $1,833,669, or 40.9% of revenue for the nine months ended December 31, 2022. Factors affecting cost of sales include:

Helps sub 40% cost of sales	Impedes sub 40% cost of sales
Higher revenue	Higher inflation
Larger order size	Expedited shipping
Ability to take advantage of volume discounts	Quality issues with raw materials

Operating Expenses

Operating expenses are divided into two categories – salary + wages, and general + administrative. Salary and wages tend to increase over time as the Company has been increasing its number of employees and we expect to continue to do so in the future. Also, the Company desires to retain employees over the long term, which requires periodic increases in compensation as their value to the Company increases.

The Company also has a discretionary quarterly bonus program based on qualified revenue. Qualified revenue is defined as revenue where there are no reseller fees or other price adjustments associated with that revenue. Thus, all reseller sales are disqualified from the discretionary quarterly bonus calculation, as are other miscellaneous transactions where the Company did not receive a full margin. During quarters with higher revenue, salaries and wages will increase all other things equal.

Salary and wages were $353,934 for the quarter ended December 31, 2023. For the quarter ended December 31, 2022, salaries and wages were $389,795. Salaries and wages declined in the quarter ended December 31, 2023, as compared to the quarter ended December 31, 2022, due to the fact that the Company lost a higher compensated employee on September 30, 2023, and did not replace that employee until the beginning of calendar year 2024. Also, employee bonuses were higher in the quarter ended December 31, 2022, versus that for the quarter ended December 31, 2023.

Salary and wages were $1,313,886 for the nine months ended December 31, 2023. For the nine months ended December 31, 2022, salaries and wages were $1,050,032. There will likely be ebb and flow in these numbers going forward, as the timing of hiring employees and the timing of revenue growth spurts will not likely coincide with each other.

General and administrative expenses include all operating expenses outside of salaries and wages. These include the following categories:

1.	Advertising and marketing expenses
2.	Trade show and travel expenses
3.	Product development expenses
4.	Finance charges
5.	Contract labor expenses
6.	Lease expenses
7.	Insurance premiums
8.	Workers’ compensation expenses
9.	Office supplies and repairs
10.	Professional expenses
11.	Licenses
12.	State sales tax expenses
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $231,475 for the quarter ended December 31, 2023. For the quarter ended December 31, 2022, general and administrative expenses were $191,117.

General and administrative expenses were $821,116 for the nine months ended December 31, 2023. For the nine months ended December 31, 2022, general and administrative expenses were $587,718.

The Company currently leases a 10,000 square foot facility which ends in October of 2024. We are currently looking for new space, with the expectation that we need at least double the amount of space we currently occupy to accommodate our needs in achieving our growth expectations. This will cause general and administrative expenses to increase noticeably, as will the additional expenses associated with being an SEC reporting company.

Other Income and Expenses

Other income and expenses are those outside of the Company’s ordinary course of business. During covid, the Paycheck Protection Program was offered to companies to keep employees on the payroll during the lockdowns. The Company operated throughout this environment and never initiated action to reduce employee headcount. The financial benefits of the Payroll Protection Program was an item disclosed in the other income and expenses category. Likewise, the Employee Retention Tax Credit was offered for similar purposes and the Company qualified for those benefits, which are also disclosed under other income and expenses.

Interest income and interest expense are disclosed under other income and expenses. The Company had considerable interest expense prior to paying off all of its promissory note debt as of March 31, 2023. Since that time and as the Company has accumulated cash, it has invested surplus cash in a Vanguard money market fund that invests exclusively in repurchase agreements and short-term U.S. government securities. The ticker symbol of this fund is VMFXX. The Company’s switch from net debtor to net creditor explains the swing from interest expense to interest income observable for both the quarter and the nine month periods ended December 31, 2023, and 2022.

For the quarter ended December 31, 2023, other income and expenses were $22,841, with interest income totaling $20,183 for the period. For the quarter ended December 31, 2022, other income and expenses were $54.159, with interest expense totaling $40,544. Tax credits from the Employee Retention Tax Credit totaled $94,703 for the period versus $0 for the quarter ended December 31, 2023.

For the nine months ended December 31, 2023, other income and expenses were $64,690, with interest income totaling $30,774. For the nine months ended December 31, 2022, other income and expenses were ($20,002), with interest expense totaling $114,705. Tax credits from the Employee Retention Tax Credit totaled $94,703 for the period versus $31,258 for the quarter ended December 31, 2023.

Net Income Before Tax

For the three months ended December 31, 2023, net income before tax was ($414,138) versus $569,195 for the three months ended December 31, 2022. Revenue variance between the two periods was responsible for the variance in net income before taxes. The prior year period included AFJROTC revenue of $1,389,420 while the current year period had no AFJROTC revenue. The Company’s small size relative to the opportunities it is pursuing can create significant lumpiness in quarterly results and comparisons to the prior year.

For the nine months ended December 31, 2023, net income before tax was $2,257,830 versus $991,685 for the nine months ended December 31, 2022. AFJROTC revenue was similar for the two periods, with the prior year period having $123,504 more AFJROTC revenue than the current year period. While the nine month period ended December 31, 2023 incorporates some significant customer wins that may not be present in the future, Management believes that the Company can take advantage of numerous opportunities and achieve different customer wins in the future and repeat the success is has achieved thus far in fiscal year 2024. This expectation of revenue growth is not accompanied by an expectation of consistency, making quarterly results lumpy and annual results subject to a year-over-year decline on occasion.

Taxes

The Company has significant net operating losses which arose due to past losses. At March 31, 2023, the Company had net operating losses of approximately $13.9 million that may be offset against future taxable income. No tax benefit has been reported in the quarterly consolidated financial statements for fiscal years 2024 and 2023 since the potential tax benefit is offset by a valuation allowance of the same amount. The federal and state net operating losses and tax credits expire in years beginning in 2026.

Net Income

With the large net operating losses that can be used to offset taxable income, net income is the same as net income before tax for the reporting periods shown.

Liquidity and Capital Resources

Cash Flow from Operations

For the nine months ended December 31, 2023, cash provided by operations was $1,644,991 compared to cash provided by operations of $244,659 for the nine months ended December 31, 2022. As of December 31, 2023, total current assets were $4,950,442 and total current liabilities were $614,636, resulting in working capital of $4,335,806. As of March 31, 2023, total current assets were $2,493,906 and total current liabilities were $1,222,651, resulting in working capital of $1,271,255.

The Company had a current ratio as of December 31, 2023 of 8.05 compared to a current ratio of 6.85 as of March 31, 2023.

As of December 31, 2023, we had $2,006,618 in cash and cash equivalents compared to $442,657 in cash as of March 31, 2023. The improvements in working capital, current ratio, and cash on hand are all due to a significant increase in net income during fiscal year 2024 versus that for fiscal year 2023.

Cash Flow from Investing Activities

For the nine months ended December 31, 2023, cash used by investing activities was $16,096 compared to cash used by investing activities of $16,459 for the nine months ended December 31, 2022. We purchased office equipment during these periods which accounts for the activity.

Cash Flow from Financing Activities

For the nine months ended December 31, 2023, cash used by financing activities was $64,933. We purchased 998,985 shares of common stock for $0.065 per share, which accounts for this activity. For the nine months ended December 31, 2022, cash used by financing activities was $118,327. During this period, principal payments on debt accounted for $143,327 of the cash used by financing activities whereas we received $25,000 from the sale of one million shares of stock related to the exercise of options by Mike J. Bledsoe, our President.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three and nine month periods ended December 31, 2023, and 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and our President who acts as our Principal Financial Officer has evaluated the effectiveness, as of December 31, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, because of inadequate control and expertise over preparation of the preliminary financial statements and schedules for our auditor’s review, resulting in some minor errors in applying Accounting Standards Codifications used in the United States to organize and present accounting standards and principles.  Management has concluded that we will take appropriate action to add additional expertise to assist us in the preparation of our future interim financial statements for our auditor’s review to ameliorate this weakness.

Changes in Internal Control over Financial Reporting

With the exception of management’s plan to take appropriate action to add additional expertise to assist us in the preparation of our future interim financial statements to ameliorate this weakness and to assist us in designing and implementing a system of adequate controls over the preparation of our financial statements and schedules, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits.

(a) Index of Exhibits

Exhibit No.	Identification of Exhibit	Location if other than attached hereto
3.1	Second Amended and Restated Articles of Incorporation dated October 2, 2006	Attached to our Form 10 filed October 3, 2023
3.2	Articles of Amendment dated April 12, 2012	Attached to our Form 10 filed October 3, 2023
3.3	Articles of Amendment dated September 25, 2014	Attached to our Form 10 filed October 3, 2023
3.4	Articles of Amendment dated September 25, 2015	Attached to our Form 10 filed October 3, 2023
3.5	Articles of Amendment dated September 23, 2016	Attached to our Form 10 filed October 3, 2023
3.6	Third Amended Bylaws	Attached to our Form 10 filed October 3, 2023
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Todd R. Hackett, Chief Executive Officer and Chairman	Attached hereto
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael J. Bledsoe, President, Principal Financial Officer	Attached hereto
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Todd R. Hackett, Chief Executive Officer and Chairman of the Board of Directors, and Mike J. Bledsoe, President and Principal Financial Officer

Attached hereto
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

Form 10A-1 Registration Statement filed with the SEC on November 15, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!, INC.

Dated: February 16, 2024	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: February 16, 2024	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

