Form 10-K
period 2024-03-31
PCS Edventures!, Inc.
filed 2024-06-28
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 000-49990

PCS Edventures!, Inc.

(Exact name of Registrant as specified in its charter)

Idaho	82-0475383
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11915 W. Executive Dr., Suite 101 Boise, ID	83713
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (208) 343-3110

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock - No Par Value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7362)b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

On September 29, 2023, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $12,821,533, based upon 69,268,114 shares of common stock of the Registrant being then owned by such persons, and based upon the closing price of the Registrant’s common stock on the OTC Markets Group, LLC (the “OTC Markets”) “OTC Pink Tier” under the trading symbol “PCSV” of $0.1851 per share on September 29, 2023.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 28, 2024, the Registrant had 124,733,494 shares of common stock outstanding.

Forward-Looking Statements

When used in this Annual Report on SEC Form 10-K, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although management believes that the assumptions underlying the forward-looking statements included in this Annual Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Cautionary Statement

Summaries of all agreements or other documents referenced herein or attached hereto by Hyperlink in Part IV, Item 15, and incorporated herein by reference or otherwise, do not purport to be all inclusive of the terms, conditions and other provisions of such agreements or documents, and accordingly, all such summaries are modified in their entirety to the referenced and Hyperlinked respective agreements or documents in Part IV, Item 15 hereof.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

Item 1. Business.

History and Organization

PCS Edventures!, Inc., an Idaho corporation (“PCS,” the “Company,” “we,” “our,” “us,” and words of similar import), was originated under the laws of the State of Idaho on August 3, 1994 as “PCS Education Systems, Inc.” On March 27, 2000, we changed our name from “PCS Education Systems, Inc.” to “PCS Edventures!.com, Inc.” On August 31, 2015, we changed our name from “PCS Edventures!.com, Inc.” to “PCS Edventures!, Inc.” PCS Edventures!, Inc. is our current company name.

On February 18, 2016, we announced the completion of an asset purchase of Thrust-UAV, a privately-held company focused on drone technology.

On March 27, 2017, the Company filed a Form 15-12g with the Securities and Exchange Commission (the “Commission”) whereby, under Rule 12g-4(a)(1) and Rule 12h-3 (b)(1)(i), it terminated its duty to file reports with the Commission.

Effective December 31, 2017, the Company’s Executive Vice President, Director, and highest-ranking operations officer, resigned to pursue other interests. Given his tenure at the Company of over 20 years and his position at the time of his departure, this effectively caused a change in executive leadership at the Company. On January 1, 2018, Michael J. Bledsoe, then Vice President and Treasurer, and a Director, was appointed to assume responsibility for the operational oversight of the Company. On April 23, 2018, he was promoted to President, a position he currently holds. Todd R. Hackett was Chairman of the Board and CEO at the time of this transition and remains in those positions with the Company.

The Company’s Board of Directors determined that it was in the best interests of the shareholders of the Company to register its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and return to its former status as a “fully-reporting” entity with the Commission given the Company’s improved financial condition and management’s desire to improve the Company’s reporting quality to shareholders. Accordingly, the Company filed a Form 10 Registration Statement with the Commission on October 3, 2023, which became effective December 4, 2023 (the “Form 10 Registration Statement”).

Overview

The Company specializes in creating experiential, hands-on, K12 STEM (Science, Technology, Engineering, and Math) education products and curriculum. “STEM” is often abbreviated as STEAM – Science, Technology, Engineering, Arts, and Math – to include the arts. We use the terms STEM and STEAM interchangeably throughout this Annual Report and make no significant distinction between the two terms. Through our acquisition of Thrust-UAV, we developed educational drones and drone curriculum. Our customers include schools and school districts from the collegiate to kindergarten level, and providers of out-of-school programming, which include after-school programs, military education programs, home-schooling programs, summer programs, and corporate outreach programs. We sell predominately in the United States and sell into nearly every state in the nation. We have a few international customers, but revenue from customers outside of the United States is not material, and we do not focus our sales efforts on international markets at this time.

Our products facilitate STEM education by providing engaging activities that demonstrate STEM concepts and inspire further STEM studies, with the goal of ultimately leading students to pursue STEM career pathways. Due to our exceptionally detailed curriculum, our products are easy to teach and do not require a teaching degree or experience to administer.

PCS’ educational products are developed from both in-house efforts and contracted services. They are marketed through reseller channels, direct sales efforts, partner networks, and web-based channels.

Products

PCS has developed and sells a variety of STEM education products into the K12 market, which can be categorized as follows:

1.	Enrichment Programs

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately 30 different enrichment programs and typically develops at least two new programs each year. Some of the more popular programs include Ready, Set, Drone!; Traveling Artist; Unleash Your Wild Side, Build a Better World; Claymation; Oceanic Exploration; Pirate; and Flight and Aerodynamics.

2.	Discover Series Products

These products are designed for the makerspace environment and include engaging STEM activities that motivate students to pursue educational pathways toward STEM careers. The Discover Series includes Discover Engineering; Discover Robotics & Physics; Discover Robotics & Programming; and Discover STEM.

3.	BrickLAB Products

These products are designed for the grade school market and use the Company’s proprietary bricks (which are Lego compatible) and curriculum to engage students to explore, imagine, and create within a STEM education framework. The Company offers a variety of grade-specific BrickLAB products.

4.	Discover Drones, Add-on Drone Packages, and Ala Carte Drone Items

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

These series of activity books are designed for the K-3 market and ideal for a distance-learning environment. The series includes 12 different issues. Instructor guides and/or family engagement guides are included. The Company also provides the necessary bricks for the builds in the activity books as a separate, but related product.

6.	Professional Development Training

The Company offers professional development trainings, for a fee, to educators who are implementing the Company’s products in their classroom.

The Company intends to continue developing STEM education products that address demand from large markets.

Distribution Methods of Products

The Company sells its products directly to customers and through resellers. The Company kits all of its products at its Boise, Idaho facility and ships the products directly to customers. Resellers do not inventory the Company’s products and the Company “drop ships” its products directly to the resellers’ customers. Trainings and Professional Development sessions are conducted either at the Company’s facilities or at the customer’s location, depending on the desires of the customer. Customers can buy from the Company’s website, from a reseller’s website, or by presenting the Company with a valid purchase order.

Competition

The STEM education market is not well defined and is very fragmented. Our products experience competition from multiple angles. Most schoolteachers with exposure to STEM can create their own lesson plans, using their own materials, to emulate the educational benefits of using the Company’s products, at a fraction of the cost. The value proposition of our products is less compelling in a budget-constrained environment, as cost becomes an overriding factor in many such cases. Additionally, there are several sources of free and inexpensive curriculum that teachers can use to help them deliver STEM educational concepts similar to those experienced by the users of our products.

In addition to competition at the local level, many of our products face competition from similar products produced by multinational companies that have significant advantages over us in terms of financial resources, human resources, brand loyalty, supply-chain costs, and global reach. While many of these companies primarily target the toy industry, their sheer size and cost advantages allow them to easily breach the education market with their products. In this regard, the company competes directly with Lego, DJI, Fischertechnik, K’Nex (acquired by Basic Fun), and Vex IQ, among many others.

There are numerous companies of various sizes that develop and sell STEM educational products. While there may be several characteristics that differentiate our Company’s products from theirs, all of us are competing for a finite market. There are several potential solutions to STEM education demand and, oftentimes, companies can achieve a first-mover advantage by developing a relationship with a customer or distributor, and integrating their suite of products and services into the supply chain before we can showcase our offerings.

We also compete against non-profit organizations, such as Project Lead The Way, who have a mission to promote and implement STEM education. The programs they provide can be free, subsidized, government-sponsored, rigorously developed, and/or heavily promoted, creating intense competition for our products and services.

We believe that we have a competitive advantage in curriculum development. We employ STEM teachers who, through experience, understand the environment that educators operate within and the unique challenges they face, and we develop our curriculum with the educator in mind for an easy, successful, and consistent implementation. Many of our competitors’ products focus on the product or the student, with the educator left to figure out the details of implementation.

Manufacturing, Supplies, and Quality Control

Our Enrichment Programs contain several types of materials, kitted in a box. There is no manufacturing involved in the creation of our final product in the Enrichment Program category. Nearly all materials used are non-proprietary and commercially available. The materials are mostly consumer discretionary (paper, crayons, pencils, tape, yarn, etc.) and sourced from a variety of vendors, some of which are located outside of the United States. Some of our Enrichment Programs contain proprietary products from other companies, commercially available, and the Company maintains close relationships with these suppliers. The final creation of the product via kitting and packaging is done at our corporate facility in Boise, Idaho. The printing and digitizing of the curriculum, as well as all curriculum development oversight, is performed at our corporate facility.

Our Discover series of products contains some proprietary products designed by our Company and manufactured abroad as well as non-proprietary, commercially available products. Most of our Discover series of products are comprised of other companies’ final products, combined with our curriculum. Our RubiQ education drone is a proprietary product of the Company and is the main component in Discover Drones. The RubiQ education drone’s components are manufactured abroad and quality-controlled at our corporate facility. The final packaging of all Discover products is done at our Boise, Idaho facility. The printing and digitizing of the curriculum, as well as all curriculum development oversight, is performed at our corporate facility.

Our BrickLAB products contain proprietary plastic building bricks (that are Lego compatible) manufactured for us by a long-time vendor with manufacturing facilities in South Korea. The printing and digitizing of the curriculum, as well as all curriculum development oversight, is performed at our corporate facility.

The STEAMventures BUILD Activity Book was developed at our corporate facility. The printing of the product and final packaging are performed at our corporate facility.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Raw material procurement has become more challenging since the Covid-19 pandemic. Backlogs have created availability problems for a few items, shipping congestion from time to time has significantly delayed shipment of many items, and prices of nearly all items have increased materially. We expect continued inflation in the materials we use in our final products, although we expect transportation costs to moderate.

With few exceptions, we can generally source materials from multiple vendors, although the pricing from different vendors varies considerably. Thus, supply problems that we experience generally do not impair our business from functioning. However, supply problems that cause us to procure from higher-priced sources negatively affect our gross margin as we cannot adjust our prices as quickly as the prices of our raw materials increase.

In response this challenging environment, we raised 2022 prices for many products to maintain our margin goals, and we were compelled to do so again in 2023. Additionally, we buy in bulk to achieve better pricing, and have increased general inventory levels. While we purchase from numerous vendors, below are our most used vendors by dollar volume:

Mida’s Global

Fischertechnik

Amazon

ASI

Flash Hobby Technology

FPVElite

Dependence on One or a Few Major Customers

During Fiscal Year 2024, we had four major customers who each accounted for at least 5% of sales and who, when aggregated, accounted for 37.4% of sales. One of these customers was a relatively new contract from the Air Force JROTC program and represented 13.7% of our revenue in Fiscal Year 2024. The details of sales from our major customers are below:

Customer Designation	FY 2024	FY 2023	FY 2022	Relationship Duration
Customer A	5.0%	5.2%	8.3%	10 years
Customer B	12.1%	6.0%	17.5%	19 years
Customer C	13.7%	37.3%	0%	2 years
Customer D	6.6%	4.2%	11.6%	13 years

Customers A and D are resellers. The sales from reseller customers represent the aggregation of many purchase orders each of these customers placed with us throughout the year. Our reseller customers place an order with us when their customer orders our product from them. This cycle recurs numerous times throughout any given year.

We work closely and frequently with our larger customers to ensure that they are receiving the value proposition and service from us they require to continue doing business with us. We would categorize our relationship with these customers as excellent and do not believe that there is a risk to any of these relationships over the next year. Customer C, being a contract with a specified ending date with no minimum order requirement in any given year, is not likely to experience the duration with us as our other major customers have, although the possibility exists that a new contract will be created to replace the old one when it expires.

We believe that the risk of losing any one of these customers is small, and we are actively, and successfully, soliciting larger customers to diversify our current customer concentration. While we believe the risk of losing any one of these major customers over the next year is small, the loss of any two of these customers would pose a significant risk to the financial health of the Company.

Seasonality of Business

Our business is subjected to strong seasonal patterns during any given year, with our busiest period coinciding with summer learning and the planning leading up to providing summer programs (January through July). The period between Thanksgiving and the New Year is our slowest time, coinciding with the holiday season, as most schools observe the holidays with significant time off during this period.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We do not have any designs or equipment which are patented, registered trademarked, or licensed.

Research and Development Costs During the Last Two Fiscal Years

We currently expense our costs under a general operating expense category instead of capitalizing any research and development expenses.

Employees

As of March 31, 2024, we had 22 full-time employees.

Impact of the Covid-19 Pandemic

The pandemic affected our end markets considerably for a period of time when lockdown orders were enacted at schools and after-school programs. We sell to educational program providers, and our products are designed to be used in-person with group collaboration encouraged. School closures and a movement to remote learning during much of calendar year 2020 significantly and negatively impacted our revenue. Our revenue for fiscal year 2021 (ending March 31, 2021) declined 57.7% from our revenue for fiscal year 2020. For fiscal year 2022, the impact from the pandemic was negligible, as most K-12 learning institutions and after-school programs resumed in-person learning and services. We reported record revenue for fiscal years 2023 and 2024, indicating that the any lingering effects of the pandemic are insignificant.

Our supply chain has experienced and continues to experience moderate delays due to the pandemic’s various effects on our vendors. Our vendors are located in China, Europe, South Korea, and the U.S., with each region experiencing the cycles of the pandemic at different times and reacting differently to it. These conditions have caused some delays in us receiving our raw materials from vendors. Port congestion arises from time to time, elevating transportation costs due to increased storage fees at the port, and further adding to delays in us receiving materials. In situations when these delays in receiving our materials risk interrupting our customers’ programs, we have often accommodated these customers, at the Company’s expense, with compensation in the form of free shipping to the customer, express shipping to the customer, express shipping of materials from our vendor to us, product substitutions with the customer, or additional materials given to the customer. We believe that these supply chain issues are manageable and temporary, but they will continue to negatively impact our profit margin until fully resolved.

General supply shortages of semiconductors, attributed to the pandemic, have elevated the cost of the flight controller component of our proprietary drone from $14.50 per unit to $50.00 per unit. Given the global nature of this shortage, we will procure only what is needed and wait to buy in bulk when supply returns to normal. We have solicited additional vendors who supply drone materials to diversify our supply chain. Recently, prices have begun to moderate.

During the pandemic when our markets were significantly impaired by mandated lockdowns, we developed a STEM activity book, titled STEAMventures, which could be used in a distance-learning environment. We also modified two of our enrichment programs to be used at the individual level instead of at the group level, to accommodate areas where in-person learning was not possible. Through these developments, we believe that we have a better suite of offerings for distance-learning environments, should that environment arise again.

On April 14, 2020, the Company received its first Paycheck Protection Program (“PPP”) loan in the amount of $193,375. This amount was subsequently forgiven in December of 2020. On February 2, 2021, the Company received its second PPP loan in the amount of $221,050. This amount was subsequently forgiven in September of 2021.

The Company qualified for the Employee Retention Tax Credit (ERTC) for 2020 and the first three calendar quarters of 2021. The Company has filed an amended IRS Form 941 quarterly federal tax return for the April through June 2020 period to claim this credit as it was made retroactive at the end of 2020. We have also filed our quarterly Forms 941 claiming this credit. The amounts of the credits are summarized below:

For period	ERTC Amount Claimed
April 1, 2021 – March 31, 2022	$198,995
April 1, 2022 - March 31, 2023	$94,860

Growth Plan

Our primary focus is to continue penetrating the U.S. market with our current product line as we feel the market is large relative to our current market share and receptive to our value proposition of high-quality, easily implemented, hands-on STEM programs. We are actively pursuing larger customers who can implement our programs at multiple sites, recognizing that some unique product development may be required for these sales. We intend to develop new products and to enhance our current product line based on market feedback we receive, both solicited and unsolicited, and based on developments within our market. We intend to further develop and enhance our educational drone product line, and we are prepared to compete intensely in this product category, as we believe that 1), our curriculum offers us a competitive advantage in this space, and 2), the educational drone market is nascent and expected to continue to grow significantly.

The Company reported record revenue and net income for fiscal year 2024, after a record fiscal year 2023, and our outlook is for continued profitability in our fiscal year 2025. The Company’s recent success, coupled with the Company’s established history of significant aggregate profitability for the past six years, accomplished under the supervision of different Management than the team that oversaw the period prior to fiscal year 2019, compelled Management, in consultation with Company tax advisors and auditors, to recognize the remainder of the tax-loss carry-forward asset on the Company’s fiscal year 2024 financial statements. In fiscal year 2023, the Company recognized $1,011,466 of the tax-loss carry-forward asset. In fiscal year 2024, the Company recognized the remaining $1,529,793 of the total tax-loss carry-forward asset, which at March 31, 2024, was $2,541,259. For the fiscal year ended March 31, 2023, the Company reported net income of $2,776,176, which includes the recognition of the tax-deferred asset. For the fiscal year ended March 31, 2024, the Company reported net income of $4,441,188, which includes the recognition of the remainder of the tax-loss carry-forward asset not recognized in fiscal year 2023.

Regulation and Environmental Compliance

Presently, none of our products are in highly regulated industries.

Need for any Governmental Approval of Principal Products or Services

No products presently being manufactured or sold by us are subject to prior governmental approvals. Notwithstanding the forgoing, the educational drone market is relatively new and undergoing significant regulatory evolution. We stay current on these regulatory developments and help our customers understand and comply with new regulations.

Effect of Existing or Probable Governmental Regulations on the Business

Our Form 10 Registration Statement became effective 60 days after filing with the Commission (December 4, 2023, by reason of the 60th day being a Saturday), at which point our securities became registered pursuant to Section 12(g) of the Exchange Act. Issuers with securities registered under Section 12(g) are subject to numerous regulatory requirements under the Exchange Act. For example, we will be subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require that we provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

With the effectiveness of our Form 10 Registration Statement, we are also be required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; changes in executive officers and directors; and bankruptcy) in a Current Report on Form 8-K.

The Company currently does not hold any intellectual property rights. While we use reasonable efforts to protect our trade and business secrets, we cannot assure that our employees, consultants, contractors, or advisors will not, unintentionally or willfully, disclose our trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods, and know-how. If we are unable to defend our trade secrets from others use, or if our competitors develop equivalent knowledge, it could have a material adverse effect on our business. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third-party use. Enforcing a claim that a third party illegally obtained and is using the Company’s trade secrets could be expensive and time-consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to respond to this Item.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Processes for assessing, identifying, and managing material risks from cybersecurity threats are conducted in-house, with the help of analytics and notifications that are built-in to our third-party tools. These processes include:

a.	Providing employees with tools and training to minimize and report cybersecurity risks;
b.	Monitoring databases and tools for unusual activity or suspicious login attempts;
c.	Tracking, managing, and safely disposing of physical hardware; and
d.	Responding to any identified threats and reporting these situations to management.

Cybersecurity threats could potentially result in slowed or halted business operations, such as shipping, closing sales, marketing engagement, and other communications. This would negatively impact the Company’s financial condition until the issue is resolved. Such threats could impact customers of certain programs that rely on digital resources, but a majority of our products would not be materially affected. Other threats may include the compromise of customer personally-identifiable information. We continually monitor for threats to avoid risks to Company or individuals’ data, interruptions to business operations, or financial losses.

No cybersecurity incidents were identified this year. One threat was identified: insecurely stored credentials. This was responded to by implementing an encrypted password manager Company-wide. We will continue to monitor for threats to avoid risks to Company or individuals’ data, interruptions to business operations, or financial losses. Information about risks or any identified cybersecurity threats are reported by the Director of Technology to the President.

Identified cybersecurity risks are reported to IT, where they are assessed and responded to. Any actions taken or cybersecurity incidents identified are reported to the Director of Technology. Qualifications for these individuals include prior experience, education, and/or training in cybersecurity.

Item 2. Properties

We own no real properties. Our corporate headquarters, R&D activities, and manufacturing facilities are located at 11915 W. Executive Dr., Ste. 101, Boise, ID 83713. The Company occupies 10,000 square feet of office and warehouse space under a triple net lease with a monthly rental amount that started at $6,800, and escalated by $200 per month at the end of each lease year, which is due to expire on October 31, 2024. We are actively evaluating new warehouse space opportunities with the expectation that we will move our facilities into a larger space when our current lease expires.

Item 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 4. Mine Safety Disclosures

None; not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since August 1, 2001, our common stock has been quoted in the OTC Markets Group, LLC (the “OTC Markets”) under the symbol “PCSV.” Our common stock currently trades on the OTC Markets “Pink Tier.” Any OTC Markets quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

The following table summarizes our common stock quote history, as provided to us by the OTC Markets Group.

Period	Closing Bid	High Closing Bid	Low Closing Bid	High Price	Low Price	Closing Price
1/1/2024 – 3/31/2024	.185	.190	.165	.200	.165	.165
10/1/2023 – 12/31/2023	.185	.210	.161	.210	.170	.185
7/1/2023 – 9/30/2023	.185	.185	.065	.190	.069	.185
4/1/2023 – 6/30/2023	.065	.075	.057	.088	.042	.065
1/1/2023 – 3/31/2023	.075	.087	.055	.089	.056	.079
10/1/2022 – 12/31/2022	.060	.070	.050	.089	.049	.055
7/1/2022 – 9/30/2022	.046	.052	.041	.060	.045	.045
4/1/2022 – 6/30/2022	.041	.066	.041	.075	.041	.041
1/1/2022 – 3/31/2022	.041	.045	.041	.050	.041	.041
10/1/2021 – 12/31/2021	.042	.048	.041	.051	.040	.042
7/1/2021 – 9/30/2021	.045	.050	.037	.063	.040	.050
4/1/2021 – 6/30/2021	.040	.041	.021	.046	.020	.045

Holders

As of March 31, 2024, we had 124,733,494 shares of our common stock outstanding, and there were approximately 237 accounts of record; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized For Issuance Under Equity Compensation Plans

We have no active equity compensation plans and no securities are authorized for issuance under equity compensation plans.

Performance Graph

As a smaller reporting company, we are not required to respond to this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three fiscal years, ending March 31, 2024, 2023, and 2022, the Company has engaged in the following transactions:

On March 17, 2023, Michelle Fisher, our Director of Curriculum, exercised 250,000 performance options and purchased 250,000 shares of “restricted” Rule 144 common stock at $0.02 per share, for total consideration of $5,000. We used the proceeds from this sale for general corporate purposes.

On August 24, 2022, Michael J. Bledsoe, our President, exercised 1,000,000 performance options and purchased 1,000,000 shares of “restricted” Rule 144 common stock at $0.025 per share, for total consideration of $25,000. We used the proceeds from this sale for general corporate purposes.

On July 28, 2021, K2Red, LLC, a lender to the Company, exercised 1,000,000 warrants attached to its promissory note issued by the Company, and purchased 1,000,000 shares of “restricted” Rule 144 common stock at $0.015 per share, for total consideration of $15,000. We used the proceeds from this sale for general corporate purposes.

Item 6. Reserved for Future Use.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995:

Except for historical facts, all matters discussed in this Annual Report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this Annual Report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks, and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in our SEC filings. We assume no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with Item 8, Financial Statements, in Part II of this Annual Report.

Overview of Current and Planned Operations

PCS Edventures!, Inc. sells STEM/STEAM products to educational and recreational entities serving youth. At this time, we do not attempt to align our products to fit in the classroom setting although we are aware that some of our customers use our products to fill enrichment time blocks in the classroom during formal school time. Classroom curriculum must align with specific state standards to be considered for use. Each state has their own unique set of standards, making classroom curriculum development a state by-state endeavor.

On the other hand, out of school programs are not subject to state governmental standard alignments, although these programs often require that educational programs align with various sets of state or national educational standards. This difference makes it easier to penetrate out-of-school programs, as more freedoms exist for curriculum development. We focus our efforts on these out-of-school programs, which include summer school, summer camps, YMCA programs, Boys and Girls club programs, and various other programs offered outside of the classroom, at all times of the year, that are too numerous to list. Oftentimes, these programs are sponsored, administered and/or supported by local school districts, and we employ considerable efforts to build relationships with these types of school districts to provide desired programing for their out-of-school programs. The majority of the time, the out-of-school programs offered are funded with grants; however, some programs are run on a for-profit basis. The Company sells to all of these types of entities.

We offer professional development training for instructors using our products, and typically charge a fee for this service, with the fee primarily covering our expenses. Management does not view this service as a profit center, but rather as a customer service component of our product that adds to its uniqueness and value in the marketplace, and as a market development endeavor to build out the Company’s addressable market.

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

The Company, through winning a competitive “Request For Proposal,” added the Air Force Junior Reserve Officers’ Training Corp (“AFJROTC”) as a customer in the second half of calendar year 2022. We experienced elevated sales due to the fulfillment of the AFJROTC orders for the quarters ended December 31, 2022, March 31, 2023, and September 30, 2023. One of the AFJROTC revenue quarters was December 31, 2022, which corresponds with the lowest seasonal revenue quarter, so the effects of seasonality in 2022 was not as readily apparent as in other calendar years. The table below removes the AFJROTC revenue to highlight the seasonality that the Company experiences.

	Quarterly Revenue Less Air Force JROTC Revenue
	2021	2022	2023
3/31	648,725	1,445,595	1,247,835
6/30	1,062,127	1,391,785	2,605,281
9/30	993,458	1,243,662	2,501,410
12/31	566,473	458,239	459,087

During the quarter ended December 31, we focused on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the year ended March 31, 2024, our revenue was $9,094,466 compared to $7,004,575 for the year ended March 31, 2023.

The Company has been soliciting larger customers for over two years and has seen some success. The AFJROTC is the Company’s largest success by a wide margin, producing revenue of $1,269,036 in the year ended March 31, 2024, and $2,655,336 in the year ended March 31, 2023.

We have experienced other successes in its campaign to find larger customers. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by Size

	> $1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Year ended March 31, 2024	2	3	17	27	40	94
Year ended March 31, 2023	1	1	10	21	38	60
Year ended March 31, 2022	0	1	6	13	18	51

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

Cost of Sales

For the year ended March 31, 2024, our cost of sales was $3,359,801, or 36.9% of revenue. For the year ended March 31, 2023, our cost of sales was $2,798,617, or 40.0% of revenue.

We strive to have a cost of sales that is less than 40% of revenue. We price our products once per year, at the beginning of the calendar year, and maintain that pricing level throughout the year. During inflationary environments, when the price level of the Company’s raw materials is increasing, the Company must absorb that negative impact to gross margins until it can reprice its products at the beginning of the next calendar year. This repricing analysis considers the current pricing level of materials, as well as the likely increase in those levels in the year ahead. We attempt to incorporate shipping costs into the cost of raw materials, but oftentimes during the course of the year, we are compelled to ship in a more expedient manner, which is more expensive than our baseline assumptions.

Factors affecting cost of sales include:

Helps sub 40% cost of sales	Impedes sub 40% cost of sales
Higher revenue	Higher inflation
Larger order size	Expedited shipping
Ability to take advantage of volume discounts	Quality issues with raw materials

Operating Expenses

Operating expenses are divided into two categories – salary + wages, and general + administrative. Salary and wages tend to increase over time as the Company has been increasing its number of employees, and we expect to continue to do so in the future. Also, we desire to retain employees over the long term, which requires periodic increases in compensation as their value to the Company increases.

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

Salary and wages were $1,778,946 for the year ended March 31, 2024, compared to $1,521,536 for the year ended March 31, 2023.

General and administrative expenses include all operating expenses outside of salaries and wages. These include the following categories:

1.	Advertising and marketing expenses;
2.	Trade show and travel expenses;
3.	Product development expenses;
4.	Finance charges;
5.	Contract labor expenses;
6.	Lease expenses;
7.	Insurance premiums;
8.	Workers’ compensation expenses;
9.	Office supplies and repairs;
10.	Professional expenses;
11.	Licenses;
12.	State sales tax expenses; and
13.	Office and warehouse infrastructure expenses.

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $1,148,652 for the year ended March 31, 2024. For the year ended March 31, 2023, general and administrative expenses were $871,967.

The Company currently leases a 10,000 square foot facility which ends in October of 2024. We are currently looking for new space, with the expectation that we need at least double the amount of space we currently occupy to accommodate our needs in achieving our growth expectations. This will cause general and administrative expenses to increase noticeably, as will the additional expenses associated with being a Commission reporting company.

Total Operating expenses for the year ended March 31, 2024, were $2,927,598, compared to $2,393,503 for the year ended March 31, 2023.

Other Income/Expenses

Other income and expenses are those outside of the Company’s ordinary course of business. During Covid, the Paycheck Protection Program was offered to companies to keep employees on the payroll during the lockdowns. The Company operated throughout this environment and never initiated action to reduce employee headcount. The financial benefits of the Payroll Protection Program was an item disclosed in the other income and expenses category. Likewise, the Employee Retention Tax Credit was offered for similar purposes, and the Company qualified for those benefits, which are also disclosed under other income and expenses.

Interest income and interest expense are also disclosed under other income and expenses. The Company had considerable interest expense prior to paying off all of its promissory note debt as of March 31, 2023. Since that time and as the Company has accumulated cash, it has invested surplus cash in a Vanguard money market fund that invests exclusively in repurchase agreements and short-term U.S. government securities. The ticker symbol of this fund is “VMFXX.” The Company’s switch from net debtor to net creditor explains the swing from interest expense to interest income observable for the years ended March 31, 2024, and March 31, 2023.

For the year ended March 31, 2024, other income and expenses were $104,328, with interest income totaling $48,904. For the year ended March 31, 2023, other income and expenses were ($47,745), with interest expense totaling ($142,605).

Net Income Before Tax

For the year ended March 31, 2024, net income before tax was $2,911,395 versus $1,764,710 for the year ended March 31, 2023. The Company experienced a higher sales level in fiscal year 2024 versus that of fiscal year 2023, which largely accounts for the difference in net income before tax for these two periods.

Taxes

The Company has significant net operating losses which arose due to past losses. At March 31, 2024, the Company had net operating losses of approximately $9.2 million that may be offset against future taxable income. The federal and state net operating losses and tax credits expire in years beginning in 2026.

Prior to fiscal year 2023, the Company offset its potential tax benefit from the operating loss carry-forwards with a valuation allowance in the same amount. As it became clear that the Company will more likely than not use its tax loss carry-forward amounts, the valuation allowance was partially removed for the fiscal year ending March 31, 2023, such that the tax benefit recognized by us in fiscal year 2023 was $1,011,466. The valuation allowance was fully removed as of March 31, 2024, resulting in a tax benefit of $1,529,793 for fiscal year 2024.

Net Income

For the year ended March 31, 2024, net income was $4,441,188 versus $2,776,176 for the year ended March 31, 2023. Removing the tax loss carry-forward valuation allowance added $1,529,793 to net income for the year ended March 31, 2024, and $1,011,466 for the year ended March 31, 2023.

Liquidity and Capital Resources

Cash Flow from Operations

For the year ended March 31, 2024, cash provided by operations was $975,680 compared to cash provided by operations of $1,341,409 for the year ended March 31, 2023. Increases in accounts receivable and inventory as of March 31, 2024, compared to March 31, 2023, were the two largest factors in the difference in cash flow from operations for the two periods.

As of March 31, 2024, total current assets were $5,425,141 and total current liabilities were $416,154, resulting in working capital of $5,008,989. As of March 31, 2023, total current assets were $2,493,906 and total current liabilities were $364,269, resulting in working capital of $2,129,637.

The Company had a current ratio as of March 31, 2024, of 13.04 compared to a current ratio of 6.85 as of March 31, 2023.

As of March 31, 2024, we had $1,329,708 in cash and cash equivalents compared to $442,657 in cash as of March 31, 2023. The improvements in working capital, current ratio, and cash on hand are all due to a significant increase in net income during fiscal year 2024 versus that for fiscal year 2023.

Cash Flow from Investing Activities

For the year ended March 31, 2024, cash used by investing activities was $23,696 compared to cash used by investing activities of $19,495 for the year ended March 31, 2023. We purchased office equipment during these periods which accounts for the activity.

Cash Flow from Financing Activities

For the year ended March 31, 2024, cash used by financing activities was $64,933. We purchased 998,985 shares of our common stock for $0.065 per share, which accounts for this activity. For the year ended March 31, 2023, cash used by financing activities was $1,463,327. During this period, principal payments on debt accounted for $1,493,327 of the cash used by financing activities whereas we received $30,000 from the sale of 1.25 million shares of stock related to the exercise of 1,000,000 options by Michael J. Bledsoe, our President, and 250,000 options by Michelle Fisher, our Director of Curriculum.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the years ended March 31, 2024 or 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PCS Edventures!, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PCS Edventures!, Inc. (the Company) as of March 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset

ASC 740 Income Taxes discusses the considerations for valuing deferred tax assets. The Company had significant net operating losses (NOLs), which arose due to historical losses, and resulted in deferred tax assets that were fully allowed against. During the current year, the Company determined that it is more likely than not that the deferred tax asset would be fully realized due to current earnings trends. The Company uses judgment in order to determine whether or not an allowance is needed. Because reversing the allowance directly affects net income, we considered this a significant estimate that involved subjective judgments made by management.

How We Addressed it During Our Audit

We reviewed ASC 740 Income Taxes in order to understand the guidance surrounding the valuation of deferred tax assets. We obtained a memo from the Company that included the assumptions used in their evaluation and estimate. We tested the assumptions used and reviewed the Company’s tax provision prepared by a 3rd party accountant.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

June 28, 2024

PCAOB #457

We have served as the Company’s auditor since 2019.

PCS EDVENTURES!, INC.

Balance Sheets

(Audited)

	March 31, 2024	March 31, 2023
CURRENT ASSETS
Cash	$1,329,708	$442,657
Accounts receivable, net of allowance for doubtful accounts of $34,204 and $18,469, respectively	1,675,859	363,947
Accounts receivable, other receivables	-	13,312
Prepaid expenses	394,091	436,118
Inventory, net	2,025,483	1,237,872
Total Current Assets	5,425,141	2,493,906

NONCURRENT ASSETS
Lease Right-of-Use Asset	273,905	173,352
Deposits	6,300	6,300
Property and equipment, net	43,739	31,533
Deferred tax asset	2,541,259	1,011,466
Total Noncurrent Assets	2,865,203	1,222,651

TOTAL ASSETS	$8,290,344	$3,716,557

CURRENT LIABILITIES
Accounts payable	$100,853	$27,927
Payroll liabilities and accrued expenses	229,970	226,231
Deferred revenue	14,549	7,085
Lease Liability, current portion	70,782	103,026
Total Current Liabilities	416,154	364,269

Lease Liability, net of current portion	218,373	72,726
TOTAL LIABILITIES	634,527	436,995

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 124,733,494 and 125,732,479 shares issued and outstanding	-	-
Additional Paid-in Capital	40,570,459	40,635,392
Accumulated deficit	(32,914,642)	(37,355,830)
Total Stockholders’ Equity	7,655,817	3,279,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,290,344	$3,716,557

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Operations

(Audited)

	For the Years ended March 31,
	2024	2023
REVENUE	9,094,466	7,004,575

COST OF SALES	3,359,801	2,798,617

GROSS PROFIT	5,734,665	4,205,958

OPERATING EXPENSES
Salaries and wages	1,778,946	1,521,536
General and administrative expenses	1,148,652	871,967
Total Operating Expenses	2,927,598	2,393,503

INCOME FROM OPERATIONS	2,807,067	1,812,455

OTHER INCOME AND EXPENSES
Net Interest income (expense)	48,904	(142,605)
Tax credit	52,766	94,860
Loss on lease modification	2,658	-
Total Other Income	104,328	(47,745)

NET INCOME BEFORE INCOME TAX PROVISION	2,911,395	1,764,710

Income Tax Benefit	1,529,793	1,011,466

NET INCOME	4,441,188	2,776,176

Net income per common share:
Basic	0.04	0.02
Diluted	0.04	0.02
Weighted Average Common Shares Outstanding
Basic	125,070,138	125,109,876
Diluted	125,070,138	125,109,876

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statement of Stockholders’ Equity

(Audited)

	# of Common Shares O/S	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at 3/31/2022	124,482,479	-	$40,589,402	$(40,132,006)	$457,396
Net Income	-	-	-	2,776,176	2,776,176
Shares Issued (exercise of warrants)	1,250,000	-	30,000	-	30,000
Option expense	-	-	15,990	-	15,990
Balance at 3/31/2023	125,732,479	-	$40,635,392	$(37,355,830)	$3,279,562
Net Income	-	-	-	4,441,188	4,441,188
Shares Redeemed	(998,985)		(64,933)	-	(64,933)
Balance at 3/31/2024	124,733,494	-	$40,570,459	$(32,914,642)	$7,655,817

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Cash Flows

(Audited)

	For the years ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,441,188	2,776,176
Stock based compensation	-	15,990
Depreciation and amortization	11,490	5,127
Amortization of right of use asset	139,729	93,328
Deferred tax benefit	(1,529,793)	(1,011,466)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(1,298,599)	(3,277)
(Increase) decrease in prepaid expenses	(177,173)	(350,389)
(Increase) decrease in inventories	(787,611)	(78,245)
(Increase) decrease in other current assets	-	92,002
(Decrease) increase in accounts payable and accrued liabilities	295,864	(112,994)
Increase (decrease) in lease liability	(126,878)	(91,928)
Increase (decrease) in unearned revenue	7,463	7,085
Net Cash Provided by Operating Activities	975,680	1,341,409

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(23,696)	(19,495)
Net Cash Used by Investing Activities	(23,696)	(19,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased and cancelled	(64,933)	-
Principal payments on debt	-	(1,493,327)
Proceeds from sale of stock	-	30,000
Net Cash Used by Financing Activities	(64,933)	(1,463,327)

Net Increase (Decrease) in Cash	887,051	(141,413)
Cash at Beginning of Period	442,657	584,070
Cash at End of Period	1,329,708	442,657

Cash paid for taxes	$83,440	$56,516
Cash paid for interest	$648	$142,605

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Notes to the Financial Statements

March 31, 2024

(Audited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The financial statements presented are those of PCS Edventures!, Inc., an Idaho corporation (the “Company,” “PCS,” “PCSV,” “we,” “our,” “us” or similar words), incorporated in 1994, in the State of Idaho. PCS specializes in experiential, hands-on, K12 education and drone technology. PCS has extensive experience and intellectual property (“IP”) that includes drone hardware, product designs, and K-12 curriculum content. PCS continually develops new educational products based upon market needs that the Company identifies through its sales and customer networks.

Our products facilitate STEM (“Science, Technology, Engineering, and Math”) education by providing engaging activities that demonstrate STEM concepts and inspire further STEM studies, with the goal of ultimately leading students to pursue STEM career pathways. Due to our exceptionally detailed curriculum, our products are easy to teach and do not require a teaching degree or experience to administer.

Our educational products are developed from both in-house efforts and contracted services. They are marketed through reseller channels, direct sales efforts, partner networks, and web-based channels.

PCS has developed and sells a variety of STEM education products into the K12 market, which can be categorized as follows:

1.	Enrichment Programs

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately 36 different enrichment programs and typically develops at least two new programs each year. Some of the more popular programs include Rockin’ Robots; Ready, Set, Drone!; Cubelets BOT Builder; Simple Machines; Drone Designers; Coding with Drones; Pirate Camp; Dir Camp; and Claymation.

2.	Discover Series Products

These products are designed for the makerspace environment and include engaging STEM activities that motivate students to pursue educational pathways toward STEM careers. The Discover Series includes Discover Podcasting; Discover STEM Dynamic Duo; and Discover Digital Video Lab.

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

These series of activity books are designed for the K-3 market. The series includes 12 different issues. Instructor guides and/or family engagement guides are included. The Company also provides the necessary bricks for the builds in the activity books as a separate, but related product.

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

Cash and Cash Equivalents

Cash and cash equivalents, totaling $1,329,708 and $442,657 at March 31, 2024, and March 31, 2023, respectively, consist of operating and savings accounts. For purposes of the statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

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

Concentration of Credit Risks and Significant Customers

The Company extends credit to customers and is therefore subject to credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. An allowance for doubtful accounts is recorded to account for potential bad debts. Estimates are used in determining the allowance for doubtful accounts and are based upon an assessment of selected accounts, historic averages, and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. The Company generally does not require collateral from its customers. The Company has established an allowance for doubtful accounts of $34,204 as of March 31, 2024, and $18,469 as of March 31, 2023.

The following Table shows the Company’s concentration of credit risk.

	2024 % of	3/31/2024	2023 % of	3/31/2023
	Revenue	% of A/R	Revenue	% of A/R
Customer A	6.6%	2.0%	4.2%	9.7%
Customer B	12.1%	76.7%	6.0%	45.1%
Customer C	13.7%	0.0%	37.3%	0.0%
Customer D	5.0%	3.2%	5.2%	6.8%
Customer E	4.9%	3.6%	1.1%	7.8%

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

When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted accordingly. The Company has established a provision for excess and obsolete inventory reserve of $3,274 as of March 31, 2024, and $6,343 as of March 31, 2023.

Property, Plant and Equipment

Depreciation on property and equipment is computed using the straight-line method over the estimated useful life of the asset. The Company had fully depreciated property and equipment prior to March 31, 2018. Beginning in fiscal year 2022 through the current reporting period, the Company purchased various warehouse and office equipment for $62,019 and recognized $18,280 in depreciation of that equipment for a total property and equipment of $43,739 as of March 31, 2024. As of March 31, 2023, property and equipment was $31,533, net of $6,790 in depreciation.

Software has been fully depreciated as of March 31, 2024, and March 31, 2023.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment for patents and other intangibles. There was no impairment recorded during the years ended March 31, 2024, and 2023.

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

In accordance with GAAP, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustment to such reserves was required by GAAP. No interest or penalties have been levied against the Company and none are anticipated; therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations. The Internal Revenue Code contains provisions which reduce or limit the availability and utilization of net operating loss (“NOL”) carry forwards in the event of a more than 50% change in ownership. If such an ownership change occurs with the Company, the use of these net operating losses could be limited.

The table below details the years that remain open to tax examinations:

Tax Year	Fiscal Year End	Filed Date	Open Through
2022	3/31/2023	8/23/2023	8/23/2026
2021	3/31/2022	2/3/2023	2/3/2026
2020	3/31/2021	1/18/2022	1/18/2025

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

The Company had deferred revenue of $14,549 as of March 31 2024, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ending March 31, 2025. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $7,085 of deferred revenue as of March 31, 2023.

Most of our contracts with customers contain transaction prices with fixed consideration; however, some contracts may contain variable consideration in the form of discounts, rebates, refunds, credits, price concessions, incentives, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. This can result in recognition of revenue over time as we perform services or at a point in time when the deliverable is transferred to the customer, depending on an evaluation of the criteria for over time recognition in FASB ASC 606. For certain fixed-fee per transaction contracts, such as delivering training courses or conducting workshops, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

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

During fiscal year 2024, no performance options were issued or exercised. During fiscal year 2023, two sets of performance options were exercised. Michael J. Bledsoe, President, exercised 1,000,000 options at $0.025 per share; and Michelle Fisher, Director of STEM Curriculum, exercised 250,000 options at $0.02 per share.

As of March 31, 2024, and March 31, 2023, the Company had no outstanding warrants or options.

Business Segments and Related Information

GAAP establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates as one business segment.

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

Common stock outstanding reflected in the Company’s balance sheets includes “restricted” stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. The following schedules presents the calculation of basic and diluted net income per share:

	For the Years Ended March 31,
	2024	2023
Net Income per common Share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Weighted average number of common shares outstanding Basic	125,070,138	125,109,876

Weighted average number of common shares outstanding Fully Diluted	125,070,138	125,109,876

Net Income for the year ended March 31, 2024, and 2023, was $4,441,188 and $2,776,176, respectively.

As of March 31, 2024, and March 31, 2023, the Company had no outstanding dilutive instruments.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of March 31, 2024, the Company had $1.3 million in cash, $2.0 million in inventory, $0.3 million in prepaid inventory, and $1.7 million in accounts receivable, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next 12 months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next 12 months, especially given the Company’s large cash, inventory, and accounts receivable balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net 15 to 30 days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for doubtful accounts of $34,204 at March 31, 2024, and $18,469 as of March 31, 2023.

NOTE 4 – ACCOUNTS RECEIVABLE, OTHER RECEIVABLES

Other Receivables include receivables due to the Company derived from activities outside of its typical business transactions. As of March 31, 2024, the Company had no other receivables outstanding. As of March 31, 2023, these other receivables consisted of an Employee Retention Tax Credit of $13,312, which was ultimately deemed uncollectable by the Company as of September 30, 2023.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	March 31, 2024	March 31, 2023
Prepaid insurance	$10,915	$8,891
Prepaid tradeshows	25,046	34,316
Prepaid inventory	319,977	374,926
Prepaid software	17,254	16,287
Prepaid other	20,899	1,698
Total Prepaid Expenses	$394,091	$436,118

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 150,000,000 authorized shares of common stock, no par value. At March 31, 2024, the total common shares issued and outstanding was 124,733,494. As of March 31, 2023, the total common shares issued and outstanding was 125,732,479.

During the year ended March 31, 2024, the Company had no option expense. During the year ended March 31, 2023, the Company expensed $15,990 related to options granted.

During the year ended March 31, 2024, the Company did not issue any shares of common stock. During the year ended March 31, 2023, the Company issued 1,250,000 shares of “restricted” Rule 144 common stock related to the exercise of employee performance options.

During the year ended March 31, 2024, the Company repurchased 998,985 shares common stock at $0.065 per share for total payments of $64,933. These shares were then immediately cancelled. No shares were repurchased during the year ended March 31, 2023.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2024, and March 31, 2023, there were no preferred shares issued or outstanding.

As of March 31, 2024 and 2023, the Company had no dilutive instruments outstanding.

NOTE 7 – NOTES PAYABLE

The Company had no notes payable outstanding as of March 31, 2024, and March 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC 842 as of November 9, 2019, using a modified retrospective transition approach for all leases existing at December 31, 2019, the date of the initial application. Consequently, financial information will not be updated, and disclosures required under ASC 842, will not be provided for dates and periods before January 1, 2020.

The Company determines if a contract is a lease or contains a lease at inception. Right of use assets related to operating type leases are reported in other noncurrent assets and the present value of remaining lease obligations is reported in accrued and other liabilities and other noncurrent liabilities on the Balance Sheets. The Company does not currently have any financing type leases.

Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. The Company determines the incremental borrowing rates applicable to the economic environment based on the information available at commencement date, in determining the present value of future payments. The right of use asset for operating leases is measured using the lease liability adjusted for the impact of lease payments made prior to commencement, lease incentives received, initial direct costs incurred and any asset impairments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the lease.

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

The Company leases one building containing its main office and warehouse space under a non-cancelable lease agreement, which commenced on March 2, 2016, accounted for as an operating lease expiring March 14, 2020. On March 3, 2020, a third amendment extended the lease for 19.5 months, expiring October 31, 2021, at $0.60 a square foot. On September 16, 2021, the Company signed a fourth amendment to the lease with a monthly rental amount starting at $6,800 and escalating by $200 per month at the end of each lease year, which is due to expire on October 31, 2024. Building lease expense was $110,693 and $106,462 for the years ended March 31, 2024, and 2023, respectively.

b.	Equipment

The Company leased a production printer for 63 months commencing on November 3, 2023. The first three payments were deferred, with the first payment due February 3, 2024. Equipment lease expense was $43,127 for the year ended March 31, 2024, and $31,896 for year ended March 31, 2023.

As of March 31, 2024, accounted for and presented under ASC 842 guidance, the future minimum lease payments on operating leases, were as follows:

Total minimum lease obligation over the next six years

Fiscal Year	Amount
2025	82,330
2026	38,892
2027	43,232
2028	48,024
2029	53,315
2030	23,362
Total	$289,155

	Balance Sheet Location	March 31, 2024
Right of use assets	Other noncurrent assets	$273,905
Lease payable	Current liabilities	$70,782
Lease payable	Long-term liabilities	218,373
Total lease payable		$289,155

Supplemental cash flow information related to operating leases:

March 31, 2024
Operating cash paid to settle lease liabilities	$113,596
Right of use asset additions in exchange for lease liabilities	240,281

	March 31, 2024	March 31, 2023
Weighted average remaining lease term (in years)	6.0	1.5
Weighted average discount rate	10%	10%

NOTE 9 – ACCOUNTS PAYABLE

Accounts payable for the periods are as follows:

	March 31, 2024	March 31, 2023
Accounts payable	$90,800	$18,814
Credit cards payable	10,053	9,113
Total	$100,853	$27,927

NOTE 10 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	March 31, 2024	March 31, 2023
Payroll liabilities	$165,087	$201,724
Sales tax payable	9,969	3,399
State income tax payable	39,929	21,108
Production printer accrued expenses	14,985	-
Total	$229,970	$226,231

NOTE 11 – INCOME TAXES

For the year ended March 31, 2024, the Company fully reversed its valuation allowance recognizing an income tax benefit of $1,529,793. For the year ended March 31, 2023, the Company partially reversed its valuation allowance recognizing an income tax benefit of $1,011,466.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

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

Net deferred tax assets and liabilities consist of the following components as of March 31, 2024, and 2023:

	March 31,
	2024	2023
Deferred tax assets
Right of use liabilities	76,693	48,539
Goodwill amortization	13,121	15,041
Charitable Contribution carryover	-	19
NOL carryover	2,539,181	3,255,242
Total deferred tax assets	2,628,995	3,318,841

Deferred tax liabilities
Right of use assets	(76,693)	(48,539)
Depreciation	(11,043)	(5,101)
Total deferred tax liabilities	(87,736)	(53,640)

Net deferred tax assets	2,541,259	3,265,201

Less valuation allowance	-	(2,253,735)
Net deferred tax assets	2,541,259	1,011,466

The reconciliation of the Company’s net income taxes for fiscal years 2024 and 2023 are as follows:

	March 31, 2024	March 31, 2023
U.S. Federal income tax at statutory rate	$617,681	$376,732
State taxes, net of Federal benefit	208,403	127,569
Non-taxable income	-	(4,200)
Change in valuation allowance	(2,355,877)	(1,511,567)
Income Tax Benefit	(1,529,793)	(1,011,466)

The Company files income tax returns in the United States, the State of Idaho, and the State of California. The statute of limitations on a Federal tax return is the due date of the tax return plus three years. In the case of NOLs, the year in which the NOL was generated remains open up to the amount of the NOL until the statute of limitations expires on the year it was used. All required tax returns of the Company due since inception have been filed.

Summary of Federal Operating Loss Carryforwards

Unused operating loss carryforward March 31, 2023	$12,111,354
Operating loss carryforwards realized	$2,981,269
Expiration of operating loss carryforward	-
Unused operating loss carryforward March 31, 2024	$9,173,444

NOTE 12 - SUBSEQUENT EVENTS

On March 17, 2023, Michelle Fisher, our Director of Curriculum, exercised 250,000 performance options and purchased 250,000 shares of “restricted” Rule 144 common stock at $0.02 per share, for total consideration of $5,000. In April of 2024, Ms. Fisher approached the Company about selling her shares back to the Company. On May 7, 2024, an agreement was reached in which the Company will purchase 250,000 shares of “restricted” Rule 144 stock from Ms. Fisher at $0.195 per share in a private transaction. This transaction has not yet been finalized. When it is, the Company intends to cancel the purchased shares.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer and Principal Financial Officer, in this case, our President, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management, with the participation of our Chief Executive Officer and our President, who acts as our Principal Financial Officer, have evaluated the effectiveness, as of March 31, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, because of inadequate control and expertise over preparation of the preliminary financial statements and schedules for our auditor’s review, resulting in some minor errors in applying Accounting Standards Codifications used in the United States to organize and present accounting standards and principles. Management has concluded that we will take appropriate action to add additional expertise to assist us in the preparation of our future interim financial statements for our auditor’s review to ameliorate this weakness. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Changes in Internal Control Over Financial Reporting

With the exception of management’s plan to take appropriate action to add additional expertise to assist us in the preparation of our future interim financial statements to ameliorate this weakness and to assist us in designing and implementing a system of adequate controls over the preparation of our financial statements and schedules, there have been no changes in our internal control over financial reporting during the fiscal year ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None. Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Positions Held	Date of Election or Designation
Todd R. Hackett	63	CEO and Chairman	CEO, November 20, 2015
			Chairman, December 10, 2015
Michael J. Bledsoe	58	President and Director	President, August 21, 2018
			Director, July 1, 2016

Term of Office.

The terms of office of our current directors shall continue until an annual meeting of stockholders is held. The Company has no plans to conduct an annual meeting until the spring of 2025. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which time executive officers for the coming year are elected.

Business Experience.

Todd R. Hackett – CEO and Chairman of the Board of Directors

Mr. Hackett is the owner of a successful construction company in Iowa who first became aware of PCS as an investment opportunity in 2007. Over the past 10 years, his involvement with PCS has grown from a casual investor to a strong advocate for bringing educational opportunities to both children and young adults to strengthen their knowledge in math and science. He has demonstrated his abilities in the building of his own company from a startup in 1981 to a major construction firm now handling multimillion-dollar projects. Many of his projects involve educational institutions such as community colleges, middle schools, libraries, and applied technology labs.

Mr. Hackett is actively involved in his community, is passionate about the potential of PCS and is actively engaged in helping to create a company with deep shareholder value which also actively works to improve STEM education around the world.

Michael J. Bledsoe – President and Director

Mr. Bledsoe joined PCS in July of 2016. As President and a member of the Board of Directors, he brings over 20 years of financial experience, executive leadership, and strategic management to his position. Mike received a BBA in Quantitative Management with an emphasis in Finance, from Boise State University in 1989, and was honored as the top graduate in his major. In 1993, he earned his MBA from Boise State University.

Prior to joining PCS, Mike spent his career in the investment management field, most recently at D.A. Davidson, where he was a Senior Vice President and Portfolio Manager for 18 years. He earned the CFA Charterholder designation in 1994, and was an adjunct faculty member at Boise State University, where he taught classes in personal investing, fostering his passion for education and the sculpting of tomorrow’s best thinkers.

We believe that, based on education and experience, both of our directors are qualified to serve.

Significant Employees.

None.

Family Relationships.

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings.

During the past 10 years, none of our present directors, executive officers or persons nominated to become directors or executive officers have been involved in any of the following activities:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2024, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We adopted a Code of Ethics and revised it in 2016. The Code is attached as Exhibit 14 of this Annual Report.

Nominating Committee.

No changes have been made to the process by which shareholders may nominate a person or persons to serve as a member of the Company’s Board of Directors.

Audit Committee.

As a smaller reporting company, we are not required to have an audit committee.

Item 11. Executive Compensation

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2023-2024

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Todd R. Hackett	3/31/24	-	-	-	-	-	-	-	$0
CEO & Chairman	3/31/23	-	-	-	-	-	-	-	$0

Michael J. Bledsoe	3/31/24	$112,957	$16,069	-	-	-	-	-	$129,026
President & Director	3/31/23	$94,667	$10,093	-	-	-	-	-	$104,760

Outstanding Equity Awards

There were no options or warrants outstanding as of March 31, 2024 or March 31, 2023.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Todd R. Hackett	-	-	-	-	-	-	-

Michael J. Bledsoe	-	-	-	-	-	-	-

The Company does not currently compensate its directors for service as directors and has not for the past five years.

Employment Agreements

The Company does not have any employment agreements with any of its executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our directors or executive officers.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Options Grants in Last Fiscal Year.

The Company did not grant any options during fiscal years 2024 or 2023.

Audit Committee Financial Expert.

Board members Mike J. Bledsoe and Todd R. Hackett engaged our accounting firm, which is currently Haynie & Company, CPAs, for the annual audit and quarterly reviews.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Under Rule 13d-3 of the Commission, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

The following table sets forth, as of September 30, 2023, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of PCS to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of PCS and all executive officers and directors of PCS as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 124,733,494 shares of common stock outstanding as of June 28, 2024, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner of Common Stock	Amount of Beneficial Ownership	Percentage of Class

Officers and Directors
Todd R. Hackett 11915 W. Executive Dr., Suite 101 Boise, ID 83713	55,465,380	44.47%
Michael J. Bledsoe 11915 W. Executive Dr., Suite 101 Boise, ID 83713	2,734,235	2.19%

All Officers and Directors as a group (2 persons)	58,199,615	46.66%

>5% Holders
Daniel Fuchs (1) 526 Shoup Ave. W., Suite K Twin Falls, ID 83301	11,662,001	9.35%
K2Red, LLC 526 Shoup Ave. W., Suite K Twin Falls, ID 83301	7,300,547	5.85%

(1) Includes shares owned in K2Red, LLC., in which Daniel Fuchs is a 33.3% owner and control person.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal year ending March 31, 2024, the Company had no transactions with related persons.

During the fiscal year ending March 31, 2023, the following related party transactions occurred:

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

From April 1, 2013 to March 31, 2017, the Company executed related party promissory notes with the Chairman and CEO for $1,292,679, $175,000, $340,000 paid down to a principal balance of $220,648, with interest of 10% per annum. Monthly interest payments have been made in cash starting in January of 2019. On April 19, 2019, these notes were consolidated to one promissory note for $1,688,327, with interest of 10% per annum, and extending the due date to April 20, 2020. Total interest accrued and paid in the fiscal year ending March 31, 2020, totaled $142,210. Principal payments were made totaling $245,000 for an ending principal balance at March 31, 2020, of $1,443,327. The note was subsequently amended with a maturity date of May 1, 2021, with all other terms and conditions remaining the same. No principal payments were made on this note in fiscal year 2021, leaving a principal balance as of March 31, 2021, of $1,443,327. This promissory note due date was subsequently amended to a new due date of May 1, 2022, with all other terms and conditions remaining the same. No principal payments were made on this note during fiscal year 2022, leaving a principal balance as of March 31, 2022 of $1,443,327. During fiscal year 2023, this promissory note was paid in full.

On February 1, 2017, the Company, in the capacity of borrower, executed a non-convertible promissory note payable, with no warrants attached, with lender Michael J. Bledsoe, a member of the Executive Management Team and Board of Directors, for $50,000 at 20% interest per annum, due April 30, 2017. The note’s principal balance of $50,000, and accrued interest of $23,342 as of May 31, 2019, was amended on June 1, 2019. The promissory note June 1, 2019, amendment reduced the interest rate to 10% per annum, but to accrue interest on both the $50,000 principal balance and the $23,342 accrued interest and extended the due date to May 31, 2020. This promissory note due date was subsequently amended to a new due date of May 31, 2021. As of March 31, 2021, the principal balance on this note was $50,000 and the accrued interest was $36,805. This promissory note due date was subsequently amended to a new due date of May 1, 2022, with all other terms and conditions remaining the same. During fiscal year 2023, the Company paid off this promissory note in full to Mike Bledsoe.

Transactions with Promoters and Control Persons

Except as disclosed above, there were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest. We have not had any promoters or parents during the past five fiscal years.

Parents.

None, not applicable.

Director Independence.

Our Board of Directors is currently composed of two members, Todd R. Hackett and Michael J. Bledsoe, both of whom do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination, as to our directors, that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by our directors and us with regard to our directors’ business and personal activities and relationships as they may relate to us and our management.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation plans not approved by security holders	-	-	None

Total	-	-	None

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees the Company paid for accounting services during the past two fiscal years.

Fee Category	FY2024	FY2023
Audit Fees	$71,500	$37,500
Audit Related Fees	3,000	0
Tax Fees	10,736	7,430
Total Fees	$85,236	$44,930

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit 3.1	Second Amended and Restated Articles of Incorporation filed October 2, 2006.	Filed with the Form 10/A filed on November 15, 2023, and incorporated herein by reference.
Exhibit 3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation filed April 4, 2012.	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.3	Articles of Amendment dated September 25, 2014	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.4	Articles of Amendment dated September 25, 2015	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.5	Articles of Amendment dated September 25, 2016	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.6	Third Amended Bylaws	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 4	Description of Registrant’s Securities	Filed herewith.
Exhibit 14	Code of Ethics	Filed herewith.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101	The following materials from the Company’s Annual Report on Form 10K for the year ended March 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS Edventures!, Inc.

Dated:	06/28/2024	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chairman of the Board and CEO

Dated:	06/28/2024	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe President, Principal Financial Officer, Director

