Form 10-Q
period 2024-06-30
PCS Edventures!, Inc.
filed 2024-08-14
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

August 14, 2024: 124,483,494 shares of Common Stock

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

Documents Incorporated by Reference

See Part II, Other Information, Item 6, Exhibits.

PCS EDVENTURES!, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

2

PART I –FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

The Condensed Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Financial Statements fairly present the financial condition of the Registrant.

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Condensed Balance Sheets

	June 30, 2024 (Unaudited)	March 31, 2024 (Audited)
CURRENT ASSETS
Cash	$2,652,716	$1,329,708
Accounts receivable, net of allowance for doubtful accounts of $34,204	1,598,556	1,675,859
Prepaid expenses	490,852	394,091
Inventory, net	2,040,338	2,025,483
Total Current Assets	6,782,462	5,425,141

NONCURRENT ASSETS
Lease Right-of-Use Asset	245,557	273,905
Deposits	6,300	6,300
Property and equipment, net	69,211	43,739
Deferred tax asset	2,541,259	2,541,259
Total Noncurrent Assets	2,862,327	2,865,203

TOTAL ASSETS	$9,644,789	$8,290,344

CURRENT LIABILITIES
Accounts payable	$219,332	$100,853
Payroll liabilities and accrued expenses	282,553	229,970
Deferred revenue	82,870	14,549
Lease Liability, current portion	63,321	70,782
Total Current Liabilities	648,076	416,154

Lease Liability, net of current portion	196,205	218,373
Total Noncurrent Liabilities	196,205	218,373

TOTAL LIABILITIES	844,281	634,527

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 124,733,494 and 124,733,494 shares issued and outstanding	-	-
Additional Paid-in Capital	40,570,459	40,570,459
Accumulated deficit	(31,769,951)	(32,914,642)
Total Stockholders’ Equity	8,800,508	7,655,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,644,789	$8,290,344

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Operations (unaudited)

	For the three months ended June 30,
	2024	2023
REVENUE	$3,159,923	$2,605,281

COST OF SALES	1,198,435	1,004,070

GROSS PROFIT	1,961,488	1,601,211

OPERATING EXPENSES
Salaries and wages	518,287	446,276
General and administrative expenses	320,019	294,834
Total Operating Expenses	838,306	741,110
OPERATING INCOME	1,123,182	860,101

OTHER INCOME
Interest income	21,509	277
Net Other Income	21,509	277

NET INCOME BEFORE TAXES	1,144,691	860,378
Provision for income taxes	-	-
NET INCOME	$1,144,691	$860,378

Net Income per common share:
Basic	$0.01	$0.01
Fully Diluted	$0.01	$0.01

Weighted Average number of shares outstanding
Basic	124,733,494	125,732,479
Fully diluted	124,733,494	125,732,479

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	# of Common Shares O/S	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance at 3/31/2023	125,732,479	-	$40,635,392	($37,355,830)	$3,279,562
Net Income	-	-	-	$860,378	$860,378
Balance at 6/30/2023	125,732,479	-	$40,635,392	($36,495,452)	$4,139,940

Balance at 3/31/2024	124,733,494	-	$40,570,459	($32,914,642)	$7,655,817
Net Income	-	-	-	$1,144,691	1,144,691
Balance at 6/30/2024	124,733,494		$40,570,459	($31,769,951)	$8,800,508

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,144,691	860,378
Depreciation and amortization	4,360	2,367
Amortization of right of use asset	28,348	24,803
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	77,303	(553,329)
(Increase) decrease in prepaid expenses	(96,761)	(341,901)
(Increase) decrease in inventories	(14,855)	154,653
(Increase) decrease in other current assets	-	(3)
(Decrease) increase in accounts payable and accrued liabilities	171,062	133,014
Increase (decrease) in lease liability	(29,629)	(24,802)
Increase (decrease) in unearned revenue	68,321	354,032
Net Cash Provided by Operating Activities	1,352,840	609,212

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(29,832)	(7,687)
Net Cash Used by Investing Activities	(29,832)	(7,687)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Net Cash Used by Financing Activities	-	-

Net Increase (Decrease) in Cash	1,323,008	601,525
Cash at Beginning of Period	1,329,708	442,657
Cash at End of Period	2,652,716	1,044,182

Cash paid for taxes	$10,963	$2,696
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Notes to the Condensed Financial Statements

June 30, 2024

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The condensed financial statements presented are those of PCS Edventures!, Inc., an Idaho corporation (the “Company,” “PCS,” “PCSV,” “we,” “our,” “us” or similar words), incorporated in 1994, in the State of Idaho. PCS specializes in experiential, hands-on, K12 education and drone technology. PCS has extensive experience and intellectual property (“IP”) that includes drone hardware, product designs, and K-12 curriculum content. PCS continually develops new educational products based upon market needs that the Company identifies through its sales and customer networks.

Our products facilitate STEM (Science, Technology, Engineering, and Math) education by providing engaging activities that demonstrate STEM concepts and inspire further STEM studies, with the goal of ultimately leading students to pursue STEM career pathways. Due to our exceptionally detailed curriculum, our products are easy to teach and do not require a teaching degree or experience to administer.

Our educational products are developed from both in-house efforts and contracted services. They are marketed through reseller channels, direct sales efforts, partner networks, and web-based channels.

PCS has developed and sells a variety of STEM education products into the K12 market, which can be categorized as follows:

1.	Enrichment Programs

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately thirty (30) different enrichment programs and typically develops at least two (2) new programs each year. Some of the more popular programs include Rockin’ Robots; Build a Better World; Summer Camp Classics; Pirate Camp; Flight and Aerodynamics; Science of the Human Body; and Claymation.

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

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending March 31, 2024, or any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June, 28, 2024.

Use of Estimates

The preparation of these condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include reserves related to accounts receivable and inventory, the valuation allowance related to deferred tax assets, the valuation of equity instruments, and debt discounts.

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers,” which we adopted on April 1, 2018. Revenue amounts presented in our condensed financial statements are recognized net of sales tax, value-added taxes, and other taxes. Amounts received as prepayment on future products or services are recorded as unearned revenues and recognized as income when the product is shipped, or service performed.

The Company had deferred revenue of $82,870 as of June 30, 2024, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ended March 31, 2025. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $14,549 of deferred revenue as of March 31, 2024.

Most of our contracts with customers contain transaction prices with fixed consideration; however, some contracts may contain variable consideration in the form of discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, and other similar items. When a contract includes variable consideration, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. This can result in recognition of revenue over time as we perform services or at a point in time when the deliverable is transferred to the customer, depending on an evaluation of the criteria for over time recognition in FASB ASC 606. For certain fixed-fee per transaction contracts, such as delivering training courses or conducting workshops, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

Net Earnings (Loss) Per Share of Common Stock

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming exercise of all dilutive unexercised stock options and warrants. The dilutive effect of these instruments was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock.

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

	For the Three Months ended June 30,
	2024	2023
Net Income per common Share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding Basic	124,733,494	125,732,479

Weighted average number of common shares outstanding Fully Diluted	124,733,494	125,732,479

Net income for the three (3) months ended June 30, 2024, and 2023, was $1,144,691 and $860,378, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of June 30, 2024, the Company had $2.65 million in cash; $2.04 million in inventory; $0.43 million in prepaid inventory; and $1.60 million in accounts receivable, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next twelve (12) months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next twelve (12) months, especially given the Company’s relatively large inventory, accounts receivable, and prepaid inventory balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net fifteen (15) to thirty (30) days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for doubtful accounts of $34,204 at June 30, 2024, and March 31, 2024.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	June 30, 2024	March 31, 2024
Prepaid insurance	$4,366	$10,915
Prepaid tradeshows	14,615	25,046
Prepaid inventory	429,596	319,977
Prepaid software	25,314	17,254
Prepaid other	16,961	20,899
Total Prepaid Expenses	$490,852	$394,091

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 150,000,000 authorized shares of common stock, no par value. At June 30, 2024, and March 31, 2024, the total common shares issued and outstanding was 124,733,494.

During the three (3) months ended June 30, 2024, the Company had no option expense.

During the three (3) months ended June 30, 2024, the Company did not issue any shares of common stock.

During the three (3) months ended June 30, 2024, the Company entered into an agreement to repurchase 250,000 shares common stock at $0.195 per share for total consideration of $48,750. At June 30, 2024, this transaction had not yet been finalized; however, see NOTE 8 – SUBSEQUENT EVENTS, below.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of June 30, 2024, and March 31, 2024, there were no preferred shares issued or outstanding.

NOTE 6 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30, 2024	March 31, 2024
Payroll liabilities	$203,405	$165,087
Sales tax payable	31,402	9,969
State income tax payable	32,761	39,929
Production printer accrued expenses	14,985	14,985
Total	$282,553	$229,970

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had no related party transactions during the fiscal year ended March 31, 2024, nor during the quarter ended June 30, 2024.

NOTE 8 - SUBSEQUENT EVENTS

On March 17, 2023, Michelle Fisher, our Director of Curriculum, exercised 250,000 performance options and purchased 250,000 shares of “restricted” Rule 144 common stock at $0.02 per share, for total consideration of $5,000. In April of 2024, Ms. Fisher approached the Company about selling her shares back to the Company. On May 7, 2024, an agreement was reached in which the Company committed to purchase 250,000 shares of “restricted” Rule 144 stock from Ms. Fisher at $0.195 per share in a private transaction. This transaction was finalized on July 12, 2024, and the shares have been cancelled subsequent to June 30, 2024.

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

The following discussion should be read in conjunction with Item 1, Condensed Financial Statements, in Part I of this Quarterly Report.

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

On the other hand, out of school programs are not subject to a state governmental standard alignments, although these programs often require that educational programs align with various sets of state or national educational standards. This difference makes it easier to penetrate out-of-school programs, as more freedoms exist for curriculum development. We focus our efforts on these out-of-school programs, which include summer school, summer camps, YMCA programs, Boys and Girls club programs, and various other programs offered outside of the classroom, at all times of the year, that are too numerous to list. Oftentimes, these programs are sponsored, administered, and/or supported by local school districts, and we employ considerable efforts to build relationships with these types of school districts to provide desired programing for their out-of-school programs. The majority of the time, the out-of-school programs offered are funded with grants; however, some programs are run on a for-profit basis. The Company sells to all of these types of entities.

We offer professional development training for instructors using our products; and typically charge a fee for this service, with the fee primarily covering our expenses. Management does not view this service as a profit center, but rather as a customer service component of our products that adds to its uniqueness and value in the marketplace, and as a market development endeavor to build out the Company’s addressable market.

The nature of our target market produces considerable seasonality for the Company’s revenue. The quarters ended June 30 and September 30 tend to be the peak of this seasonality (with the quarter ended March 31 being close to these quarters), while the quarter ended December 31 tends to be the low point of our seasonality. The Table below reflects this seasonality.

	Quarterly Revenue $
Quarter Ended	2021	2022	2023	2024

March 31	648,743	1,445,594	2,521,470	2,262,772
June 30	1,062,127	1,391,785	2,605,281	3,159,923
September 30	993,458	1,243,662	3,767,326
December 31	566,473	1,847,659	459,087

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

	Quarterly Revenue Less Air Force JROTC Revenue
Quarter Ended	2021	2022	2023	2024

March 31	648,743	1,445,594	1,247,835	2,262,772
June 30	1,062,127	1,391,785	2,605,281	3,159,923
September 30	993,458	1,243,662	2,501,410
December 31	566,473	458,239	459,087

During the quarter ended December 31, the Company focuses on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the quarter ended June 30, 2024, our revenue was $3,159,923. For the quarter ended June 30, 2023, our revenue was $2,605,281. The increase in revenue was due to our strategy of soliciting larger customers. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by size

	>$1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Three months ended June 30, 2022	0	0	3	7	12	24
Three months ended June 30, 2023	0	0	6	12	19	42
Three months ended June 30, 2024	0	0	8	13	26	50

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

For the quarter ended June 30, 2024, our cost of sales was $1,198,435, or 37.9% of revenue. For the quarter ended June 30, 2023, our cost of sales was $1,004,070, or 38.5% of revenue. For any given quarter, and especially in low revenue quarters, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue.

Factors affecting cost of sales include:

Helps sub 40% cost of sales	Impedes sub 40% cost of sales
Higher revenue	Higher inflation
Larger order size	Expedited shipping
Ability to take advantage of volume discounts	Quality issues with raw materials

Operating Expenses

Operating expenses are divided into two (2) categories – salary + wages, and general + administrative. Salary and wages tend to increase over time as the Company has been increasing its number of employees, and we expect to continue to do so in the future. Also, the Company desires to retain employees over the long term, which requires periodic increases in compensation as their value to the Company increases.

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

Salary and wages were $518,287 for the quarter ended June 30, 2024. For the quarter ended June 30, 2023, salaries and wages were $446,276. Salaries and wages increased during the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023, due to the facts that i) the Company had two (2) more employees as of June 30, 2024, versus June 30, 2023; ii) inflation has been elevated; and iii) the Company’s overall performance has been improving, thus increasing employee bonus amounts.

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
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $320,019 for the quarter ended June 30, 2024. For the quarter ended June 30, 2023, general and administrative expenses were $294,834.

The Company currently leases a 10,000 square foot facility which ends in October of 2024. We are currently looking for new space, with the expectation that we need approximately double the amount of space we currently occupy to accommodate our needs in achieving our growth expectations. This will cause general and administrative expenses to increase noticeably, as will the additional expenses associated with being an SEC “reporting company” under the Exchange Act.

Other Income

Interest income was the sole source of other income for the quarters ending June 30, 2024, and 2023. For the quarter ended June 30, 2024, other income was $21,509. For the quarter ended June 30, 2023, other income was $277. The Company’s surplus cash is invested in a “Vanguard” money market fund that invests exclusively in repurchase agreements and short-term U.S. government securities. The ticker symbol of this fund is “VMFXX.”

Net Income Before Tax

For the three (3) months ended June 30, 2024, net income before tax was $1,144,691 versus $860,378 for the three (3) months ended June 30, 2023. Higher revenue and higher gross margin during the quarter ended June 30, 2024, versus those for the quarter ended June 30, 2023, were responsible for the variance in net income before taxes.

Taxes

The Company has a significant tax-loss carry-forward asset, which arose due to past losses. At March 31, 2024, the Company had net operating losses of approximately $9.2 million that may be offset against future taxable income. The federal and state net operating losses and tax credits expire in years beginning in 2026.

Prior to fiscal year 2023, the Company offset its potential tax benefit from the operating loss carry-forwards with a valuation allowance in the same amount. As it became clear that the Company will more likely than not use its tax loss carry-forward amounts, the valuation allowance was partially removed for the fiscal year ended March 31, 2023, such that the tax benefit recognized by us in fiscal year 2023 was $1,011,466. The valuation allowance was fully removed as of March 31, 2024, resulting in a tax benefit of $1,529,793 for fiscal year 2024.

Net Income

With the large net operating losses that can be used to offset taxable income, net income is the same as net income before tax for the reporting periods shown.

Liquidity and Capital Resources

Cash Flow from Operations

For the three (3) months ended June 30, 2024, cash provided by operations was $1,352,840 compared to cash provided by operations of $609,211 for the three (3) months ended June 30, 2023.

As of June 30, 2024, total current assets were $6,782,462 and total current liabilities were $648,076, resulting in working capital of 6,134,386. As of March 31, 2024, total current assets were $5,425,141 and total current liabilities were $416,154, resulting in working capital of $5,008,987. The Company had a current ratio as of June 30, 2024, of 10.5 compared to a current ratio of 13.0 as of March 31, 2024.

As of June 30, 2024, we had $2,652,716 in cash and cash equivalents compared to $1,329,708 in cash as of March 31, 2024. The improvements in working capital and cash on hand are due to a significant increase in net income during the quarter ending June 30, 2024.

Cash Flow from Investing Activities

For the three (3) months ended June 30, 2024, cash used by investing activities was $29,832 compared to cash used by investing activities of $7,687 for the three (3) months ended June 30, 2023. We purchased a forklift for the warehouse for $26,829 during the quarter ended June 30, 2024, which accounts for the majority of the difference between the two (2) periods.

Cash Flow from Financing Activities

For the three (3) months ended June 30, 2024, and 2023, we did not have any cash flows from financing activities.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet Arrangements during the three (3) month periods ended June 30, 2024, and 2023.

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

Management, with the participation of our Chief Executive Officer and our President who acts as our Principal Financial Officer, have evaluated the effectiveness, as of June 30, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, because of inadequate control and expertise over preparation of the preliminary financial statements and schedules for our auditor’s review, resulting in some minor errors in applying “Accounting Standards Codifications” used in the United States to organize and present accounting standards and principles. Management has concluded that we will take appropriate action to add additional expertise to assist us in the preparation of our future interim financial statements for our auditor’s review to ameliorate this weakness. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Changes in Internal Control over Financial Reporting

Management has contracted with additional expertise to assist us in the preparation of our future interim financial statements to ameliorate any internal control weakness and to assist us in designing and implementing a system of adequate controls over the preparation of our financial statements and schedules. There have been no other actions or changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Quarterly Report.

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

PCS EDVENTURES!, INC.

Dated: August 14, 2024	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: August 14, 2024	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

