Form 10-Q
period 2024-09-30
PCS Edventures!, Inc.
filed 2024-11-15
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File No. 000-49990

PCS EDVENTURES!, INC.

(Exact name of Registrant as specified in its charter)

Idaho	82-0475383
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

941 South Industry Way

Meridian, Idaho 83642

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 14, 2024: 124,131,410 shares of Common Stock

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including issues related to “Cybersecurity” enumerated in “Part I, Item 1C. Cybersecurity,” which commence on page nine (9) of our 10-K Annual Report for the fiscal year ended March 31, 2024, filed with the SEC on June 28, 2024 (the “Annual Report”), a copy of which is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II, Other Information, Item 6, Exhibits.

PCS EDVENTURES!, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Condensed Balance Sheets

	Unaudited	Audited
	September 30, 2024	March 31, 2024
CURRENT ASSETS
Cash	$4,005,145	$1,329,708
Accounts receivable, net of allowance for doubtful accounts of $34,204	735,689	1,675,859
Prepaid expenses	261,051	394,091
Inventory, net	1,990,951	2,025,483
Total Current Assets	6,992,836	5,425,141

NONCURRENT ASSETS
Lease Right-of-Use Asset	216,465	273,905
Deposits	21,960	6,300
Property and equipment, net	66,920	43,739
Deferred tax asset	2,174,420	2,541,259
Total Noncurrent Assets	2,479,765	2,865,203

TOTAL ASSETS	$9,472,601	$8,290,344

CURRENT LIABILITIES
Accounts payable	$62,809	$100,853
Payroll liabilities and accrued expenses	272,796	229,970
Deferred revenue	107,336	14,549
Lease Liability, current portion	43,819	70,782
Total Current Liabilities	486,760	416,154

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	185,333	218,373
Total Noncurrent Liabilities	185,333	218,373

TOTAL LIABILITIES	672,093	634,527

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, No shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 124,131,410 shares and 124,733,494 shares issued and outstanding, respectively	-	-

Additional Paid-in Capital	40,426,646	40,570,459
Accumulated deficit	(31,626,138)	(32,914,642)
TOTAL STOCKHOLDERS’ EQUITY	8,800,508	7,655,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,472,601	$8,290,344

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
REVENUE	$2,267,338	$3,767,326	$5,427,262	$6,372,607
COST OF SALES	912,651	1,188,826	2,111,087	2,192,896
GROSS PROFIT	1,354,687	2,578,500	3,316,175	4,179,711
OPERATING EXPENSES
Salaries and wages	485,734	513,676	1,004,031	959,952
General and administrative expenses	356,154	294,807	715,924	589,641
Total Operating Expenses	841,888	808,483	1,719,955	1,549,593
INCOME FROM OPERATIONS	512,799	1,770,017	1,596,220	2,630,118
OTHER INCOME
Net interest income	37,613	10,315	59,123	10,592
Other Income	-	31,258	-	31,258
Total Other Income	37,613	41,573	59,123	41,850
NET INCOME BEFORE TAXES	550,412	1,811,590	$1,655,343	$2,671,968
Income tax provision	119,183	-	366,839	-
NET INCOME	$431,229	$1,811,590	$1,288,504	$2,671,968

Net income (loss) per common share:
Basic	$0.00	$0.01	$0.01	$0.02
Diluted	$0.00	$0.01	$0.01	$0.02
Weighted Average Common Shares Outstanding
Basic	124,493,141	125,091,826	124,612,661	125,410,402
Diluted	124,493,141	125,091,826	124,612,661	125,410,402

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	# of Common	Common	Additional Paid-in	Accumulated	Stockholders’
	Shares O/S	Stock	Capital	Deficit	Equity

Balance at 6/30/2023	125,732,479	-	$40,635,392	$(36,495,452)	$4,139,940

Net Income	-	-	-	1,811,590	1,811,590
Shares repurchased and cancelled	(998,985)	-	(64,933)	-	(64,933)

Balance at 9/30/2023	124,733,494	-	$40,570,459	$(34,683,862)	$5,886,597

Balance at 3/31/2023	125,732,479	-	$40,635,392	$(37,355,830)	$3,279,562

Net Income	-	-	-	2,671,968	2,671,968
Shares repurchased and cancelled	(998,985)	-	(64,933)	-	(64,933)

Balance at 9/30/2023	124,733,494	-	$40,570,459	$(34,683,862)	$5,886,597

Balance at 6/30/2024	124,733,494	-	$40,570,459	$(32,057,367)	$8,513,092

Net Income	-	-	-	431,229	431,229
Shares repurchased and cancelled	(602,084)	-	(143,813)	-	(143,813)

Balance at 9/30/2024	124,131,410	-	$40,426,646	$(31,626,138)	$8,800,508

Balance at 3/31/2024	124,733,494	-	$40,570,459	$(32,914,642)	$7,655,817

Net Income	-	-	-	1,288,504	1,288,504
Shares repurchased and cancelled	(602,084)	-	(143,813)	-	(143,813)

Balance at 9/30/2024	124,131,410	-	$40,426,646	$(31,626,138)	$8,800,508

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$1,288,504	$2,671,968
Provision for income tax	366,839
Depreciation and amortization	9,801	4,895
Right of use asset amortization	57,441	50,227
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	940,170	(1,219,554)
(Increase) decrease in prepaid expenses	133,040	127,304
(Increase) decrease in inventories	34,532	65,859
(Decrease) increase in accounts payable and accrued liabilities	4,781	101,175
(Increase) decrease in lease liability	(60,003)	(50,227)
(Decrease) increase in unearned revenue	92,787	(2,501)
(Increase) decrease in deposits	(15,660)	-
Net Cash Provided by Operating Activities	2,852,232	1,749,146

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(32,982)	(8,656)
Net Cash Used by Investing Activities	(32,982)	(8,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased (Treasury shares) and cancelled	(143,813)	(64,933)
Net Cash Used by Financing Activities	(143,813)	(64,933)

Net Increase in Cash	2,675,437	1,675,557
Cash at Beginning of Fiscal Year	1,329,708	442,657
Cash at End of Quarter	$4,005,145	$2,118,214

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Notes to the Condensed Financial Statements (unaudited)

September 30, 2024 and 2023

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

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending March 31, 2025, or any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June, 28, 2024 (the “Annual Report”).

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

The Company had deferred revenue of $107,336 as of September 30, 2024, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ended March 31, 2025. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $14,549 of deferred revenue as of March 31, 2024.

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

Net Earnings Per Share of Common Stock

The Company calculates net income per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income per share (“EPS”) reflects the potential dilution that could occur assuming exercise of all dilutive unexercised stock options and warrants. The dilutive effect of these instruments was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock.

Common stock outstanding reflected in the Company’s balance sheets includes restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. The following schedules present the calculation of basic and diluted net income per share:

	For the Three Months ended September 30,
	2024	2023
Net Income per common Share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding Basic	124,493,141	125,091,826

Weighted average number of common shares outstanding Fully Diluted	124,493,141	125,091,826

Net income for the three (3) months ended September 30, 2024, and 2023, was $431,229 and $1,811,590, respectively.

	For the Six Months ended September 30,
	2024	2023
Net Income per common Share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding Basic	124,612,661	125,410,402

Weighted average number of common shares outstanding Fully Diluted	124,612,661	125,410,402

Net income for the six (6) months ended September 30, 2024, and 2023, was $1,288,504 and $2,671,968, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of September 30, 2024, the Company had $4.0 million in cash; $2.0 million in inventory; $0.2 million in prepaid inventory; and $0.7 million in accounts receivable, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next twelve (12) months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next twelve (12) months, especially given the Company’s relatively large cash and inventory balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net fifteen (15) to thirty (30) days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for doubtful accounts of $34,204 at September 30, 2024, and March 31, 2024.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	September 30, 2024	March 31, 2024
Prepaid insurance	$26,313	$10,915
Prepaid tradeshows	7,944	25,046
Prepaid inventory	173,464	319,977
Prepaid software	22,279	17,254
Prepaid other	31,051	20,899
Total Prepaid Expenses	$261,051	$394,091

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 150,000,000 authorized shares of common stock, no par value. At September 30, 2024, total common shares issued and outstanding was 124,131,410. At March 31, 2024, the total common shares issued and outstanding was 124,733,494.

During the three (3) months ended September 30, 2024, the Company had no option expense.

During the three (3) months ended September 30, 2024, the Company did not issue any shares of common stock.

During the three (3) months ended September 30, 2024, the Company completed two (2) private transactions to purchase and retire shares of its common stock. One transaction was for 250,000 shares of common stock at $0.195 per share for total consideration of $48,750; and the other transaction was for 352,084 shares of common stock at $0.27 per share for total consideration of 95,063. Both transactions were with current employees who solicited the Company for an offer to purchase their respective shares.

During the six (6) months ended September 30, 2024, the Company had no option expense.

During the six (6) months ended September 30, 2024, the Company did not issue any shares of common stock.

During the six (6) months ended September 30, 2024, the Company completed two (2) private transactions to purchase and retire shares of its common stock. One transaction was for 250,000 shares of common stock at $0.195 per share for total consideration of $48,750; and the other transaction was for 352,084 shares of common stock at $0.27 per share for total consideration of 95,063. Both transactions were with current employees who solicited the Company for an offer to purchase their respective shares.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of September 30, 2024, and March 31, 2024, there were no preferred shares issued or outstanding.

NOTE 6 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30, 2024	March 31, 2024
Payroll liabilities	$160,682	$165,087
Sales tax payable	33,332	9,969
State income tax payable	63,797	39,929
Production printer accrued expenses	14,985	14,985
Total	$272,796	$229,970

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had no related party transactions during the fiscal year ended March 31, 2024, nor during the quarter ended September 30, 2024.

NOTE 8 - SUBSEQUENT EVENTS

The Company entered into two (2) leases, one for a 20,880 square foot warehouse facility, signed on September 19, 2024, and one for a 5,016 square foot office facility, signed on October 8, 2024. Subsequent to September 30, 2024, the Company took possession of both facilities and has fully moved its operations into them. The lease for the Company’s old warehouse/office facility expired on October 31, 2024, and the Company has no further obligations for that lease. The new corporate mailing address is:

941 South Industry Way

Meridian, ID 83642

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

Overview of Current and Planned Operations

PCS Edventures!, Inc. sells STEM / STEAM products to educational and recreational entities serving youth. Currently, we do not attempt to align our products to fit in the classroom setting although we are aware that some of our customers use our products to fill enrichment time blocks in the classroom during formal school time. Classroom curriculum must align with specific state standards to be considered for use. Each state has their own unique set of standards, making classroom curriculum development a state by-state endeavor.

On the other hand, out of school programs are not subject to state governmental standards alignment, although these programs often require that educational programs align with various sets of state or national educational standards. This difference makes it easier to penetrate out-of-school programs, as more freedom exists for curriculum development. We focus our efforts on these out-of-school programs, which include summer school, summer camps, YMCA programs, Boys and Girls club programs, and various other programs offered outside of the classroom, at all times of the year, that are too numerous to list. Oftentimes, these programs are sponsored, administered, and/or supported by local school districts, and we employ considerable efforts to build relationships with these types of school districts to provide desired programing for their out-of-school programs. The majority of the time, the out-of-school programs offered are funded with grants; however, some programs are run on a for-profit basis. The Company sells to all of these types of entities.

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

The nature of our target market produces considerable seasonality for the Company’s revenue. The quarter ended June 30 tends to be the peak of this seasonality, while the quarter ended December 31 tends to be the low point of our seasonality. The Table below reflects this seasonality.

	Quarterly Revenue $
Quarter Ended	2021	2022	2023	2024

March 31	648,743	1,445,594	2,521,470	2,262,772
June 30	1,062,127	1,391,785	2,605,281	3,159,923
September 30	993,458	1,243,662	3,767,326	2,267,338
December 31	566,473	1,847,659	459,087

The Company, through winning a competitive “Request For Proposal,” added the Air Force Junior Reserve Officers’ Training Corp (“AFJROTC”) as a customer in the second half of calendar year 2022. The Company experienced elevated sales due to the fulfillment of the AFJROTC orders for the quarters ended December 31, 2022, March 31, 2023, and September 30, 2023. One of the AFJROTC revenue quarters was December 31, 2022, which corresponds with the lowest seasonal revenue quarter, so the effects of seasonality in 2022 were not as readily apparent as in other calendar years. The table below removes the AFJROTC revenue to highlight the seasonality that the Company experiences.

	Quarterly Revenue Less Air Force JROTC Revenue
Quarter Ended	2021	2022	2023	2024

March 31	648,743	1,445,594	1,247,835	2,262,772
June 30	1,062,127	1,391,785	2,605,281	3,159,923
September 30	993,458	1,243,662	2,501,410	1,822,225
December 31	566,473	458,239	459,087

During the quarter ended December 31, the Company focuses on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the quarter ended September 30, 2024, our revenue was $2,267,338, which was $1,499,988 less than our revenue for the quarter ended September 30, 2023 of $3,767,326. The decrease in revenue was largely due to the difference between two (2) large customer orders that we fulfilled in the September 30, 2023, quarter, amounting to $1,246,236 (Air Force JROTC) and $801,301 (Iowa Scale-UP). During the September 30, 2024, quarter, these two (2) customers accounted for $445,113 and $0 of revenue, respectively. The difference in revenue received by these two (2) customers was $1,602,424 between the two (2) quarters, whereas the difference in total revenue for the two (2) quarters was $1,499,988.

For the six (6) months ended September 30, 2024, our revenue was $5,427,262, which was $946,345 less than our revenue for the six (6) months ended September 30, 2023, of $6,372,607. As with the case above, the decrease in revenue was largely due to the difference in the Company’s revenue from the Air Force JROTC and Iowa Scale-Up, amounting to $1,246,236 and $801,301, respectively during the six (6) month period ending September 30, 2023. During the six (6) months ended September 30, 2024, these two (2) customers accounted for $445,113 and $0 of revenue, respectively. The difference in revenue received by these two (2) customers was $1,602,424 between the two (2) periods, whereas the difference in total revenue for the two (2) periods was $946,345.

Excluding the revenue from the Air Force JROTC and Iowa Scale-Up would produce the following revenue:

Revenue excluding Air Force JROTC and Iowa Scale-Up

Quarter ended September 30, 2024	$1,822,225
Quarter ended September 30, 2023	$1,719,789

Six months ended September 30, 2024	$4,982,149
Six months ended September 30, 2023	$4,325,070

The increase in revenue after excluding Air Force JROTC and Iowa Scale-Up was largely due to our strategy of soliciting larger customers. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by size

	>$1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Three months ended 9/30/2022	0	0	2	10	15	22
Three months ended 9/30/2023	1	1	11	13	17	34
Three months ended 9/30/2024	0	0	6	10	18	33

Number of Customer Transactions by size

	>$1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Six months ended 9/30/2022	0	0	7	15	26	43
Six months ended 9/30/2023	1	1	16	23	33	72
Six months ended 9/30/2024	0	0	14	20	41	78

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

For the quarter ended September 30, 2024, our cost of sales was $912,651, or 40.3% of revenue. For the quarter ended September 30, 2023, our cost of sales was $1,188,826, or 31.6% of revenue. For any given quarter, and especially in low revenue quarters, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue. The difference in the cost of sale for the two (2) quarters was due to the product mix of sales. Some of our products carry higher margins than others, and we had a more favorable mix in the quarter ended September 30, 2023, versus that for the quarter ended September 30, 2024.

For the six (6) months ended September 30, 2024, our cost of sales was $2,111,087, or 38.9% of revenue. For the six (6) months ended September 30, 2023, our cost of sales was $2,192,896, or 34.4% of revenue.

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

The Company also has a discretionary quarterly bonus program based on qualified revenue. Qualified revenue is defined as revenue where there are no reseller fees or other price adjustments associated with that revenue. Thus, all reseller sales are disqualified from the discretionary quarterly bonus calculation, as are other miscellaneous transactions where the Company did not receive a full margin. During quarters with higher revenue, salaries and wages will increase, all other things equal.

Salary and wages were $485,734 for the quarter ended September 30, 2024. For the quarter ended September 30, 2023, salaries and wages were $513,676. Salaries and wages decreased during the quarter ended September 30, 2024, as compared to the quarter ended September 30, 2023, due to the lower revenue in the September 30, 2024, quarter, producing lower bonus amounts than those for the quarter ended September 30, 2023. This effect offset a higher employee count for the quarter ended September 30, 2024, versus that for the quarter ended September 30, 2023.

For the six (6) months ended September 30, 2024, salary and wages were $1,004,031 versus $959,952 for the six (6) months ended September 30, 2023. Salaries and wages increased slightly during the six (6) months ended September 30, 2024, compared to the six (6) months ended September 30, 2023, as increases in salaries and employee additions outweighed a lower bonus amount.

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
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $356,154 for the quarter ended September 30, 2024. For the quarter ended September 30, 2023, general and administrative expenses were $294,807. This increase in general and administrative expenses this quarter versus last year’s quarter was due to significant increases in annual state income tax estimates that the Company uses to make quarterly estimated state tax payments. For the quarter ended September 30, 2023, state income taxes paid was $38,192. For the quarter ended September 30, 2024, state income taxes paid was $85,141. Annual state tax estimates for the next year are based on the current year’s earnings experience. Last year, the Company’s estimated tax payments understated the actual taxes owed. Because revenue was down this year versus last year, it is likely that the Company is paying more taxes, based on the estimates, than the taxes that the Company will ultimately owe for calendar year 2024.

For the six (6) months ended September 30, 2024, general and administrative expenses were $715,924 compared to $589,641 for the six (6) months ended September 30, 2023. As above, state income tax estimates increasing significantly is the largest contributor to the increase in general and administrative expenses for the six (6) months ended September 30, 2024.

Additional expenses associated with being an SEC “reporting company” under the Exchange Act also contributed to the rise in general and administrative expenses for both the three (3) and six (6) months ending September 30, 2024, versus the year-ago periods.

Other Income

Interest income was the sole source of other income for the quarter ended September 30, 2024, and was $37,613. For the quarter ended September 30, 2023, interest income was $10,315, while income associated with the Employee Retention Tax Credit (“ERTC”) was $31,258, producing total other income of $41,573 for the period.

For the six (6) months ended September 30, 2024, interest income was the sole source of other income and was $59,123. For the six (6) months ended September 30, 2023, other income was $41,850 and consisted of interest income of $11,240 and income associated with the ERTC of $30,610.

For comparisons for both periods, interest income rose substantially as our cash invested in our money market savings account increased significantly. The Company’s surplus cash is invested in a “Vanguard” money market fund that invests exclusively in repurchase agreements and short-term U.S. government securities. The ticker symbol of this fund is “VMFXX.”

Net Income Before Tax

For the three (3) months ended September 30, 2024, net income before tax was $550,412 versus $1,811,590 for the three (3) months ended September 30, 2023. Lower revenue and lower gross margin during the quarter ended September 30, 2024, versus those for the quarter ended September 30, 2023, were responsible for the variance in net income before taxes.

For the six (6) months ended September 30, 2024, net income before tax was $1,655,343 versus $2,671,968 for the six (6) months ended September 30, 2023. Lower revenue and lower gross margin during the six (6) months ended September 30, 2024, versus those for the six (6) months ended September 30, 2023, were responsible for the variance in net income before taxes.

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

While we do not expect to pay federal income taxes for fiscal year 2025, the deferred tax asset will be adjusted on a quarterly basis to reflect the amount of taxes it is offsetting for the quarter. The provision for income tax is an unwinding of the tax benefit we recorded in prior periods when we recognized the value of the deferred tax asset on income statement.

Liquidity and Capital Resources

Cash Flow from Operations

For the six (6) months ended September 30, 2024, cash provided by operations was $2,852,232 compared to cash provided by operations of $1,749,146 for the six (6) months ended September 30, 2023. Cash provided by operations increased significantly, despite a difference in net income of ($1,383,464), largely due to the difference in the change in accounts receivable. For the six (6) months ended September 30, 2024, accounts receivable decreased by $940,170, compared to an increasing accounts receivable balance of 1,219,554 for the six (6) months ended September 30, 2023, which had the effect of reducing cash provided by operations by the same amount for the period.

As of September 30, 2024, total current assets were $6,992,836 and total current liabilities were $486,760, resulting in working capital of $6,506,076. As of March 31, 2024, total current assets were $5,425,141 and total current liabilities were $416,154, resulting in working capital of $5,008,987. The Company had a current ratio as of September 30, 2024, of 14.4 compared to a current ratio of 13.0 as of March 31, 2024.

As of September 30, 2024, we had $4,005,145 in cash and cash equivalents compared to $1,329,708 in cash as of March 31, 2024. The improvements in working capital and cash on hand are due to a reduction in accounts receivable and a positive net income during the period.

Cash Flow from Investing Activities

For the six (6) months ended September 30, 2024, cash used by investing activities was $32,982 compared to cash used by investing activities of $8,656 for the six (6) months ended September 30, 2023. We purchased a forklift for the warehouse for $26,829 during the six (6) months ended September 30, 2024, which accounts for the majority of the difference between the two (2) periods.

Cash Flow from Financing Activities

For the three (6) months ended September 30, 2024, cash used by financing activities was $143,813 compared to cash used by financing activities of $64,933 for the six (6) months ended September 30, 2023. In both periods, cash used by financing activities was solely due to the purchase of the Company’s common stock, by the Company, in private transactions with shareholders who solicited the Company for an offer. In all cases, the common stock purchased by the Company was retired.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet Arrangements during the three (3) month periods ended September 30, 2024, and 2023, nor did we have any such Arrangements during the six (6) month periods ended September 30, 2024, and 2023.

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

Management, with the participation of our Chief Executive Officer and our President, who acts as our Principal Financial Officer, have evaluated the effectiveness, as of September 30, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, because of inadequate control and expertise over preparation of the preliminary financial statements and schedules for our auditor’s review, resulting in some minor errors in applying “Accounting Standards Codifications” used in the United States to organize and present accounting standards and principles. Management has concluded that we will take appropriate action to add additional expertise to assist us in the preparation of our future interim financial statements for our auditor’s review to ameliorate this weakness. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Changes in Internal Control over Financial Reporting

Management has contracted with additional expertise to assist us in the preparation of our future interim financial statements to ameliorate any internal control weakness and to assist us in designing and implementing a system of adequate controls over the preparation of our financial statements and schedules. There have been no other actions or changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, improving our internal controls over financial reporting is an ongoing process.

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

Item 6. Exhibits.

(a) Index of Exhibits

Exhibit No.	Identification of Exhibit	Location if other than attached hereto
3.1	Second Amended and Restated Articles of Incorporation dated October 2, 2006	Attached to our Form 10 filed October 3, 2023
3.2	Articles of Amendment dated April 12, 2012	Attached to our Form 10 filed October 3, 2023
3.3	Articles of Amendment dated September 25, 2014	Attached to our Form 10 filed October 3, 2023
3.4	Articles of Amendment dated September 25, 2015	Attached to our Form 10 filed October 3, 2023
3.5	Articles of Amendment dated September 23, 2016	Attached to our Form 10 filed October 3, 2023
3.6	Third Amended Bylaws	Attached to our Form 10 filed October 3, 2023
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Todd R. Hackett, Chief Executive Officer and Chairman	Attached hereto
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael J. Bledsoe, President, Principal Financial Officer	Attached hereto
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Todd R. Hackett, Chief Executive Officer and Chairman of the Board of Directors, and Mike J. Bledsoe, President and Principal Financial Officer	Attached hereto

101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

Form 10A-1 Registration Statement filed with the SEC on November 15, 2023.

10-K Annual Report for the fiscal year ended March 31, 2024, filed with the SEC on June 28, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!, INC.

Dated: November 15, 2024	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: November 15, 2024	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

