Form 10-Q
period 2024-12-31
PCS Edventures!, Inc.
filed 2025-02-14
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File No. 000-49990

PCS EDVENTURES!, INC.

(Exact name of Registrant as specified in its charter)

Idaho	82-0475383
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

941 S. Industry Way

Meridian, Idaho 83642

(Address of Principal Executive Offices)

(208) 343-3110

(Registrant’s telephone number, including area code)

11915 W. Executive Dr., #101

Boise, ID 83713

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

February 13, 2025: 122,189,763 shares of Common Stock

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including issues related to “Cybersecurity” enumerated in “Part I, Item 1C. Cybersecurity,” of our 10-K Annual Report for the fiscal year ended March 31, 2024, filed with the SEC on June 28, 2024 (the “Annual Report”), which commence on page nine (9), a copy of which is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II, Other Information, Item 6, Exhibits.

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Condensed Balance Sheets

	December 31, 2024	March 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash	$3,590,051	$1,329,708
Accounts receivable, net of allowance for doubtful accounts of $34,204	163,759	1,675,859
Prepaid expenses	283,611	394,091
Inventory, net	2,036,969	2,025,483
Total Current Assets	6,074,390	5,425,141

NONCURRENT ASSETS
Lease Right-of-Use Asset	1,188,710	273,905
Deposits	29,747	6,300
Property and equipment, net	101,462	43,739
Deferred tax asset	2,385,355	2,541,259
Total Noncurrent Assets	3,705,274	2,865,203

TOTAL ASSETS	$9,779,664	$8,290,344

CURRENT LIABILITIES
Accounts payable	$77,661	$100,853
Payroll liabilities and accrued expenses	109,755	229,970
Deferred revenue	22,015	14,549
Lease Liability, current portion	100,729	70,782
Total Current Liabilities	310,160	416,154

NONCURRENT LIABILITIES
Lease Liability, net of current portion	1,138,093	218,373
Total Noncurrent Liabilities	1,138,093	218,373

TOTAL LIABILITIES	$1,448,253	$634,527

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 122,958,993 and 124,733,494 shares issued and outstanding	-	-
Additional Paid-in Capital	40,180,438	40,570,459
Accumulated deficit	(31,849,027)	(32,914,642)
TOTAL STOCKHOLDERS’ EQUITY	8,331,411	7,655,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,779,664	$8,290,344

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
REVENUE	$701,147	$459,087	$6,128,409	$6,831,694
COST OF SALES	348,660	310,657	2,459,747	2,503,552
GROSS PROFIT	352,487	148,430	3,668,662	4,328,142
OPERATING EXPENSES
Salaries and wages	436,150	353,934	1,440,181	1,313,886
General and administrative expenses	375,081	231,475	1,091,005	821,116
Total Operating Expenses	811,231	585,409	2,531,186	2,135,002
INCOME (LOSS) FROM OPERATIONS	(458,744)	(436,979)	1,137,476	2,193,140
OTHER INCOME
Tax credit	-	-	-	31,258
Net interest income	24,920	20,183	84,043	30,774
Gain on lease modification	-	2,658	-	2,658
Total Other Income	24,920	22,841	84,043	64,690
NET INCOME (LOSS) BEFORE TAXES	(433,824)	(414,138)	1,221,519	2,257,830
Income tax provision	(210,935)	-	155,904	-
NET INCOME (LOSS)	$(222,889)	$(414,138)	$1,065,615	$2,257,830

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$0.01	$0.02
Diluted	$(0.00)	$(0.00)	$0.01	$0.02
Weighted Average Common Shares Outstanding
Basic	123,596,176	124,733,494	124,275,328	125,183,945
Diluted	123,596,176	124,733,494	124,275,328	125,183,945

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	# of Common Shares O/S	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
For the nine (9) months ended December 31, 2023 and 2024

Balance at 3/31/2023	125,732,479	-	$40,635,392	$(37,355,830)	$3,279,562
Net Income	-	-	-	2,257,830	2,257,830
Shares Repurchased and cancelled	(998,985)	-	(64,933)	-	(64,933)
Balance at 12/31/2023	124,733,494	-	$40,570,459	$(35,098,000)	$5,472,459

Balance at 3/31/2024	124,733,494	-	$40,570,459	$(32,914,642)	$7,655,817
Net Income	-	-	-	1,065,615	1,065,615
Shares Repurchased and cancelled	(1,774,501)	-	(390,021)	-	(390,021)
Balance at 12/31/2024	122,958,993	-	$40,180,438	$(31,849,027)	$8,331,411

For the three (3) months ended December 31, 2023 and 2024

Balance at 9/30/2023	124,733,494	-	$40,570,459	$(34,683,862)	$5,886,597
Net Loss	-	-	-	(414,138)	(414,138)
Balance at 12/31/2023	124,733,494	-	$40,570,459	$(35,098,000)	$5,472,459

Balance at 9/30/2024	124,131,410	-	$40,426,646	$(31,626,138)	$8,800,508

Net Loss	-	-	-	(222,889)	(222,889)

Shares Repurchased and cancelled	(1,172,417)	-	(246,208)	-	(246,208)
Balance at 12/31/2024	122,958,993	-	$40,180,438	$(31,849,027)	$8,331,411

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,065,615	$2,257,830
Provision for income tax	155,904	-
Depreciation and amortization	19,001	7,863
Amortization of right of use asset	108,898	112,063
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	1,512,101	214,826
(Increase) decrease in prepaid expenses	110,480	(518,799)
(Increase) decrease in inventories	(11,486)	(556,544)
(Increase) decrease in other current assets	-	(32,058)
(Decrease) increase in accounts payable and accrued liabilities	(143,407)	218,636
Increase (decrease) in lease liability	(74,038)	(102,927)
Increase (decrease) in unearned revenue	7,467	44,100
(Increase) decrease in deposits	(23,446)	-
Net Cash Provided by Operating Activities	2,727,089	1,644,990

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(76,725)	(16,096)
Net Cash Used by Investing Activities	(76,725)	(16,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased and cancelled	(390,021)	(64,933)
Net Cash Used by Financing Activities	(390,021)	(64,933)

Net Increase (Decrease) in Cash	2,260,343	1,563,961
Cash at Beginning of Period	1,329,708	442,657
Cash at End of Period	$3,590,051	$2,006,618

Cash Paid for Interest	$-	$648
Cash Paid for taxes	$131,432	$41,957
Right of use assets obtained in exchange for new operating lease liabilities	$1,023,703	$240,281

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Notes to the Condensed Financial Statements

December 31, 2024 and 2023

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

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the condensed financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three (3) months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending March 31, 2025, or any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June, 28, 2024 (the “Annual Report”).

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

The Company had deferred revenue of $22,015 as of December 31, 2024, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ended March 31, 2025. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $14,549 of deferred revenue as of March 31, 2024.

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

	For the Three Months ended December 31,
	2024	2023
Net Loss per common Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding Basic	123,596,176	124,733,494

Weighted average number of common shares outstanding Fully Diluted	123,596,176	124,733,494

Net loss for the three (3) months ended December 31, 2024, and 2023 was $(222,889) and $(414,138), respectively.

	For the Nine Months ended December 31,
	2024	2023
Net Income per common Share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding Basic	124,275,328	125,183,945

Weighted average number of common shares outstanding Fully Diluted	124,275,328	125,183,945

Net Income for the nine (9) months ended December 31, 2024, and 2023, was $1,065,615 and $2,257,830, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of December 31, 2024, the Company had $3.6 million in cash, $2.0 million in inventory, and $0.2 million in prepaid inventory, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next twelve (12) months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next twelve (12) months, especially given the Company’s large inventory and prepaid inventory balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net fifteen (15) to thirty (30) days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for doubtful accounts of $34,204 at December 31, 2024, and March 31, 2024.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	December 31, 2024	March 31, 2024
Prepaid insurance	$19,137	$10,915
Prepaid tradeshows	13,862	25,046
Prepaid inventory	172,000	319,977
Prepaid software	36,243	17,254
Prepaid other	42,369	20,899
Total Prepaid Expenses	$283,611	$394,091

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 150,000,000 authorized shares of common stock, no par value. At December 31, 2024, the total common shares issued and outstanding was 122,958,993.

During the nine (9) months ended December 31, 2024, the Company had no option expense.

During the nine (9) months ended December 31, 2024, the Company did not issue shares of common stock.

During the nine (9) months ended December 31, 2024, the Company repurchased an aggregate amount of 1,774,501 shares common stock, from three (3) different individuals who each solicited the Company for an offer, at a weighted average price of $0.22 per share for total payments of $390,020. These shares were then immediately cancelled.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of December 31, 2024, and March 31, 2024, there were no preferred shares issued or outstanding.

NOTE 6 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December 31, 2024	March 31, 2024
Payroll liabilities	$95,749	$165,087
Sales tax payable	11,136	9,969
State income tax payable	(48,660)	39,929
Accrued expenses	51,530	14,985
Total	$109,755	$229,970

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had no related party transactions during the fiscal year ended March 31, 2024, nor during the nine (9) months ended December 31, 2024.

NOTE 8 - SUBSEQUENT EVENTS

On January 22, 2025, we purchased 769,230 shares of our no par value common stock from an investor who approached us about this purchase and who acquired these shares in a private capital raise by the Company in 2016. The price paid per share was $0.205, for an aggregate purchase price of $157,692.15, which was paid from current cash resources. We will cancel these shares, reducing our current outstanding shares from 122,958,993 to 122,189,763 shares.

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

	Quarterly Revenue $
Quarter Ended	2021	2022	2023	2024

March 31	648,743	1,445,594	2,521,470	2,262,772
June 30	1,062,127	1,391,785	2,605,281	3,159,923
September 30	993,458	1,243,662	3,767,326	2,267,338
December 31	566,473	1,847,659	459,087	701,147

The Company, through winning a competitive Request For Proposal, added the Air Force Junior Reserve Officers’ Training Corp (“AFJROTC”) as a customer in the second half of calendar year 2022. The Company experienced elevated sales due to the fulfillment of the AFJROTC orders for the quarters ended December 31, 2022, March 31, 2023, and September 30, 2023. One of the AFJROTC revenue quarters was December 31, 2022, which corresponds with the lowest seasonal revenue quarter, so the effects of seasonality in 2022 was not as readily apparent as in other calendar years. The table below removes the AFJROTC revenue to highlight the seasonality that the Company experiences.

	Quarterly Revenue Less JROTC Revenue $
Quarter Ended	2021	2022	2023	2024

March 31	648,743	1,445,594	1,247,835	2,262,772
June 30	1,062,127	1,391,785	2,605,281	3,159,923
September 30	993,458	1,243,662	2,501,410	1,822,225
December 31	566,473	458,239	459,087	701,147

During the quarter ended December 31, the Company focuses on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the quarter ended December 31, 2024, our revenue was $701,147, which was $242,060 greater than our revenue for the quarter ended December 31, 2023, of $459,087. The difference in revenue was partially due to deferred revenue recognition. For the quarter ended September 30, 2024, we had deferred revenue of $107,336, all of which was recognized as revenue in the quarter ending December 31, 2024. For the quarter ended September 30, 2023, we had deferred revenue of $4,584, all of which was recognized as revenue in the quarter ending December 31, 2023.

The difference in revenue was also partially due to increased fulfillment efficiency. We moved into our new warehouse facility in November of 2024, and have decreased the time between order receipt and order fulfillment significantly. We recognize revenue when the customer receives the product or service, so less time between order receipt and order fulfillment has the effect of increasing revenue recognized in any given quarter.

For the nine (9) months ended December 31, 2024, our revenue was $6,128,409, which was $703,285 less than our revenue for the nine (9) months ended December 31, 2023, of $6,831,694. The difference in revenue is largely due to the difference between two (2) large customer orders that we fulfilled in the nine (9) months ended December 31, 2023, amounting to $1,265,916 (Air Force JROTC) and $823,143 (Iowa Scale-Up). During the nine (9) months ended December 31, 2024, these two (2) customers accounted for $453,113 and $0, respectively. While we added revenue from other customers during the nine (9) months ended December 31, 2024, we did not overcome the aggregate revenue shortfall from the two (2) customers described above of $1,635,946 when compared to the nine (9) months ended December 31, 2023.

The Company has been soliciting larger customers for over two (2) years and has seen some success. The AFJROTC is the Company’s largest success by a wide margin, producing revenue of $1,265,916 in the nine (9) months ended December 31, 2023, and $1,389,420 in the nine (9) months ended December 31, 2022.

The Company has experienced other successes in its campaign to find larger customers. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by size

	> $1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Nine (9) months ended December 31, 2024	0	1	14	21	44	90
Nine (9) months ended December 31, 2023	1	2	16	23	34	80
Nine (9) months ended December 31, 2022	1	1	8	18	30	49
Nine (9) months ended December 31, 2021	0	0	5	10	15	38

We believe that we can continue to successfully solicit larger customers; however, we cannot guarantee success, nor can we provide a numerical framework to describe the potential success. Risk factors include any developments that negatively impact education funding in the United States, challenges finding and retaining employees who meet our high standards, and disruptions to our supply chain of critical components.

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

For the quarter ended December 31, 2024, our cost of sales was $348,660, or 49.7% of revenue. For the quarter ended December 31, 2023, our cost of sales was $310,657, or 67.7% of revenue. For any given quarter, and especially in low revenue quarters, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue. For the nine (9) months ended December 31, 2024, our cost of sales was $2,459,747, or 40.1% of revenue, as compared to $2,503,552, or 36.7% of revenue for the nine (9) months ended December 31, 2023. Factors affecting cost of sales include:

Helps sub 40% cost of sales	Impedes sub 40% cost of sales
Higher revenue	Higher inflation
Larger order size	Expedited shipping
Ability to take advantage of volume discounts	Quality issues with raw materials
Higher mix of sales from internal efforts	Higher mix of sales from resellers

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

Salary and wages were $436,150 for the quarter ended December 31, 2024. For the quarter ended December 31, 2023, salaries and wages were $353,934. We had twenty-four (24) employees as of December 31, 2024, versus twenty-one (21) employees as of December 31, 2023.

Salary and wages were $1,440,181 for the nine (9) months ended December 31, 2024. For the nine (9) months ended December 31, 2023, salaries and wages were $1,313,886. As with the case above, we had more employees during the nine (9) months ended December 31, 2024 than the nine (9) months ended December 31, 2023. We also want to retain our employees which necessitates annual raises to compensate for inflation and reflect an employee’s increased value to the Company.

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
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $375,081 for the quarter ended December 31, 2024. For the quarter ended December 31, 2023, general and administrative expenses were $231,475. The increase in general and administrative expenses for the quarter ended December 31, 2024 was largely due to the Company’s new facilities leases which began in the quarter ending December 31, 2024. Warehouse and Office lease and maintenance expenses were $141,847 for the quarter ending December 31, 2024 compared to $35,071 for the quarter ending December 31, 2023. These expenses included the costs of upgrading the new facilities, especially the warehouse.

General and administrative expenses were $1,091,005 for the nine (9) months ended December 31, 2024. For the nine (9) months ended December 31, 2023, general and administrative expenses were $821,116. An increase of warehouse and office lease and maintenance of $109,272 and an increase of marketing expenses of $30,608 are largely responsible for the increase in general and administrative expenses for the nine (9) months ended December 31, 2024 over the nine (9) months ended December 31, 2023.

Other Income and Expenses

Other income and expenses are those outside of the Company’s ordinary course of business. Interest income and interest expense are disclosed under other income and expenses. The Company has accumulated cash which is invested in a Vanguard money market fund that invests exclusively in repurchase agreements and short-term U.S. government securities. The ticker symbol of this fund is VMFXX. The Company’s investments in this fund produce interest income.

For the quarter ended December 31, 2024, other income and expenses were $24,920, with net interest income accounting for the entire amount. For the quarter ended December 31, 2023, other income and expenses were $22,841, with net interest income totaling $20,183 of that amount.

For the nine (9) months ended December 31, 2024, other income and expenses were $84,043, with net interest income accounting for the entire amount. For the nine (9) months ended December 31, 2023, other income and expenses were $64,690, with net interest income accounting for $30,774 of that amount and a tax credit accounting for $31,258 of that amount.

Net Income (Loss) Before Tax

For the quarter ended December 31, 2024, net income (loss) before tax was ($433,824) versus ($414,138) for the quarter ended December 31, 2023. Higher revenue and higher costs characterized the net income (loss) before tax for the quarter ended December 31, 2024 compared to the quarter ended December 31, 2023.

For the nine (9) months ended December 31, 2024, net income (loss) before tax was $1,221,519 versus $2,257,830 for the nine (9) months ended December 31, 2023. The nine (9) months ended December 31, 2024 can be characterized as having less revenue and higher costs when compared to the nine (9) months ended December 31, 2023.

Taxes

The Company has significant net operating losses which arose due to past losses. At March 31, 2024, the Company had net operating losses of approximately $9.2 million that may be used to offset against future taxable income.

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

While we do not expect to pay federal income taxes for fiscal year 2025, the deferred tax asset will be adjusted on a quarterly basis to reflect the amount of taxes it is offsetting for the quarter. The provision for income tax is an unwinding of the tax benefit we recorded in prior periods when we recognized the value of the deferred tax asset on the income statement.

Liquidity and Capital Resources

Cash Flow from Operations

For the nine (9) months ended December 31, 2024, cash provided by operations was $2,727,088 compared to cash provided by operations of $1,644,990 for the nine (9) months ended December 31, 2023. Cash provided by operations increased significantly, despite the difference in net income of ($1,192,215) largely due to the difference in the change in accounts receivable. For the nine (9) months ended December 31, 2024, accounts receivable decreased by $1,512,100 compared to a decrease of $214,826 for the nine (9) months ended December 31, 2023. Other significant factors causing cash provided by operations to increase in the nine (9) months ended December 31, 2024 versus the nine (9) months ended December 31, 2023 were an increase in inventories of $11,486 for the December 31, 2024 period versus $556,544 for the December 31, 2023 period, and a decrease in prepaid expenses of $110,480 for the December 31, 2024 period versus and increase in prepaid expenses of $518,799 for the December 31, 2023 period.

As of December 31, 2024, total current assets were $6,074,390 and total current liabilities were $310,160, resulting in working capital of $5,764,230. As of March 31, 2024, total current assets were $5,425,141 and total current liabilities were $416,154, resulting in working capital of $5,008,987. The Company had a current ratio as of December 31, 2024, of 19.58 compared to a current ratio of 13.04 as of March 31, 2024.

As of December 31, 2024, we had $3,590,051 in cash and cash equivalents compared to $1,329,708 in cash and cash equivalents as of March 31, 2024. The improvements in working capital, current ratio, and cash on hand this fiscal year-to-date are all due to a significant decrease in accounts receivable during the nine (9) months ended December 31, 2024.

Cash Flow from Investing Activities

For the nine (9) months ended December 31, 2024, cash used by investing activities was $76,725 compared to cash used by investing activities of $16,096 for the nine (9) months ended December 31, 2023. During the nine (9) months ended December 31, 2024, we purchased warehouse equipment related to our recent relocation of the warehouse which accounts for the increase in cash used by investing activities.

Cash Flow from Financing Activities

For the nine (9) months ended December 31, 2024, cash used by financing activities was $390,020 compared to cash used by financing activities of $64,933 for the nine (9) months ended December 31, 2023. In both periods, cash used by financing activities was solely due to the purchase of the Company’s common stock, by the Company, in private transactions with shareholders who solicited the Company for an offer. For the nine (9) months ended December 31, 2024, the Company purchased 1,774,501 shares of its common stock, and for the nine (9) months ended December 31, 2023, the Company purchased 998,985 shares of its common stock. In all cases the common stock purchase by the Company was retired.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three (3) and nine (9) month periods ended December 31, 2024, and 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and our President who acts as our Principal Financial Officer have evaluated the effectiveness, as of December 31, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, due to the Company engaging the professional CPA firm of B.A. Harris to assist the Company in preparing our preliminary condensed financial statements and schedules for our auditor’s review.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10-K Annual Report for the fiscal year ended March 31, 2024, filed with the SEC on June 28, 2024 (the “Annual Report”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!, INC.

Dated: February 14, 2025	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: February 14, 2025	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

