Form 10-K
period 2025-03-31
PCS Edventures!, Inc.
filed 2025-06-30
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 000-49990

PCS Edventures!, Inc.

(Exact name of Registrant as specified in its charter)

Idaho	82-0475383
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

941 S. Industry Way Meridian, ID	83642
(Address of principal executive offices)	(Zip code)

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

On September 30, 2024, the last business day of the Registrant’s completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $15,357,736, based upon 63,990,148 shares of common stock of the Registrant being then owned by such persons, and based upon the closing price of the Registrant’s common stock on the OTC Markets Group, LLC (the “OTC Markets”) “QB Tier” under the trading symbol “PCSV” of $0.24 per share on September 30, 2024.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 30, 2025, the Registrant had 121,924,804 shares of common stock outstanding.

Forward-Looking Statements

When used in this Annual Report on Commission Form 10-K, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although management believes that the assumptions underlying the forward-looking statements included in this Annual Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events, or circumstances after the date of such statement.

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

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

Item 1. Business.

History and Organization

PCS Edventures!, Inc., an Idaho corporation (“PCS,” the “Company,” “we,” “our,” “us,” and words of similar import), was originated under the laws of the State of Idaho on August 3, 1994, as “PCS Education Systems, Inc.” On March 27, 2000, we changed our name from “PCS Education Systems, Inc.” to “PCS Edventures!.com, Inc.”; and on August 31, 2015, we changed our name from “PCS Edventures!.com, Inc.” to “PCS Edventures!, Inc.” PCS Edventures!, Inc. is our current company name.

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

On January 22, 2025, the Board of Directors appointed Sean P. Iddings to the Board, bringing the Board members to three (3) Directors.

Overview

The Company specializes in creating experiential, hands-on, transitional kindergarten through 12th grade (TK-12) STEM (Science, Technology, Engineering, and Math) education products and curriculum. “STEM” is often abbreviated as STEAM – Science, Technology, Engineering, Arts, and Math – to include the arts. We use the terms STEM and STEAM interchangeably throughout this Annual Report and make no significant distinction between the two terms. Through our acquisition of Thrust-UAV, we developed educational drones and drone curriculum. Our customers include schools and school districts from the collegiate to transitional kindergarten level, and providers of out-of-school programming, which include after-school programs, military education programs, home-schooling programs, summer programs, and corporate outreach programs. We sell predominately in the United States and sell into nearly every state in the nation. We have a few international customers, but revenue from customers outside of the United States is not material, and we do not focus our sales efforts on international markets at this time.

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

Products

PCS has developed and sells a variety of STEM education products into the TK-12 market, which can be categorized as follows:

1.	Enrichment Programs

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately 36 different enrichment programs and typically develops at least two (2) new programs each year. Some of the more popular programs include Podcasting; Ready, Set, Drone!;Drone Designers; Rockin Robots; Claymation; Cubelets Bot Builder; Influencer Camp; The Science of Super Powers; Flight and Aerodynamics; and Build a Better World.

2.	Discover Series Products

These products are designed for the makerspace environment and include engaging STEM activities that motivate students to pursue educational pathways toward STEM careers. The Discover Series includes Discover Engineering; Discover Robotics & Physics; Discover Robotics & Programming; Discover STEM; Discover Digital Video; and Discover Blocksmith: 3D Coding & Design.

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

These series of activity books are designed for the TK-3 market and are ideal for a distance-learning environment. The series includes 12 different issues. Instructor guides and/or family engagement guides are included. The Company also provides the necessary bricks for the builds in the activity books as a separate, but related product.

6.	Professional Development Training

The Company offers professional development trainings, for a fee, to educators who are implementing the Company’s products in their classroom.

The Company intends to continue developing STEM education products that address demand from large markets.

Distribution Methods of Products

The Company sells its products directly to customers and through resellers. The Company kits all of its products at its Meridian, Idaho facility and ships the products directly to customers. Resellers do not typically inventory the Company’s products and the Company “drop ships” its products directly to the resellers’ customers. Trainings and Professional Development sessions are conducted either at the Company’s facilities or at the customer’s location, depending on the desires of the customer. Customers can buy from the Company’s website, from a reseller’s website, or by presenting the Company with a valid purchase order.

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

In addition to competition at the local level, many of our products face competition from similar products produced by multinational companies that have significant advantages over us in terms of financial resources, human resources, brand loyalty, supply-chain costs, and global reach. While many of these companies primarily target the toy industry, their sheer size and cost advantages allow them to easily breach the education market with their products. In this regard, the Company competes directly with Lego, Robolink, Fischertechnik, K’Nex (acquired by Basic Fun), and Vex IQ, among many others.

There are numerous for-profit companies of various sizes that develop and sell STEM educational products. A good example is Teacher Created Materials, a company headquartered in Huntington Beach, California. They are very similar to our company and much larger.

We also compete against non-profit organizations, such as Project Lead The Way, who have a mission to promote and implement STEM education. The programs they provide can be free, subsidized, government-sponsored, rigorously developed, and/or heavily promoted, creating intense competition for our products and services.

While there may be several characteristics that differentiate our Company’s products from those of our competition, all of us are competing for a finite market. There are several potential solutions to STEM education demand and, oftentimes, companies can achieve a first-mover advantage by developing a relationship with a customer or distributor, and integrating their suite of products and services into the supply chain before we can showcase our offerings.

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

Manufacturing, Supplies, and Quality Control

Our Enrichment Programs contain several types of materials, kitted in a box. There is no manufacturing involved in the creation of our final product in the Enrichment Program category. Nearly all materials used are non-proprietary and commercially available. The materials are mostly consumer discretionary (paper, crayons, pencils, tape, yarn, etc.) and sourced from a variety of vendors, some of which are located outside of the United States. Some of our Enrichment Programs contain proprietary products from other companies, commercially available, and the Company maintains close relationships with these suppliers. The final creation of the product via kitting and packaging is done at our warehouse facility in Meridian, Idaho. This includes the printing of the curriculum. All curriculum development oversight is performed at our corporate facility, also in Meridian, Idaho, but separate from our warehouse facility.

We have been working closely with our vendors located outside of the United States to determine the impact of any tariff on our transactions. Most vendors pass a portion of the tariff amount onto their customers, including us. In some cases, we have negotiated to split the tariff amount with the vendor. Tariffs are a relatively new development, and we are proactively assessing the impact of them on our costs.

Our Discover series of products contains some proprietary products designed by our Company and manufactured abroad as well as non-proprietary, commercially available products. Most of our Discover series of products are comprised of other companies’ final products, combined with our curriculum. Our RubiQ education drone is a proprietary product of the Company and is the main component in Discover Drones. The RubiQ education drone’s components are manufactured abroad and quality-controlled at our corporate facility. The final creation of the product via kitting and packaging is done at our warehouse facility in Meridian, Idaho. This includes the printing of the curriculum. All curriculum development oversight is performed at our corporate facility, also in Meridian, Idaho, but separate from our warehouse facility.

Our BrickLAB products contain proprietary plastic building bricks (that are Lego compatible) manufactured for us by a long-time vendor with manufacturing facilities in South Korea. The final creation of the product via kitting and packaging is done at our warehouse facility in Meridian, Idaho. This includes the printing of the curriculum; and all curriculum development oversight is also performed at our corporate facility.

The STEAMventures BUILD Activity Book was developed at our corporate facility. The final creation of the product via kitting and packaging is done at our warehouse facility. This includes the printing of the curriculum; and all curriculum development oversight is also performed at our corporate facility.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Raw material procurement became more challenging in the immediate aftermath of the Covid-19 pandemic. Backlogs created availability problems for a few items, shipping congestion from time to time significantly delayed shipment of many items, and prices of nearly all items increased materially.

Supply chains recovered as the Covid-19 pandemic receded, but recent tariff activity by the U.S. has complicated supply chain management once again. We expect continued inflation in the materials we use in our final products.

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

In response these challenging environments, we have raised prices on selected items every year to reset our margins back to desirable levels after price increases of inputs. Additionally, we buy in bulk to achieve better pricing, and have increased general inventory levels. While we purchase from numerous vendors, below are our most used vendors by dollar volume:

Mida’s Global
Robolink
Amazon
FPVelite Electronics
Fischertechnik
Ernest Packaging Solutions
Modular Robotics
iCreate to Educate
Menards

Dependence on One or a Few Major Customers

During Fiscal Year 2025, we had four (4) major customers who each accounted for at least 5% of sales and who, when aggregated, accounted for 27.8% of sales. The details of sales from our major customers are below:

				Relationship
Customer Designation	FY 2025	FY 2024	FY 2023	Duration
Customer A	8.7%	6.6%	4.2%	14 years
Customer B	7.9%	14.1%	6.9%	20 years
Customer C	6.1%	14.0%	37.9%	3 years
Customer D	5.1%	0.0%	0.0%	1 year

Customer A is a reseller. The sales from reseller customers represent the aggregation of many purchase orders each of these customers placed with us throughout the year. Our reseller customers place an order with us when their customer orders our product from them. This cycle recurs numerous times throughout any given year.

We work closely and frequently with our larger customers to ensure that they are receiving the value proposition and service from us they require to continue doing business with us. We would categorize our relationship with these customers as excellent and do not believe that there is a risk to any of these relationships over the next year. Customer C, being a contract with a specified ending date with no minimum order requirement in any given year, is not likely to experience the duration with us as our other major customers have, although the possibility exists that a new contract will be created to replace the current one when it expires.

We believe that the risk of losing any one (1) of these customers is small, and we are actively, and successfully, soliciting larger customers to diversify our current customer concentration. While we believe the risk of losing any one (1) of these major customers over the next year is small, the loss of any two (2) of these customers, without similar replacement, would pose a significant risk to the financial health of the Company.

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

Employees

As of March 31, 2025, we had 25 full-time employees.

Impact of the Covid-19 Pandemic

The pandemic affected our end markets considerably for a period of time when lockdown orders were enacted at schools and after-school programs. We sell to educational program providers, and our products are designed to be used in-person with group collaboration encouraged. School closures and a movement to remote learning during much of calendar year 2020 significantly and negatively impacted our revenue. Our revenue for fiscal year 2021 (ending March 31, 2021) declined 57.7% from our revenue for fiscal year 2020. For fiscal year 2022, the impact from the pandemic was negligible, as most TK-12 learning institutions and after-school programs resumed in-person learning and services. We reported record revenue in fiscal year 2023 and again in fiscal year 2024, indicating that the any lingering effects of the pandemic were insignificant.

During the pandemic when our markets were significantly impaired by mandated lockdowns, we developed a STEM activity book, titled STEAMventures, which could be used in a distance-learning environment. We also modified two (2) of our enrichment programs to be used at the individual level instead of at the group level, to accommodate areas where in-person learning was not possible. Through these developments, we believe that we have a better suite of offerings for distance-learning environments, should that environment arise again.

Impact of the Policies of the New Administration

In January, we had a change in the Presidency of the United States and, with it, a sharp turn from past education policy. The current administration wants to end the Department of Education, which administers billions of dollars of grants nationwide. Some of these grants will likely cease, and some will likely be administered by a different agency or allocated to the states to administer. While nothing has been finalized yet, the uncertainty of what might happen has created confusion and anxiety in our market, which has frozen decision makers.

Schools that promote DEI policies have had funding terminated or have received threats of doing so should these policies continue to be promoted. Some of these schools have pursued legal action against the administration. This has also added to the confusion and anxiety in our market.

Additionally, as early as April of 2024, the prior administration granted extensions to the deadline of using ESSER funds, from September 30, 2024, to March of 2026. The new administration rescinded these extensions, complicating budgets for many schools that were counting on this funding extension. This has further added to the confusion and anxiety in our market.

Management believes that as these uncertainties are removed, these disruptions to our market will recede.

Additionally, the new administration has used tariffs as a policy tool to address trade imbalances. While nothing has been finalized yet, management believes that costs of raw materials procured from overseas suppliers will likely increase due to some sort of permanent tariff policy. While the ultimate magnitude of these cost increases is yet unknown, the likelihood of their continued existence is high, which translates into increased raw materials costs. The Company has been working with its vendors, one at a time, to manage through these uncertain times regarding tariff rates. The Company reprices its products once per year, and will likely pass the majority of any tariff-related cost increases on to the customer.

Growth Plan

Our primary focus is to continue penetrating the U.S. market with our current product line as we feel the market is large relative to our current market share and receptive to our value proposition of high-quality, easily implemented, hands-on STEM programs. We are actively pursuing larger customers who can implement our programs at multiple sites, recognizing that some unique product development may be required for these sales. We intend to develop new products and to enhance our current product line based on market feedback we receive, both solicited and unsolicited, and based on developments within our market. We intend to further develop and enhance our educational drone product line, and we are prepared to compete intensely in this product category, as we believe that 1), our curriculum offers us a competitive advantage in this space, and 2), the educational drone market is nascent and is expected to continue to grow significantly.

In response to new policies on education by the new administration, we are embarking on two (2) new initiatives that complement our current strategies. The first initiative is to align our products more closely with state and standards and quality guidelines, especially where such a conversion is easy. In the past, we have aligned our products closer to national standards and quality guidelines (than state standards) for the following three reasons:

1. Many of the programs we serve receive their funding from federal grants;

2. When state standards are relevant, they are loosely applied to out-of-school-time programs; and

3. There is considerable overlap between federal standards and many of the state’s standards.

Given the new administration’s vocal desire to return education administration to the states, we believe that if it is successful in that endeavor, then paying more attention to state-level priorities will enhance the competitiveness and attractiveness of our products.

The second initiative is to provide evidence that our products accomplish certain desired educational outcomes. Many of the opportunities that we see that are sponsored by a state entity require evidence-based solutions. We anticipate that the evidence-based requirement will grow over time, so we are commissioning studies to be done on a handful of our products to produce evidence of various positive outcomes. We are early in this process and do not expect to have the final results until early in calendar year 2026.

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

Effect of Existing or Probable Governmental Regulations on the Business

Our Form 10 Registration Statement became effective 60 days after filing with the Commission (December 4, 2023, by reason of the 60th day being a Saturday), at which point our securities became registered pursuant to Section 12(g) of the Exchange Act. Issuers with securities registered under Section 12(g) are subject to numerous regulatory requirements under the Exchange Act. For example, we are subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members appointment, compensation, and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

With the effectiveness of our Form 10 Registration Statement, we also became required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; changes in executive officers and directors; and bankruptcy) in a Current Report on Form 8-K.

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

No cybersecurity incidents were identified this year. One threat was identified: insecurely stored credentials. This was responded to by implementing an encrypted password manager Company-wide. We will continue to monitor for threats to avoid risks to Company or individuals’ data, interruptions to business operations, or financial losses. Information about risks or any identified cybersecurity threats are reported by our Director of Technology to our President.

Identified cybersecurity risks are reported to IT, where they are assessed and responded to. Any actions taken or cybersecurity incidents identified are reported to the Director of Technology. Qualifications for these individuals include prior experience, education, and/or training in cybersecurity.

Item 2. Properties

We own no real properties. Our corporate headquarters are located at 941 S. Industry Way, Meridian, ID 83642, where we occupy 5,016 square feet of office space under a triple net lease with a monthly rental amount that started at $5,225, not including the triple net amounts, and escalates by 3% each December through the end of the lease on November 30, 2029.

Our R&D and warehouse facility is located at 1135 N. Hickory Ave, Suite 130, Meridian, ID 83642, where we occupy 20,880 square feet of warehouse space under a triple net lease with a monthly rental amount that started at $15,660, not including the triple net amounts, and escalates by 3% each December through the end of the lease on November 30, 2029.

Item 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 4. Mine Safety Disclosures

None; not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since August 1, 2001, our common stock has been quoted in the OTC Markets under the symbol “PCSV.” Our common stock was traded on the OTC Markets “Pink Tier” until June 2, 2025, at which time it began trading on the OTC Markets “QB Tier.” Any OTC Markets quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

The following table summarizes our common stock quote history, as provided to us by the OTC Markets:

	Closing	High	Low	High	Low	Closing
Period	Bid	Closing Bid	Closing Bid	Price	Price	Price
1/1/2025 – 3/31/2025	.152	.250	.136	.250	.136	.160
10/1/2024 – 12/31/2024	.240	.252	.220	.260	.210	.240
7/1/2024 – 9/30/2024	.224	.300	.225	.300	.190	.240
4/1/2024 – 6/30/2024	.260	.270	.182	.280	.182	.280
1/1/2024 – 3/31/2024	.185	.190	.165	.200	.165	.165
10/1/2023 – 12/31/2023	.185	.210	.161	.210	.170	.185
7/1/2023 – 9/30/2023	.185	.185	.065	.190	.069	.185
4/1/2023 – 6/30/2023	.065	.075	.057	.088	.042	.065
1/1/2023 – 3/31/2023	.075	.087	.055	.089	.056	.079
10/1/2022 – 12/31/2022	.060	.070	.050	.089	.049	.055
7/1/2022 – 9/30/2022	.046	.052	.041	.060	.045	.045
4/1/2022 – 6/30/2022	.041	.066	.041	.075	.041	.041

Holders

As of March 31, 2025, we had 122,189,763 shares of our common stock outstanding, and there were approximately 223 accounts of record; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three fiscal years ending March 31, 2025, 2024, and 2023, the Company has engaged in the following transactions:

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

Item 6. Reserved for Future Use.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995:

Except for historical facts, all matters discussed in this Annual Report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this Annual Report set forth management’s intentions, plans, beliefs, expectations, or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks, and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions, and other uncertainties, including those detailed in our Commission filings and at the forepart of this Annual Report. We assume no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion should be read in conjunction with our financial statements contained in Part II, Item 8, Financial Statements, below, of this Annual Report.

Overview of Current and Planned Operations

PCS Edventures!, Inc. sells STEM/STEAM products to educational and recreational entities serving youth. Because the majority of our customers work in out-of-school-time settings, we have not attempted to align our products to fit in the classroom setting, until recently. Classroom curriculum must promote academic achievement through rigorous alignment with specific state standards to be considered for use. Each state has its own unique set of standards, making classroom curriculum development a state by-state endeavor.

On the other hand, out of school programs focus more broadly on the goals of engagement, career exploration and development of 21st century skills. This difference makes it easier to penetrate out-of-school programs, as more freedoms exist for curriculum development. We focus our efforts on these out-of-school programs, which include summer school, summer camps, YMCA programs, Boys and Girls club programs, and various other programs offered outside of the classroom, at all times of the year, that are too numerous to list. Oftentimes, these programs are sponsored, administered, and/or supported by local school districts, and we employ considerable efforts to build relationships with these types of school districts to provide desired programing for their out-of-school programs. The majority of the time, the out-of-school programs offered are funded with grants; however, some programs are run on a for-profit basis. The Company sells to all of these types of entities.

However, given the new administration’s stated goals of removing federal influence and administration from education, and returning those functions to the states, we are now considering which of our products would be adaptable to the educational standards of certain larger states. We intend to continue to weigh state-level priorities much more heavily in the development of future products as well. We view a transition from federal dominance to state dominance of the application of educational standards to curriculum as likely, albeit over a long time frame, and we are adapting our product development to this change in our market.

Market feedback also indicates that products that have evidence of their effectiveness are increasingly being demanded, especially in state-funded programs and larger programs. While we maintain a library of the evidence we have accumulated about the outcomes one can expect when using our products, and while this library of evidence has helped us win larger orders, we believe that expanding this library and upgrading the tiers of evidence we have will produce meaningful benefits for future sales.

We have engaged various firms to help us generate more compelling evidence of our products’ effectiveness. We are early in this process, but we intend to substantially build out our library of evidence of our products’ effectiveness. The course we take to accomplish this endeavor will depend on our experiences with these early initiatives.

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

The nature of our target market produces considerable seasonality for the Company’s revenue. The quarters ending June 30 and September 30 tend to be the peak of this seasonality (with the quarter ending March 31 being close to these quarters), while the quarter ending December 31 tends to be the low point of our seasonality. The Table below reflects this seasonality.

	Quarterly Revenue
	2022	2023	2024
3/31	1,445,594	2,521,470	2,262,772
6/30	1,391,785	2,605,281	3,159,923
9/30	1,243,662	3,767,326	2,267,338
12/31	1,847,659	459,087	701,147

During the quarter ending December 31, we focus on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the year ended March 31, 2025, our revenue was $7,421,228 compared to $9,094,466 for the year ended March 31, 2024. There were five (5) factors that negatively impacted our revenue in fiscal year 2025 versus that in fiscal year 2024.

1.	We did not win an Iowa STEM Scale-Up contract in fiscal year 2025 and reported no revenue from that customer. In fiscal year 2024, our revenue from our Iowa STEM Scale-Up contract was $823,143. In fiscal year 2023, our revenue from this customer was $467,457. We won a contract for fiscal year 2026 and expect associated revenue for this contract to be closer to our fiscal year 2023 experience.

2.	Our Catapult order was significantly less in fiscal year 2025 versus that of fiscal year 2024. Catapult administers summer programming in Missouri due to the state’s public funding of such programs. They experience annual fluctuations in their customer base, and they inventory our products over the course of the year. Thus, seasons when their customer base is down and when their inventory of our products is high produce smaller orders than seasons when their customer base is up and they have a low inventory of our products. We believe that their order placed with us in fiscal year 2025, in the aggregate amount of $587,100, was under the former conditions, and that their order placed with us in fiscal year 2024, in the amount of $1,286,695, was under the latter conditions.

3.	Our Air Force JROTC (“AFJROTC”) contract produces less revenue as the contract ages. The AFJROTC has approximately 884 sites, and we have sold into approximately 642 of them thus far.

4.	The expiration of ESSER funds on September 30, 2024, eliminated a key funding stream for our products during the second half of our fiscal year.

5.	The change in Presidential administration created significant changes in the education market regarding funding streams, administration of grants, and general federal influence over education. These changes were and still are disruptive to educational decision making and, thus, disruptive to our market.

The Company has been soliciting larger customers for over three (3) years and has seen some success. The AFJROTC is the Company’s largest success by a wide margin, producing revenue of $453,314 in the year ended March 31, 2025, $1,269,036 in the year ended March 31, 2024, and $2,655,336 in the year ended March 31, 2023.

We have experienced other successes in our campaign to find larger customers. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by size

	> $1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Year ended March 31, 2025	0	2	16	26	49	103
Year ended March 31, 2024	2	3	17	27	40	94
Year ended March 31, 2023	1	1	10	21	38	60

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

Cost of Sales

For the year ended March 31, 2025, our cost of sales was $2,983,940, or 40.2% of revenue. For the year ended March 31, 2024, our cost of sales was $3,359,801, or 36.9% of revenue.

We strive to have a cost of sales that is less than 40% of revenue. We price our products once per year, at the beginning of the calendar year, and maintain that pricing level throughout the year. During inflationary environments, when the price level of the Company’s raw materials is increasing, the Company must absorb that negative impact to gross margins until we can reprice our products at the beginning of the next calendar year. This repricing analysis considers the current pricing level of materials, as well as the likely increase in those levels in the year ahead. We attempt to incorporate shipping costs into the cost of raw materials, but oftentimes during the course of the year, we are compelled to ship in a more expedient manner, which is more expensive than our baseline assumptions.

Factors affecting cost of sales include:

Helps sub 40% cost of sales	Impedes sub 40% cost of sales
Higher revenue	Higher inflation
Larger order size	Expedited shipping
Ability to take advantage of volume discounts	Quality issues with raw materials
Lower percentage of reseller sales	Higher percentage of reseller sales

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

Salary and wages were $1,914,941 for the year ended March 31, 2025, compared to $1,778,946 for the year ended March 31, 2024. As of March 31, 2025, we had 25 full-time employees. As of March 31, 2024, we had 22 full-time employees.

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

Most of these expenses are not strongly correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $1,439,014 for the year ended March 31, 2025. For the year ended March 31, 2024, general and administrative expenses were $1,148,652. In late October and early November of 2024, we ended our lease on our 10,000 square foot combined warehouse and office facility, and entered into two (2) new leases - a 20,880 square foot warehouse and R&D facility, and a 5,016 square foot corporate office facility. This expansion was the primary driver in the increase in general and administrative expenses in fiscal year 2025 versus fiscal year 2024, although general inflation also played a significant role.

Total Operating expenses for the year ended March 31, 2025, were $3,353,955, compared to $2,927,598 for the year ended March 31, 2024.

Other Income/Expenses

Other income and expenses are those outside of the Company’s ordinary course of business. During the Covid pandemic, the Employee Retention Tax Credit was offered to companies to keep employees on the payroll during the lockdowns. The Company qualified for those benefits, which are disclosed under other income and expenses.

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

For the year ended March 31, 2025, other income and expenses were $127,930, with net interest income comprising the entire amount. For the year ended March 31, 2024, other income and expenses were $104,328, with interest income totaling $48,904.

Net Income Before Tax

For the year ended March 31, 2025, net income before tax was $1,211,263 versus $2,911,395 for the year ended March 31, 2024. The Company experienced a lower sales level in fiscal year 2025 versus that of fiscal year 2024, which largely accounts for the difference in net income before tax for these two periods. Operating expenses in fiscal year 2025 were also higher than those for fiscal year 2024.

Taxes

The Company has significant net operating losses which arose due to past losses. At March 31, 2025, the Company had net operating losses of approximately $8.0 million that may be offset against future taxable income. The federal net operating losses and tax credits expire in years beginning in 2029. The state net operating losses and tax credits expire in years beginning in 2026.

Prior to fiscal year 2023, the Company offset its potential tax benefit from the operating loss carry-forwards with a valuation allowance in the same amount. As it became clear that the Company will more likely than not use its tax loss carry-forward amounts, the valuation allowance was partially removed for the fiscal year ending March 31, 2023, such that the tax benefit recognized by us in fiscal year 2023 was $1,011,466. The valuation allowance was fully removed as of March 31, 2024, resulting in a tax benefit of $1,529,793 for fiscal year 2024. Once the valuation allowance was fully removed, a provision for income taxes was disclosed. For the fiscal year ending March 31, 2025, the Company’s provision for income taxes was ($264,865).

Net Income

For the year ended March 31, 2025, net income was $946,865 versus $4,441,188 for the year ended March 31, 2024. Removing the tax loss carry-forward valuation allowance added $1,529,793 to net income for the year ended March 31, 2024.

Liquidity and Capital Resources

Cash Flow from Operations

For the year ended March 31, 2025, cash provided by operations was $2,520,966 compared to cash provided by operations of $975,680 for the year ended March 31, 2024. A decrease in accounts receivable and prepaid expenses, and a smaller increase in inventory as of March 31, 2025, compared to March 31, 2024, were the largest factors behind the increase of cash flow from operations in fiscal year 2025 over that in fiscal year 2024.

As of March 31, 2025, total current assets were $5,918,984 and total current liabilities were $326,439, resulting in working capital of $5,592,545. As of March 31, 2024, total current assets were $5,425,141 and total current liabilities were $416,154, resulting in working capital of $5,008,987.

The Company had a current ratio as of March 31, 2025, of 18.13 compared to a current ratio of 13.04 as of March 31, 2024.

As of March 31, 2025, we had $3,223,147 in cash and cash equivalents compared to $1,329,708 in cash as of March 31, 2024. The improvements in working capital, current ratio, and cash on hand are largely due to the realization of $1,675,859 of accounts receivable during fiscal year 2025 that were on the books at the end of fiscal year 2024.

Cash Flow from Investing Activities

For the year ended March 31, 2025, cash used by investing activities was $79,814 compared to cash used by investing activities of $23,696 for the year ended March 31, 2024. We purchased warehouse and office equipment related to our move from one facility to two during fiscal year 2025, which accounts for the increase in cash used by investing activities.

Cash Flow from Financing Activities

For the year ended March 31, 2025, cash used by financing activities was $547,713. We made the following common stock repurchase transactions during fiscal year 2025, which accounts for this activity:

Date	Shares	Price	Total Consideration
7/15/2024	250,000	$0.195	$48,750
9/24/2024	352,084	$0.270	$95,063
11/19/2024	1,172,417	$0.210	$246,208
2/7/2025	769,230	$0.205	$157,692

Total	2,543,731		547,713

For the year ended March 31, 2024, cash used by financing activities was $64,933. We purchased 998,985 shares of our common stock for $0.065 per share, which accounts for this activity.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the years ended March 31, 2025, or 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PCS Edventures!, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PCS Edventures!, Inc. (the Company) as of March 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Tax Asset

ASC 740 Income Taxes discusses the considerations for valuing deferred tax assets. The Company has significant net operating losses (NOLs) resulting in the recognition of a significant deferred tax asset. The Company has determined that the asset will be fully realized based on current earnings trends. The Company uses judgment in order to determine whether an allowance is needed. We considered this a significant estimate that involved subjective judgments made by management.

How We Addressed it During Our Audit

We tested management’s determination and calculations of their tax provision and deferred taxes, to ensure they were recorded in accordance with ASC 740 Income Taxes.

Haynie & Company

Salt Lake City, Utah

June 30, 2025

PCAOB #457

We have served as the Company’s auditor since 2019.

PCS EDVENTURES!, INC.

Balance Sheets

(Audited)

	March 31, 2025	March 31, 2024
CURRENT ASSETS
Cash	$3,223,147	$1,329,708
Accounts receivable, net of allowance for credit losses of $38,027 and $34,204, respectively	383,826	1,675,859
Accounts receivable, other receivables	55	-
Prepaid expenses	247,422	394,091
Inventory, net	2,064,534	2,025,483
Total Current Assets	5,918,984	5,425,141

NONCURRENT ASSETS
Lease Right-of-Use Asset	1,140,217	273,905
Deposits	29,747	6,300
Property and equipment, net	97,213	43,739
Deferred tax asset	2,276,861	2,541,259
Total Noncurrent Assets	3,544,038	2,865,203

TOTAL ASSETS	$9,463,022	$8,290,344

CURRENT LIABILITIES
Accounts payable	$24,991	$100,853
Payroll liabilities and accrued expenses	171,398	229,970
Deferred revenue	20,026	14,549
Lease Liability, current portion	110,024	70,782
Total Current Liabilities	326,439	416,154

Lease Liability, net of current portion	1,081,614	218,373
TOTAL LIABILITIES	1,408,053	634,527

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 122,189,763 and 124,733,494 shares issued and outstanding	-	-
Additional Paid-in Capital	40,022,746	40,570,459
Accumulated deficit	(31,967,777)	(32,914,642)
Total Stockholders’ Equity	8,054,969	7,655,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,463,022	$8,290,344

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Operations

(Audited)

	For the Years ended March 31,
	2025	2024
REVENUE	7,421,228	9,094,466

COST OF SALES	2,983,940	3,359,801

GROSS PROFIT	4,437,288	5,734,665

OPERATING EXPENSES
Salaries and wages	1,914,941	1,778,946
General and administrative expenses	1,439,014	1,148,652
Total Operating Expenses	3,353,955	2,927,598

INCOME FROM OPERATIONS	1,083,333	2,807,067

OTHER INCOME AND EXPENSES
Net Interest income	127,930	48,904
Tax credit	-	52,766
Loss on lease modification	-	2,658
Total Other Income	127,930	104,328

NET INCOME BEFORE INCOME TAX PROVISION	1,211,263	2,911,395

Income Tax Benefit (Provision)	(264,398)	1,529,793

NET INCOME	946,865	4,441,188

Net income per common share:
Basic	0.01	0.04
Diluted	0.01	0.04
Weighted Average Common Shares Outstanding
Basic	123,841,163	125,070,138
Diluted	123,841,163	125,070,138

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Stockholders’ Equity

(Audited)

	# of Common Shares O/S	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at 3/31/2023	125,732,479	-	$40,635,392	$(37,355,830)	$3,279,562
Net Income	-	-	-	4,441,188	4,441,188
Shares Redeemed	(998,985)	-	(64,933)	-	(64,933)
Balance at 3/31/2024	124,733,494	-	$40,570,459	$(32,914,642)	$7,655,817
Net Income	-	-	-	946,865	946,865
Shares Redeemed	(2,543,731)	-	(547,713)	-	(547,713)
Balance at 3/31/2025	122,189,763	-	$40,022,746	$(31,967,777)	$8,054,969

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Cash Flows

(Audited)

	For the years ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$946,865	4,441,188
Depreciation and amortization	26,339	11,490
Amortization of right of use asset	157,391	139,729
Provision for income tax	264,398	(1,529,793)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	1,291,978	(1,298,599)
(Increase) decrease in prepaid expenses	146,669	(177,173)
(Increase) decrease in inventories	(39,051)	(787,611)
(Decrease) increase in accounts payable and accrued liabilities	(134,434)	295,864
Increase (decrease) in lease liability	(121,220)	(126,878)
Increase (decrease) in unearned revenue	5,477	7,463
(Increase) decrease in deposits	(23,446)	-
Net Cash Provided by Operating Activities	2,520,966	975,680

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(79,814)	(23,696)
Net Cash Used by Investing Activities	(79,814)	(23,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased and cancelled	(547,713)	(64,933)
Net Cash Used by Financing Activities	(547,713)	(64,933)

Net Increase in Cash	1,893,439	887,051
Cash at Beginning of Period	1,329,708	442,657
Cash at End of Period	3,223,147	1,329,708

Cash paid for taxes	$125,861	$83,440
Cash paid for interest	$999	$648

Right of use assets obtained in exchange for new operating lease liabilities	$1,023,703	$240,281

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Notes to the Financial Statements

March 31, 2025

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

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately 36 different enrichment programs and typically develops at least two (2) new programs each year. Some of the more popular programs include Rockin’ Robots; Ready, Set, Drone!; Cubelets BOT Builder; Simple Machines; Drone Designers; Coding with Drones; Pirate Camp; Dirt Camp; and Claymation.

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

These series of activity books are designed for the TK-3 market. The series includes 12 different issues. Instructor guides and/or family engagement guides are included. The Company also provides the necessary bricks for the builds in the activity books as a separate, but related product.

6.	Professional Development Training

The Company offers professional development trainings, for a fee, to educators who are implementing the Company’s products in their classroom.

The Company intends to continue developing STEM education products that address demand from large markets.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31st fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents, totaling $3,223,147 and $1,329,708 at March 31, 2025, and March 31, 2024, respectively, consist of operating and savings accounts. For purposes of the statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

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

Concentration of Credit Risks and Significant Customers

The Company extends credit to customers and is therefore subject to credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. An allowance for credit losses is recorded to account for potential bad debts. Estimates are used in determining the allowance for credit losses and are based upon an assessment of selected accounts, historic averages, and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. The Company generally does not require collateral from its customers. The Company has established an allowance for credit losses of $38,027 as of March 31, 2025, and $34,204 as of March 31, 2024.

The following Table shows the Company’s concentration of credit risk, sorted by accounts receivable as of March 31, 2025, and 2024.

	2025 % of	3/31/2025	2024 % of	3/31/2024
	Revenue	% of A/R	Revenue	% of A/R
Customer A	8.7%	24.0%	6.6%	2.0%
Customer B	1.8%	21.7%	0.5%	3.0%
Customer C	0.7%	14.2%	0.0%	0.0%
Customer D	0.5%	10.1%	0.0%	0.0%
Customer E	0.3%	5.2%	0.0%	0.0%

The following Table shows the Company’s concentration of credit risk, sorted by revenue for fiscal years 2025 and 2024.

	2025 % of	3/31/2025	2024 % of	3/31/2024
	Revenue	% of A/R	Revenue	% of A/R
Customer A	8.7%	24.0%	6.6%	2.0%
Customer F	7.9%	0.0%	14.1%	76.7%
Customer G	6.1%	0.0%	14.0%	0.0%
Customer H	5.1%	0.0%	0.1%	0.0%
Customer I	4.6%	2.7%	5.0%	3.2%

Concentration of Credit Risk of Cash Deposits

We have three (3) operating accounts at two (2) different banks. We have a checking and depository account at one bank and a checking account at another bank. From time to time, cash balances in these accounts exceed the $250,000 FDIC insurance limit. However, these instances occur infrequently as we strive to maintain balances below the $250,000 limit in each of these accounts. We also have a Vanguard money market account where we invest our cash assets that are in excess of our working capital needs. The Vanguard money market account is not subject to FDIC insurance and invests exclusively in repurchase agreements and short-term U.S. government securities.

Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, Fischertechnik® manipulatives, Brick manipulatives, drone components, robotics components, furniture units, curriculum, and other miscellaneous items used in our various labs. Our inventory is carried at the lower of cost or net realizable value and valued using the average cost method for each item.

When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted accordingly. The Company has established a provision for excess and obsolete inventory reserve of $3,981 as of March 31, 2025, and $3,274 as of March 31, 2024.

Property, Plant and Equipment

Depreciation on property and equipment is computed using the straight-line method over the estimated useful life of the asset. The Company had fully depreciated property and equipment prior to March 31, 2018. Beginning in fiscal year 2022 through the current reporting period, the Company purchased various warehouse and office equipment for $141,832 and recognized $44,619 in depreciation of that equipment for a total property and equipment of $97,213 as of March 31, 2025. As of March 31, 2024, property and equipment was $43,739, which was net of $18,280 in depreciation recognized.

Software has been fully depreciated as of March 31, 2025, and March 31, 2024.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment for patents and other intangibles. There was no impairment recorded during the years ended March 31, 2025, and 2024.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, “Income Taxes (Topic 740)-Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which requires reporting the net amount of deferred tax assets and liabilities as a single noncurrent item on the classified balance sheet. Before this change, the net amounts of current and noncurrent deferred tax assets and liabilities were reported separately.

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

The table below details the years that remain open to tax examinations:

Tax Year	Fiscal Year End	Filed Date	Open Through
2023	3/31/2024	8/26/2024	8/26/2027
2022	3/31/2023	8/23/2023	8/23/2026
2021	3/31/2022	2/3/2023	2/3/2026

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

The Company had deferred revenue of $20,026 as of March 31 2025, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ending March 31, 2026. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $14,549 of deferred revenue as of March 31, 2024.

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

During fiscal years 2025 and 2024, no performance options were issued or exercised.

As of March 31, 2025, and March 31, 2024, the Company had no outstanding warrants or options.

Business Segments and Related Information

GAAP establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates as one (1) business segment.

Recently Adopted Accounting Pronouncements

Beginning in fiscal year 2025 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the FASB. This new standard requires an enhanced disclosure of significant segment expenses on an annual basis.

Operating Segments and Related Disclosures

We manage our Company as one (1) reportable operating segment, STEM Supplies and Curriculum. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s President.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the STEM Supplies and Curriculum segment and decides how to better allocate resources based on net income reported on the Statements of Operations. The Company’s objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our STEM Supplies and Curriculum segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see our Financial Statements.

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

	For the Years Ended March 31,
	2025	2024
Net Income per common Share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average number of common shares outstanding Basic	123,841,163	125,070,138

Weighted average number of common shares outstanding Fully Diluted	123,841,163	125,070,138

Net Income for the year ended March 31, 2025, and 2024, was $946,865 and $4,441,188, respectively.

As of March 31, 2025, and March 31, 2024, the Company had no outstanding dilutive instruments.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of March 31, 2025, the Company had $3.2 million in cash, $2.1 million in inventory, and $0.4 million in accounts receivable, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next 12 months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next 12 months, especially given the Company’s large cash, inventory, and accounts receivable balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net 15 to 45 days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for credit losses of $38,027 at March 31, 2025, and $34,204 as of March 31, 2024.

NOTE 4 – ACCOUNTS RECEIVABLE, OTHER RECEIVABLES

Other Receivables include receivables due to the Company derived from activities outside of its typical business transactions. As of March 31, 2025, the Company had $55 of other receivables outstanding. As of March 31, 2024, the Company had no other receivables outstanding.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	March 31, 2025	March 31, 2024
Prepaid insurance	$11,960	$10,915
Prepaid tradeshows	13,362	25,046
Prepaid inventory	178,660	319,977
Prepaid software	31,612	17,254
Prepaid other	11,828	20,899
Total Prepaid Expenses	$247,422	$394,091

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 150,000,000 authorized shares of common stock, no par value. At March 31, 2025, the total common shares issued and outstanding was 122,189,763. As of March 31, 2024, the total common shares issued and outstanding was 124,733,494.

During the years ended March 31, 2025, and 2024, the Company had no option expense.

During the years ended March 31, 2025, and 2024, the Company did not issue any shares of common stock.

During the year ended March 31, 2025, the Company made the following common stock repurchase transactions:

Date	Shares	Price	Total Consideration
7/15/2024	250,000	$0.195	$48,750
9/24/2024	352,084	$0.270	$95,063
11/19/2024	1,172,417	$0.210	$246,208
2/7/2025	769,230	$0.205	$157,692
Total	2,543,731		$547,713

These shares repurchased were then immediately cancelled. During the year ended March 31, 2024, the Company repurchased 998,985 shares common stock at $0.065 per share for total payments of $64,933, then cancelled the shares.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2025, and March 31, 2024, there were no preferred shares issued or outstanding.

As of March 31, 2025, and 2024, the Company had no dilutive instruments outstanding.

NOTE 7 – NOTES PAYABLE

The Company had no notes payable outstanding as of March 31, 2025, and March 31, 2024.

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

a.	Warehouse

The Company leases a 20,880 square foot warehouse facility located at 1135 N. Hickory Ave, Suite 130, Meridian, ID 83642, under a non-cancelable lease agreement, which commenced on October 1, 2024, and expires November 30, 2029. The first two (2) payments were deferred. This lease is accounted for as an operating lease. Monthly lease rates excluding triple net expenses started at $15,660 and increase by 3% from the previous amount in the month of December each year.

b.	Office

The Company leases a 5,016 square foot office facility located at 941 S. Industry Way, Meridian, Idaho, 83642 under a non-cancelable lease agreement, which commenced on October 21, 2024, and expires November 30, 2029. The first payment was deferred. The lease is accounted for as an operating lease. Monthly lease rates excluding triple net expenses started at $5,225 and increase by 3% from the previous amount in the month of December each year.

c.	Equipment

The Company leased a production printer for 63 months commencing on November 3, 2023. The first three (3) payments were deferred, with the first payment due February 3, 2024. Equipment lease expense was $57,215 for the year ended March 31, 2025, and $43,127 for year ended March 31, 2024.

As of March 31, 2025, accounted for and presented under ASC 842 guidance, the future minimum lease payments on operating leases, were as follows:

Total minimum lease obligation over the next six (6) years

Fiscal Year	Amount
2026	110,024
2027	206,153
2028	227,717
2029	252,334
2030	280,343
2031	115,067
Total	$1,191,638

	Balance Sheet Location	March 31, 2025
Right of use assets	Other noncurrent assets	$1,140,217
Lease payable	Current liabilities	$110,024
Lease payable	Long-term liabilities	1,081,614
Total lease payable		$1,191,638

Supplemental cash flow information related to operating leases:

March 31, 2025
Operating cash paid to settle lease liabilities	$143,935
Right of use asset additions in exchange for lease liabilities	1,023,703

	March 31, 2025	March 31, 2024
Weighted average remaining lease term (in years)	4.6	6.0
Weighted average discount rate	10%	10%

NOTE 9 – ACCOUNTS PAYABLE

Accounts payable for the periods are as follows:

	March 31, 2025	March 31, 2024
Accounts payable	$24,286	$90,800
Credit cards payable	705	10,053
Total	$24,991	$100,853

NOTE 10 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	March 31, 2025	March 31, 2024
Payroll liabilities	$128,655	$165,087
Sales tax payable	32,502	9,969
State income tax payable	(4,744)	39,929
Accrued expenses	14,985	14,985
Total	$171,398	$229,970

NOTE 11 – INCOME TAXES

Prior to fiscal year 2023, the Company offset its potential tax benefit from the operating loss carry-forwards with a valuation allowance in the same amount. As it became clear that the Company will more likely than not use its tax loss carry-forward amounts, the valuation allowance was partially removed for the fiscal year ending March 31, 2023, such that the tax benefit recognized by us in fiscal year 2023 was $1,011,466. The valuation allowance was fully removed as of March 31, 2024, resulting in a tax benefit of $1,529,793 for fiscal year 2024. Once the valuation allowance was fully removed, a provision for income taxes was disclosed. For the fiscal year ending March 31, 2025, the Company’s provision for income taxes was ($264,398).

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company files income tax returns in the United States, the State of Idaho and the State of California. The statute of limitations on a Federal tax return is the due date of the tax return plus three (3) years. In the case of NOLs, the year in which the NOL was generated remains open up to the amount of the NOL until the statute of limitations expires on the year it was used. All required tax returns of the Company due since inception have been filed. The Company does not have any unrecognized tax benefits to report in the current period.

Net deferred tax assets and liabilities consist of the following components as of March 31, 2025, and 2024:

	March 31,
	2025	2024
Deferred tax assets
Right of use liabilities	333,659	76,693
Goodwill amortization	11,201	13,121
Charitable Contribution carryover	700	-
NOL carryover	2,253,412	2,539,181
Total deferred tax assets	2,598,972	2,628,995

Deferred tax liabilities
Right of use assets	(319,261)	(76,693)
Depreciation	(2,850)	(11,043)
Total deferred tax liabilities	(322,111)	(87,736)

Net deferred tax assets	2,276,861	2,541,259

Less valuation allowance	-	-
Net deferred tax assets	2,276,861	2,541,259

The reconciliation of the Company’s net income taxes for fiscal years 2025, and 2024 are as follows:

	March 31, 2025	March 31, 2024
U.S. Federal income tax at statutory rate	$243,564	$617,681
State taxes, net of Federal benefit	20,834	208,403
Change in valuation allowance	-	(2,355,877)
(Income Tax Benefit) Provision	264,398	(1,529,793)

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

Summary of Federal Operating Loss Carryforwards

Unused operating loss carryforward March 31, 2024	$9,234,609
Operating loss carryforwards realized	$1,323,495
Unused operating loss carryforward March 31, 2025	$7,911,114

NOTE 12 - SUBSEQUENT EVENTS

On May 21, 2025, the Company purchased 100,000 shares of its common stock on the open market at $0.136 in a block trade for a total of $13,600. On April 10, 2025, the Company issued a press release disclosing that the Board had authorized a share repurchase program to repurchase up to 10 million shares of its common stock over the next three (3) years. This purchase was part of that authorized buyback. The Company intends to continue to repurchase its common stock in the open market from time to time. When the Company accumulates a significant amount of its common shares, it intends to obtain those shares in certificate form and have its transfer agent cancel the shares.

On May 23, 2025, the Company concluded a private stock repurchase from a shareholder, buying 284,959 shares at $0.14 per share, for total consideration of $39,894.

On June 2, 2025, the common stock of the Company began trading on the OTC Markets QB Tier. Prior to that, it traded on the OTC Markets Pink Tier (which will become the OTCID on July 1, 2025).

In late May and early June, Management began the planning process for having an Annual Shareholders Meeting this year. Management plans to have the Meeting on Friday, September 26, 2025. The time of the meeting has not yet been determined. Further details will be disclosed when they become available.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer and our President who acts as our Principal Financial Officer have evaluated the effectiveness, as of March 31, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, due to the Company engaging the professional CPA firm of B.A. Harris, CPAs, to assist the Company in preparing our preliminary condensed financial statements and schedules for our auditor’s review.

Changes in Internal Control Over Financial Reporting

At the end of fiscal year 2024, management recognized that it needed assistance in the preparation of financial statements. The Company engaged B.A. Harris, CPAs, to assist in the preparation of financial statements during fiscal year 2025. With the exception of engaging B.A. Harris, CPAs, there have been no changes in our internal control over financial reporting during the fiscal year ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None. Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Positions Held	Date of Election or Designation
Todd R. Hackett	64	CEO and Chairman	CEO, November 20, 2015
			Chairman, December 10, 2015
Michael J. Bledsoe	59	President and Director	President, August 21, 2018
			Director, July 1, 2016
Sean P. Iddings	37	Director	January 22, 2025

Term of Office.

The terms of office of our current directors shall continue until an annual meeting of stockholders is held. The Company plans to conduct an annual meeting in September of 2025. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which time executive officers for the coming year are elected.

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

Sean P. Iddings - Director

Mr. Iddings joined the Board of Directors in January of 2025. He brings extensive experience in scaling businesses, fostering investor engagement, and identifying high-growth opportunities. As Chief Community Officer at MicroCapClub LLC, he has helped build a premier network of experienced investors focused on discovering high-quality, high-potential microcap companies.

Prior to MicroCapClub, from 2019 to 2024, Sean founded and grew Immersion Factory LLC into the largest real estate photography company in Central NY, demonstrating his ability to scale businesses in niche markets. He is a licensed drone pilot, has over 15 years investment experience in the microcap space, and holds a B.A. from Berklee College of Music.

We believe that, based on education and experience, all of our directors are qualified to serve.

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

Compliance with Section 16(a) of the Exchange Act.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2025, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We adopted a Code of Ethics and revised it in 2016. The Code was filed with the Form 10-K for March 31, 2024, on June 30, 2024, and is incorporated herein by reference.

Nominating Committee.

No changes have been made to the process by which shareholders may nominate a person or persons to serve as a member of the Company’s Board of Directors.

Audit Committee.

As a smaller reporting company, we are not required to have an audit committee.

Item 11. Executive Compensation

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2024-2025

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Todd R. Hackett	3/31/25	-	-	-	-	-	-	-	$0
CEO & Chairman	3/31/24	-	-	-	-	-	-	-	$0

Michael J. Bledsoe	3/31/25	$132,500	$10,805	-	-	-	-	-	$143,305
President & Director	3/31/24	$112,957	$16,069	-	-	-	-	-	$129,026

Outstanding Equity Awards

There were no options or warrants outstanding as of March 31, 2025, or March 31, 2024.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Todd R. Hackett	-	-	-	-	-	-	-

Michael J. Bledsoe	-	-	-	-	-	-	-

Sean P. Iddings	-	$2,480	-	-	-	-	$2,480

The Company does not currently compensate its internal directors for service as directors and has not for the past five (5) years. Sean P. Iddings is an independent director who began his service on January 22, 2025. He is compensated with 20,000 shares of PCSV common stock quarterly. Payment for the quarter ended March 31, 2025, was made in April of 2025.

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

Options Grants in Last Fiscal Year.

The Company did not grant any options during fiscal years 2025 or 2024.

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

The following table sets forth, as of March 31, 2025, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of PCS to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of PCS and all executive officers and directors of PCS as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 121,924,804 shares of common stock outstanding as of June 30, 2025.

Name and Address of Beneficial Owner of Common Stock	Amount of Beneficial Ownership	Percentage of Class

Officers and Directors

Todd R. Hackett 941 S. Industry Way Meridian, ID 83642	55,465,380	45.49%

Michael J. Bledsoe 941 S. Industry Way Meridian, ID 83642	2,734,235	2.24%

All Officers as a group (two (2) persons)	58,199,615	47.73%

Outside Directors

Sean P. Iddings 33 Bank Street Newfield, NY 14867	2,326,200	1.91%

All Directors as a group (three (3) persons)	60,525,815	49.64%

>5% Holders
Daniel Fuchs (1) 526 Shoup Ave. W., Suite K Twin Falls, ID 83301	11,662,001	9.56%
K2Red, LLC 526 Shoup Ave. W., Suite K Twin Falls, ID 83301	7,300,547	5.99%

(1)	Includes shares owned in K2Red, LLC., in which Daniel Fuchs is a 33.3% owner and control person.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal years ending March 31, 2025, and 2024, the Company had no transactions with related persons.

Transactions with Promoters and Control Persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest. We have not had any promoters or parents during the past five (5) fiscal years.

Parents.

None, not applicable.

Director Independence.

Our Board of Directors is currently composed of three (3) members, Todd R. Hackett, Michael J. Bledsoe, and Sean P. Iddings. Todd R. Hackett and Michael J. Bledsoe do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market).

Sean P. Iddings qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation plans not approved by security holders	-	-	None

Total	-	-	None

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees the Company paid for accounting services during the past two fiscal years.

Fee Category	FY2025	FY2024
Audit Fees	$40,500	$71,500
Audit Related Fees	-	3,000
Tax Fees	12,845	10,736
Total Fees	$53,345	$85,236

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit 3.1	Second Amended and Restated Articles of Incorporation filed October 2, 2006.	Filed with the Form 10/A filed on November 15, 2023, and incorporated herein by reference.
Exhibit 3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation filed April 4, 2012.	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.3	Articles of Amendment dated September 25, 2014	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.4	Articles of Amendment dated September 25, 2015	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.5	Articles of Amendment dated September 25, 2016	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.6	Third Amended Bylaws	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 4	Description of Registrant’s Securities	Filed with the Form 10-K for March 31, 2024, on June 30, 2024, and incorporated herein by reference..
Exhibit 14	Code of Ethics	Filed with the Form 10-K for March 31, 2024, on June 30, 2024, and incorporated herein by reference.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101	The following materials from the Company’s Annual Report on Form 10K for the year ended March 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	06/30/2025	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chairman of the Board and CEO

Dated:	06/30/2025	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe President, Principal Financial Officer, Director

Dated:	06/30/2025	By:	/s/ Sean P. Iddings
Sean P. Iddings Director

