Form 10-Q
period 2025-06-30
PCS Edventures!, Inc.
filed 2025-08-14
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

941 S. Industry Way

Meridian, ID 83642

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 14, 2025: 118,076,784 shares of Common Stock

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including issues related to “Cybersecurity” enumerated in “Part I, Item 1C. Cybersecurity,” of our 10-K Annual Report for the fiscal year ended March 31, 2025, filed with the SEC on June 30, 2025 (the “Annual Report”), which commence on page ten (10), a copy of which is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II, Other Information, Item 6, Exhibits.

PCS EDVENTURES!, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Condensed Balance Sheets

	June 30, 2025 (Unaudited)	March 31, 2025 (Audited)
CURRENT ASSETS
Cash	$3,594,670	$3,223,147
Accounts receivable, net of allowance for credit losses of $38,027	840,372	383,881
Prepaid expenses	82,222	247,422
Inventory, net	2,077,931	2,064,534
Total Current Assets	6,595,195	5,918,984

NONCURRENT ASSETS
Lease Right-of-Use Asset	1,090,539	1,140,217
Deposits	29,747	29,747
Property and equipment, net	96,752	97,213
Deferred tax asset	2,149,188	2,276,861
Total Noncurrent Assets	3,366,226	3,544,038

TOTAL ASSETS	$9,961,421	$9,463,022

CURRENT LIABILITIES
Accounts payable	$86,117	$24,991
Payroll liabilities and accrued expenses	259,877	171,398
Deferred revenue	18,912	20,026
Lease Liability, current portion	206,153	110,024
Total Current Liabilities	571,059	326,439

Lease Liability, net of current portion	941,261	1,081,614
Total Noncurrent Liabilities	941,261	1,081,614

TOTAL LIABILITIES	$1,512,320	$1,408,053

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 150,000,000 authorized shares, 121,824,804 and 122,189,763 shares issued and outstanding	-	-
Additional Paid-in Capital before Treasury Shares	39,985,332	40,022,746
Treasury Stock, 100,000 shares	(13,607)	-
Total Additional Paid-in Capital	39,971,725	40,022,746
Accumulated deficit	(31,522,624)	(31,967,777)
Total Stockholders’ Equity	8,449,101	8,054,969
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,961,421	$9,463,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

 PCS EDVENTURES!, INC.

Condensed Statements of Operations (unaudited)

	For the three months ended June 30,
	2025	2024
REVENUE	$2,423,308	$3,159,923

COST OF SALES	886,771	1,198,435

GROSS PROFIT	1,536,537	1,961,488

OPERATING EXPENSES
Salaries and wages	610,293	518,287
General and administrative expenses	376,249	320,019
Total Operating Expenses	986,542	838,306
OPERATING INCOME	549,995	1,123,182

OTHER INCOME
Interest income	22,831	21,509
Net Other Income	22,831	21,509

NET INCOME BEFORE TAXES	572,826	1,144,691
Provision for income taxes	127,673	-
NET INCOME	$445,153	$1,144,691

Net Income per common share:
Basic	$0.00	$0.01
Fully Diluted	$0.00	$0.01

Weighted Average number of shares outstanding
Basic	122,061,375	124,733,494
Fully diluted	122,061,375	124,733,494

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	# of Common Shares O/S	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance at 3/31/2024	124,733,494	-	$40,570,459	($32,914,642)	$7,655,817
Net Income	-	-	-	$1,144,691	$1,144,691
Balance at 6/30/2024	124,733,494	-	$40,570,459	($31,769,951)	$8,800,508

Balance at 3/31/2025	122,189,763	-	$40,022,746	($31,967,777)	$8,054,969
Net Income	-	-	-	445,153	445,153
Shares Redeemed	(284,959)	-	(39,894)	-	(39,894)
Shares Issued for Board Comp	20,000	-	2,480	-	2,480
Treasury Stock Purchase	(100,000)	-	(13,607)	-	(13,607)
Balance at 6/30/2025	121,824,804	-	$39,971,725	(31,522,624)	8,449,101

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$445,153	$1,144,691
Depreciation and amortization	7,716	4,360
Amortization of right of use asset	49,678	28,348
Provision for income tax	127,673	-
Stock based compensation	2,480	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(456,491)	77,303
(Increase) decrease in prepaid expenses	165,200	(96,761)
(Increase) in inventories	(13,397)	(14,855)
Increase in accounts payable and accrued liabilities	149,606	171,062
(Decrease) in lease liability	(44,225)	(29,629)
Increase (decrease) in unearned revenue	(1,114)	68,321
Net Cash Provided by Operating Activities	432,279	1,352,840

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(7,255)	(29,832)
Net Cash Used by Investing Activities	(7,255)	(29,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for private purchase of 284,959 shares of common stock	(39,894)	-
Cash paid for purchase of 100,000 shares of Treasury stock on open market	(13,607)	-
Net Cash Used by Financing Activities	(53,501)	-

Net Increase in Cash	371,523	1,323,008
Cash at Beginning of Period	3,223,147	1,329,708
Cash at End of Period	$3,594,670	$2,652,716

Cash paid for taxes	$11,604	$10,963
Cash paid for interest	$3,476	$-

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Notes to the Condensed Financial Statements

June 30, 2025

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The condensed financial statements presented are those of PCS Edventures!, Inc., an Idaho corporation (the “Company,” “PCS,” “PCSV,” “we,” “our,” “us” or similar words), incorporated in 1994, in the State of Idaho. PCS specializes in experiential, hands-on, TK-12 education and drone technology. PCS has extensive experience and intellectual property (“IP”) that includes drone hardware, product designs, and TK-12 curriculum content. PCS continually develops new educational products based upon market needs that the Company identifies through its sales and customer networks.

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

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the condensed financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three (3) months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending March 31, 2026, or any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June, 30, 2025 (the “Annual Report”).

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

The Company had deferred revenue of $18,912 as of June 30, 2025, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ended March 31, 2026. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $20,026 of deferred revenue as of March 31, 2025.

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

	For the Three Months ended June 30,
	2025	2024
Net Loss per common Share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding Basic	122,061,375	124,733,494

Weighted average number of common shares outstanding Fully Diluted	122,061,375	124,733,494

Net income for the three (3) months ended June 30, 2025, and 2024, was $445,153 and $1,144,691, respectively. As of June 30, 2025, and June 30, 2024, the Company had no outstanding dilutive instruments.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of June 30, 2025, the Company had $3.6 million in cash and $2.1 million in net inventory, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next twelve (12) months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next twelve (12) months, especially given the Company’s large inventory balance.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net fifteen (15) to thirty (30) days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for credit losses accounts of $38,027 at June 30, 2025, and March 31, 2025.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	June 30, 2025	March 31, 2025
Prepaid insurance	$4,784	$11,960
Prepaid tradeshows	6,081	13,362
Prepaid inventory	14,089	178,660
Prepaid software	28,984	31,612
Prepaid other	28,284	11,828
Total Prepaid Expenses	$82,222	$247,422

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 150,000,000 authorized shares of common stock, no par value. At June 30, 2025, the total common shares issued and outstanding was 121,824,804, which includes the deduction of 100,000 shares of Company owned Treasury stock.

During the three (3) months ended June 30, 2025, the Company had no option expense.

During the three (3) months ended June 30, 2025, the Company issued 20,000 shares of Rule 144 “restricted” common stock to Sean P. Iddings as compensation for his Director services for the quarter ended June 30, 2025.

During the three (3) months ended June 30, 2025, the Company repurchased an aggregate amount of 284,959 shares common stock from one individual who solicited the Company for an offer, at a price of $0.14 per share for total consideration of $39,894. These shares were then immediately cancelled.

During the three months ended June 30, 2025, the Company repurchased 100,000 shares of its common stock on the open market for total consideration of $13,607 including commission, and held those shares as Treasury Stock as of June 30, 2025. The Company intends to cancel theses shares.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of June 30, 2025, and March 31, 2025, there were no preferred shares issued or outstanding.

NOTE 6 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30, 2025	March 31, 2025
Payroll liabilities	$172,740	$128,655
Sales tax payable	54,661	32,502
State income tax payable	17,491	(4,744)
Accrued expenses	14,985	14,985
Total	$259,877	$171,398

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 8, 2025, the Company issued 20,000 shares of Rule 144 “restricted” common stock to Sean P. Iddings, an independent member of our Board of Directors, as compensation for his services for the quarter ended March 31, 2025. The Company had no related party transactions during for the quarter ended June 30, 2024.

NOTE 8 - SUBSEQUENT EVENTS

On July 1, 2025, we issued 20,000 shares of Rule 144 “restricted” no par value common stock to Sean P. Iddings for his services as a Director of our Board.

On July 7, 2025, we purchased 1,000,000 shares of our no par value common stock on the open market for $0.12 per share. Including transactions costs, the total consideration for this purchase was $120,007.

On July 14, 2025, we purchased 11,850 shares of our no par value common stock from a private investor for $0.11 per share. The total consideration for this purchase was $1,303.

On July 16, 2025, we purchased 200,000 shares of our no par value common stock on the open market for $0.11 per share. Including transactions costs, the total consideration for this purchase was $22,007.

On July 21, 2025, we purchased 19,000 shares of our no par value common stock on the open market for $0.0945 per share. Including transactions costs, the total consideration for this purchase was $1,802.

On July 22, 2025, we purchased 23,000 shares of our no par value common stock on the open market for $0.099 per share. Including transactions costs, the total consideration for this purchase was $2,284.

On July 23, 2025, we purchased 24,000 shares of our no par value common stock on the open market for $0.094 per share. Including transactions costs, the total consideration for this purchase was $2,263.

On July 24, 2025, we purchased 26,000 shares of our no par value common stock on the open market for $0.09 per share. Including transactions costs, the total consideration for this purchase was $2,347.

On July 25, 2025, we purchased 26,000 shares of our no par value common stock on the open market for $0.089 per share. Including transactions costs, the total consideration for this purchase was $2,321.

On July 28, 2025, we purchased 2,418,170 shares of our no par value common stock on the open market for $0.0899 per share. Including transactions costs, the total consideration for this purchase was $217,399.

All of the above open market repurchases of our stock are part of the share repurchase program announced by the Company on April 10, 2025. This share repurchase program was authorized by the Board of Directors to repurchase up to 10 million shares of its common stock over the next three (3) years. On July 29, 2025, the Company requested the shares in certificate form from Charles Schwab. This certificate includes the open market purchases listed above plus the Company’s 100,000 Treasury shares. Once we have possession of the certificate, we intend have our transfer agent cancel the shares, which total 3,836,170 shares of common stock.

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

	Quarterly Revenue
Quarter Ended	2022	2023	2024	2025

March 31	1,445,594	2,521,470	2,262,772	1,292,819
June 30	1,391,785	2,605,281	3,159,923	2,423,308
September 30	1,243,662	3,767,326	2,267,338
December 31	1,847,659	459,087	701,147

During the quarter ended December 31, the Company focuses on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the quarter ended June 30, 2025, our revenue was $2,423,308, which was $736,615 less than our revenue for the quarter ended June 30, 2024, of $3,159,923. The difference in revenue was due to deteriorating market conditions from June 30, 2024, through June 30, 2025.

In the June 30, 2024, quarter, the Company’s market was quite robust, due in large part to the ESSER (“Elementary and Secondary School Emergency Relief”) funding being in effect and which expired on September 30, 2024, with a “use it or lose it” stipulation in place. The ESSER funds were created with the intent to raise the level of students’ education back up to where it should be after the school closures and loss of learning due to the Covid pandemic. These funds had few restrictions and were often used to fund out-of-school-time programs to help students catch up. This is our primary market and during the June 30, 2024, quarter, we benefited significantly from the ESSER funding and the rush to spend it prior to the September 30, 2024, deadline.

In the June 30, 2025, quarter, the Company’s market environment was mired with uncertainty which tends to freeze decision making until clarity returns. Not only had the ESSER funding expired, but also afterschool programs were targeted with federal budget cuts, some of which were implemented and some of which were proposed. Given these future funding uncertainties, education administrators tended to act cautiously, which curtailed what otherwise would have been normal spending patterns. The duration of this uncertainty has necessitated the closure of some afterschool programs either because the funding wasn’t there to support it, or because educational funding in general was cut enough to cause a reprioritization of funding allocations, with afterschool programs often being lower on the priority list.

The success of the Company initiative to solicit larger customers has waned since the onset of the uncertainty that grips our market. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by size

	> $1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Three (3) months ended June 30, 2025	0	0	4	13	22	46
Three (3) months ended June 30, 2024	0	0	8	13	26	50
Three (3) months ended June 30, 2023	0	0	6	12	19	42
Three (3) months ended June 30, 2022	0	0	3	7	12	24

We believe that once the uncertainty about funding streams is removed from our market, we can again show some success in soliciting larger customers; however, we cannot guarantee success, nor can we provide a numerical framework to describe the potential success. Risk factors include any developments that negatively impact education funding in the United States, challenges finding and retaining employees who meet our high standards, and disruptions to our supply chain of critical components.

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

For the quarter ended June 30, 2025, our cost of sales was $886,771, or 36.6% of revenue. For the quarter ended June 30, 2024, our cost of sales was $1,198,435, or 37.9% of revenue. For any given quarter, and especially in low revenue quarters, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue. Factors affecting cost of sales include:

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

Salary and wages were $610,293 for the quarter ended June 30, 2025. For the quarter ended June 30, 2024, salaries and wages were $518,287. We had twenty-five (25) employees as of June 30, 2025, versus twenty-three (23) employees as of June 30, 2024. While the increase in employees is the main factor behind the increase in salaries and wages, we also want to retain our employees which necessitates annual raises to compensate for inflation and reflect an employee’s increased value to the Company.

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
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $376,249 for the quarter ended June 30, 2025. For the quarter ended June 30, 2024, general and administrative expenses were $320,019. The increase in general and administrative expenses for the quarter ended June 30, 2025, was largely due to the Company’s new facilities leases, which began in the quarter ending December 31, 2024. Warehouse and office lease and maintenance expenses were $63,579 for the quarter ending June 30, 2025, compared to $35,669 for the quarter ending June 30, 2024.

Other Income and Expenses

Other income and expenses are those outside of the Company’s ordinary course of business. Interest income and interest expense are disclosed under other income and expenses. The Company has accumulated cash, which is invested in a Vanguard money market fund that invests exclusively in repurchase agreements and short-term U.S. government securities. The ticker symbol of this fund is VMFXX. The Company’s investments in this fund produce interest income.

For the quarter ended June 30, 2025, other income and expenses were $22,831, with net interest income accounting for the entire amount. For the quarter ended June 30, 2024, other income and expenses were $21,509, with net interest income accounting for the entire amount.

Net Income (Loss) Before Tax

For the quarter ended June 30, 2025, net income before tax was $572,826 versus $1,144,691 for the quarter ended June 30, 2024. Lower revenue accounted for the majority of the difference in net income between the June 30, 2025, quarter versus the June 30, 2024, quarter.

Taxes

The Company has significant net operating losses which arose due to past losses. At June 30, 2025, the Company had net operating losses of approximately $7.3 million that may be used to offset against future taxable income.

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

While we do not expect to pay federal income taxes for fiscal year 2026, the deferred tax asset will be adjusted on a quarterly basis to reflect the amount of taxes it is offsetting for the quarter. The provision for income tax is an unwinding of the tax benefit we recorded in prior periods when we recognized the value of the deferred tax asset on the income statement.

For the quarter ending June 30, 2025, the provision for income taxes was $127,673. We did not provide a provision for income taxes for the quarter ending June 30, 2024.

Liquidity and Capital Resources

Cash Flow from Operations

For the three (3) months ended June 30, 2025, cash provided by operations was $429,799 compared to cash provided by operations of $1,352,840 for the three (3) months ended June 30, 2024. Cash provided by operations decreased significantly, due to the difference in net income and the difference in changes to accounts receivable.

As of June 30, 2025, total current assets were $6,595,195 and total current liabilities were $571,059, resulting in working capital of $6,024,136. As of March 31, 2025, total current assets were $5,918,984 and total current liabilities were $326,439, resulting in working capital of $5,592,545. Working capital increased due to an increase in accounts receivable and cash from the profitability in the quarter.

The Company had a current ratio as of June 30, 2025, of 11.5 compared to a current ratio of 18.1 as of March 31, 2025.

As of June 30, 2025, we had $3,594,670 in cash and cash equivalents compared to $3,223,147 in cash and cash equivalents as of March 31, 2025. The improvements in cash on hand for the quarter ended June 30, 2025, is due to overall profitability during the quarter.

Cash Flow from Investing Activities

For the three (3) months ended June 30, 2025, cash used by investing activities was $7,255 compared to cash used by investing activities of $29,832 for the three (3) months ended June 30, 2024. Equipment purchases were less in the quarter ended June 30, 2025, versus that for the quarter ended June 30, 2024.

Cash Flow from Financing Activities

For the three (3) months ended June 30, 2025, cash used by financing activities was $51,021 compared to cash used by financing activities of $0 for the three (3) months ended June 30, 2024. For the quarter ended June 30, 2025, cash used by financing activities was due to three (3) factors:

During the three (3) months ended June 30, 2025, the Company issued 20,000 shares of Rule 144 “restricted” common stock to Sean P. Iddings as compensation for his Director services for the quarter ended June 30, 2025.

During the three (3) months ended June 30, 2025, the Company repurchased an aggregate amount of 284,959 shares common stock from one individual who solicited the Company for an offer, at a price of $0.14 per share for total consideration of $39,894. These shares were then immediately cancelled.

During the three months ended June 30, 2025, the Company repurchased 100,000 shares of its common stock on the open market at $0.13607 per share, including commission, for total consideration of $13,607 and held those shares as Treasury Stock as of June 30, 2025. The Company intends to cancel the shares that it repurchases on the open market when the amount of Treasury Stock accumulated exceeds one (1) million shares.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three (3) month periods ended June 30, 2025, and 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and our President who acts as our Principal Financial Officer have evaluated the effectiveness, as of December 31, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, due to the Company engaging the professional CPA firm of B.A. Harris to assist the Company in preparing our preliminary condensed financial statements and schedules for our auditor’s review.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three (3) months ended June 30, 2025, the Company issued 20,000 shares of Rule 144 “restricted” common stock to Sean P. Iddings as compensation for his Director services for the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defence conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits.

(a) Index of Exhibits

Exhibit No.	Identification of Exhibit	Location if other than attached hereto
3.1	Second Amended and Restated Articles of Incorporation dated October 2, 2006	Attached to our Form 10 filed October 3, 2023
3.2	Articles of Amendment dated April 12, 2012	Attached to our Form 10 filed October 3, 2023
3.3	Articles of Amendment dated September 25, 2014	Attached to our Form 10 filed October 3, 2023
3.4	Articles of Amendment dated September 25, 2015	Attached to our Form 10 filed October 3, 2023
3.5	Articles of Amendment dated September 23, 2016	Attached to our Form 10 filed October 3, 2023
3.6	Third Amended Bylaws	Attached to our Form 10 filed October 3, 2023
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Todd R. Hackett, Chief Executive Officer and Chairman	Attached hereto
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael J. Bledsoe, President, Principal Financial Officer	Attached hereto
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Sean P. Iddings, Director	Attached hereto
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Todd R. Hackett, Chief Executive Officer and Chairman of the Board of Directors, Michael J. Bledsoe, President and Principal Financial Officer, and Sean P. Iddings, Director	Attached hereto
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

10-K Annual Report for the fiscal year ended March 31, 2025, filed with the SEC on June 30, 2025 (the “Annual Report”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!, INC.

Dated: August 14, 2025	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: August 14, 2025	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

Dated: August 14, 2025	By:	/s/ Sean P. Iddings
Sean P. Iddings
Director

