Form 10-Q
period 2025-09-30
PCS Edventures!, Inc.
filed 2025-11-14
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 14, 2025: 117,779,021 shares of Common Stock

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including issues related to “Cybersecurity” enumerated in “Part I, Item 1C. Cybersecurity,” which commence on page nine (9) of our 10-K Annual Report for the fiscal year ended March 31, 2025, filed with the SEC on June 30, 2025 (the “10-K Annual Report”), a copy of which is attached hereto by Hyperlink in Part II, Other Information, Item 6. Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II, Other Information, Item 6. Exhibits, hereof.

PCS EDVENTURES!, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

3

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

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Condensed Balance Sheets

	September 30, 2025
	Unaudited	March 31, 2025
CURRENT ASSETS
Cash	$3,247,793	$3,223,147
Accounts receivable, net of allowance for credit losses of $38,027	741,110	383,826
Accounts receivable, other receivables	81,736	55
Prepaid expenses	185,146	247,422
Inventory, net	1,832,092	2,064,534
Total Current Assets	6,087,877	5,918,984

NONCURRENT ASSETS
Lease Right-of-Use Asset	1,039,646	1,140,217
Deposits	29,747	29,747
Property and equipment, net	93,974	97,213
Deferred tax asset	2,143,315	2,276,861
Total Noncurrent Assets	3,306,682	3,544,038

TOTAL ASSETS	$9,394,559	$9,463,022

CURRENT LIABILITIES
Accounts payable	$98,643	$24,991
Payroll liabilities and accrued expenses	108,485	171,398
Deferred revenue	30,160	20,026
Lease Liability, current portion	216,574	110,024
Total Current Liabilities	453,862	326,439

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	886,483	1,081,614
Total Noncurrent Liabilities	886,483	1,081,614

TOTAL LIABILITIES	$1,340,345	$1,408,053

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, No shares issued and outstanding	-	-
Common stock, no par value, 125,000,000 authorized shares, 117,877,521 shares issued, 117,762,021 shares outstanding 122,189,763 shares issued and outstanding	-	-
Additional paid-in capital before Treasury shares	39,590,922	40,022,746
Treasury stock, 115,500 shares and 0 shares, respectively	(15,023)	-
Total additional paid-in capital	39,575,899	40,022,746
Accumulated deficit	(31,521,685)	(31,967,777)
TOTAL STOCKHOLDERS’ EQUITY	8,054,214	8,054,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,394,559	$9,463,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
REVENUE	$1,529,503	$2,267,338	$3,952,812	$5,427,262
COST OF SALES	641,650	912,651	1,528,421	2,111,087
GROSS PROFIT	887,853	1,354,687	2,424,391	3,316,175
OPERATING EXPENSES
Salaries and wages	524,247	485,734	1,134,539	1,004,031
General and administrative expenses	387,920	356,154	764,171	715,924
Total Operating Expenses	912,167	841,888	1,898,710	1,719,955
INCOME (LOSS) FROM OPERATIONS	(24,314)	512,799	525,681	1,596,220
OTHER INCOME
Net interest income	31,126	37,613	53,957	59,123
Total Other Income	31,126	37,613	53,957	59,123
INCOME BEFORE TAXES	$6,812	$550,412	$579,638	$1,655,343
Income tax provision	5,873	119,183	133,546	366,839
NET INCOME	$939	$431,229	$446,092	$1,288,504

Net income (loss) per common share:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01
Weighted Average Common Shares Outstanding
Basic	118,973,050	124,493,141	120,496,424	124,612,661
Diluted	118,973,050	124,493,141	120,496,424	124,612,661

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

				Treasury
				Stock
	# of			Additional	Additional
	Common	Common	Treasury	Paid-in	Paid-in	Accumulated	Stockholders’
	Shares O/S	Stock	Shares	Capital	Capital	Deficit	Equity

For the three months ended 9/30/2024
Balance at 6/30/2024	124,733,494	-	-	$-	$40,570,459	$(32,057,367)	$8,513,092
Net Income	-	-	-	-	-	431,229	431,229
Shares repurchased and cancelled	(602,084)	-	-	-	(143,813)	-	(143,813)
Balance at 9/30/2024	124,131,410	-	-	$-	$40,426,646	$(31,626,138)	$8,800,508

For the six months ended 9/30/2024
Balance at 3/31/2024	124,733,494	-	-	$-	$40,570,459	$(32,914,642)	$7,655,817
Net Income	-	-	-	-	-	1,288,504	1,288,504
Private shares purchased and cancelled	(602,084)	-	-	-	(143,813)	-	(143,813)
Balance at 9/30/2024	124,131,410	-	-	$-	$40,426,646	$(31,626,138)	$8,800,508

For the three months ended 9/30/2025
Balance at 6/30/2025	121,824,804	-	100,000	$(13,607)	$39,985,332	$(31,522,624)	$8,449,101
Net Income	-	-	-	-	-	939	939
Treasury shares purchased	(3,851,670)	-	3,851,670	(385,454)	-	-	(385,454)
Treasury shares cancelled	-	-	(3,836,170)	384,038	(384,038)	-	-
Private shares purchased and cancelled	(115,613)	-	-	-	(13,236)	-	(13,236)
Shares issued for Board comp	20,000	-	-	-	2,864	-	2,864
Balance at 9/30/2025	117,877,521	-	115,500	$(15,023)	$39,590,922	$(31,521,685)	$8,054,214

For the six months ended 9/30/2025
Balance at 3/31/2025	122,189,763	-	-	$-	$40,022,746	$(31,967,777)	$8,054,969
Net Income	-	-	-	-	-	446,092	446,092
Treasury shares purchased	(3,951,670)	-	3,951,670	(399,061)	-	-	(399,061)
Treasury shares cancelled	-	-	(3,836,170)	384,038	(384,038)	-	-
Private shares purchased and cancelled	(400,572)	-	-	-	(53,130)	-	(53,130)
Shares issued for Board comp	40,000	-	-	-	5,344	-	5,344
Balance at 9/30/2025	117,877,521	-	115,500	$(15,023)	$39,590,922	$(31,521,685)	$8,054,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$446,092	$1,288,504
Provision for income tax	133,546	366,839
Depreciation and amortization	15,281	9,801
Stock based compensation for Board member	5,344	-
Right of use asset amortization	100,571	57,441
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(438,965)	940,170
(Increase) decrease in prepaid expenses	62,276	133,040
(Increase) decrease in inventories	232,441	34,532
(Decrease) increase in accounts payable and accrued liabilities	10,740	4,781
(Increase) decrease in lease liability	(88,582)	(60,003)
(Decrease) increase in unearned revenue	10,134	92,787
(Increase) decrease in deposits	-	(15,660)
Net Cash Provided by Operating Activities	$488,878	$2,852,232

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(12,041)	(32,982)
Net Cash Used by Investing Activities	$(12,041)	$(32,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for private purchase of 400,572 shares of common stock	(53,130)	-
Cash paid for private purchase of 352,084 shares of common stock	-	(95,063)
Cash paid for private purchase of 250,000 shares of common stock	-	(48,750)
Cash paid for purchase of Treasury Shares in open market	(399,061)	-
Net Cash Used by Financing Activities	$(452,191)	$(143,813)

Net Increase in Cash	$24,646	$2,675,437
Cash at Beginning of Period	$3,223,147	$1,329,708
Cash at End of Period	$3,247,793	$4,005,145

Cash paid for taxes	$62,440	$53,290
Cash paid for interest	$3,476	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Notes to the Condensed Financial Statements (unaudited)

September 30, 2025 and 2024

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

PCS has developed and sells a variety of STEM education products into the TK-12 market which can be categorized as follows:

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

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the condensed financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three (3) and six (6) months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ended March 31, 2026, or any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 30, 2025 (the “Annual Report”).

We manage our Company as one (1) reportable operating segment, STEM Supplies and Curriculum. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s President.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the STEM Supplies and Curriculum segment and decides how to better allocate resources. The Company’s objective in making resource allocation decisions is to optimize the financial results over the longer term. The accounting policies of our STEM Supplies and Curriculum segment are the same as those described in the summary of significant accounting policies herein.

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

The Company had deferred revenue of $30,160 as of September 30, 2025, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ended March 31, 2026. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $20,026 of deferred revenue as of March 31, 2025.

Most of our contracts with customers contain transaction prices with fixed consideration; however, some contracts may contain variable consideration in the form of discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. This can result in recognition of revenue over time as we perform services or at a point in time when the deliverable is transferred to the customer, depending on an evaluation of the criteria for over time recognition in FASB ASC 606. For certain fixed fee per transaction contracts, such as delivering training courses or conducting workshops, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

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

	For the Three Months ended September 30,
	2025	2024
Net Income per common Share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding Basic	118,973,050	124,493,141

Weighted average number of common shares outstanding Fully Diluted	118,973,050	124,493,141

Net income for the three (3) months ended September 30, 2025, and 2024, was $939 and $431,229, respectively.

	For the Six Months ended September 30,
	2025	2024
Net Income per common Share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding Basic	120,496,424	124,612,661

Weighted average number of common shares outstanding Fully Diluted	120,496,424	124,612,661

Net income for the six (6) months ended September 30, 2025, and 2024, was $446,092 and $1,288,504, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of September 30, 2025, the Company had $3.2 million in cash; $1.8 million in inventory; $0.1 million in prepaid inventory; and $0.8 million in accounts receivable, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next twelve (12) months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next twelve (12) months, especially given the Company’s relatively large cash and inventory balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms for its customers, which generally range from net fifteen (15) to thirty (30) days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for credit losses of $38,027 as of September 30, 2025, and March 31, 2025.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	September 30, 2025	March 31, 2025
Prepaid insurance	$30,628	$11,960
Prepaid tradeshows	22,670	13,362
Prepaid inventory	100,000	178,660
Prepaid software	10,763	31,612
Prepaid other	21,085	11,828
Total Prepaid Expenses	$185,146	$247,422

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 125,000,000 authorized shares of common stock, no par value. At September 30, 2025, total common shares issued were 117,877,521, and total shares outstanding were 117,762,021. At March 31, 2025, the total common shares issued and outstanding were 122,189,763.

During the three (3) months ended September 30, 2025, the Company had no option expense.

During the three (3) months ended September 30, 2025, the Company issued 20,000 shares of Rule 144 “restricted” stock to Sean P. Iddings, an Independent Board Member, for his services in that capacity during the quarter.

During the three (3) months ended September 30, 2025, the Company completed two (2) private transactions to purchase and cancel shares of its common stock. These transactions were for 11,850 shares of common stock at $0.11 per share for total consideration of $1,303, and for 103,763 shares of common stock at $0.115 per share for total consideration of $11,933. These shares were subsequently cancelled. The sellers in these transactions solicited the Company for an offer.

Dring the three (3) months ended September 30, 2025, the Company completed the following transactions on the open market:

Date	Shares Purchased	Price/Share	Total Consideration
7/7/2025	1,000,000	$0.1200	$120,007
7/16/2025	200,000	$0.1100	$22,007
7/21/2025	19,000	$0.0945	$1,802
7/23/2025	23,000	$0.0990	$2,284
7/24/2025	24,000	$0.0940	$2,263
7/25/2025	26,000	$0.0900	$2,347
7/28/2025	26,000	$0.0890	$2,321
7/29/2025	2,418,170	$0.0899	$217,400
8/25/2025	65,500	$0.1299	$8,516
9/19/2025	50,000	$0.1300	$6,507

Total	3,851,670		$385,454

The Company also completed an open-market transaction on May 22, 2025, for 100,000 shares at $0.136 / share, for total consideration of $13,607. In early August of 2025, the Company requested the aggregate amount of stock that it had purchased to date in certificate form. This certificate was for 3,836,170 shares. The Company sent this certificate to its transfer agent to cancel these shares outstanding, which was completed in August of 2025.

During the six (6) months ended September 30, 2025, the Company had no option expense.

During the six (6) months ended September 30, 2025, the Company issued 40,000 shares of Rule 144 “restricted” stock to Sean Iddings, an Independent Board Member, for his services in that capacity during the period.

In addition to the two (2) private transactions totaling $13,236 disclosed above, the Company had one (1) additional transaction during the six (6) months ended September 30, 2025. In May, the Company repurchased an aggregate amount of 284,959 shares common stock from one individual who solicited the Company for an offer, at a price of $0.14 per share for total consideration of $39,894. These shares were then cancelled. Total consideration paid for share purchases in private transactions during the six (6) months ended September 30, 2025, was $53,130.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of September 30, 2025, and March 31, 2025, there were no preferred shares issued or outstanding.

NOTE 6 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30, 2025	March 31, 2025
Payroll liabilities	$121,046	$128,655
Sales tax payable	8,229	32,502
State income tax payable	(35,775)	(4,744)
Production printer accrued expenses	14,985	14,985
Total	$108,485	$171,398

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had no related party transactions during the fiscal year ended March 31, 2025, nor during the six (6) months ended September 30, 2025.

NOTE 8 - SUBSEQUENT EVENTS

On October 28, 2025, the Company purchased 3,000 shares on the open market for $0.1255/share, for total consideration of $383.

On October 3, 2025, the Company issued 20,000 shares of Rule 144 “restricted” common stock to Sean P. Iddings as compensation for his Director services for the quarter ended September 30, 2025.

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

On the other hand, out of school programs focus more broadly on the goals of engagement, career exploration and development of 21st century skills. This difference makes it easier to penetrate out-of-school programs, as more freedom exists for curriculum development. We focus our efforts on these out-of-school programs, which include summer school, summer camps, YMCA programs, Boys and Girls club programs, and various other programs offered outside of the classroom, at all times of the year, that are too numerous to list. Oftentimes, these programs are sponsored, administered, and/or supported by local school districts, and we employ considerable efforts to build relationships with these types of school districts to provide desired programing for their out-of-school programs. Most of the time, the out-of-school programs offered are funded with grants; however, some programs are run on a for-profit basis. The Company sells to all of these types of entities.

However, given the new administration’s stated goals of removing federal influence and administration from education, and returning those functions to the states, we are now considering which of our products would be adaptable to the educational standards of certain larger states. We intend to continue to weigh state-level priorities much more heavily in the development of future products as well. We view a transition from federal dominance to state dominance of the application of educational standards to curriculum as likely, albeit over a longer time frame, and we are adapting our product development to this change in our market.

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

The nature of our target market produces considerable seasonality for the Company’s revenue. The quarters ended June 30 and September 30 tend to be the peak of this seasonality (with the quarter ended March 31 being close to these quarters), while the quarter ended December 31 tends to be the low point of our seasonality. The Table below illustrates this seasonality.

	Quarterly Revenue
Quarter Ended	2022	2023	2024	2025

March 31	1,445,594	2,521,470	2,262,772	1,292,819
June 30	1,391,785	2,605,281	3,159,923	2,423,309
September 30	1,243,662	3,767,326	2,267,338	1,529,503
December 31	1,847,659	459,087	701,147

During the quarter ended December 31, the Company focuses on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the three (3) months ended September 30, 2025, our revenue was $1,529,503, which was $737,835 less than our revenue for the quarter ended September 30, 2024 of $2,267,338. The factors below account for this difference:

1.	The market environment for the quarter ended September 30, 2024 was significantly more robust than that for the quarter ended September 30, 2025. The Elementary and Secondary School Emergency Relief (“ESSER”) funds were expiring on September 30, 2024, incentivizing the spending of those funds prior to their expiration. Not only were those funds absent in the quarter ended September 30, 2025, but also the market was faced with the uncertainty of future funding which held back some purchasing decisions until further clarity was reached.
2.	For the quarter ended September 30, 2024, we had $445,113 in revenue from the Air Force JROTC program. For the quarter ended September 30, 2025, we had $8,144 in revenue from this customer. It is reasonable to assume that our sales experience with the Air Force JROTC program will decline as the contract ages, as they have a limited number of sites (approximately 870 sites), and we have already sold our Discover Drones program into the vast majority of these sites.
3.	For the quarter ended September 30, 2024, we had $613,330 in reseller sales, as compared to $223,492 in reseller sales for the quarter ended September 30, 2025.
4.	On the positive side, we recorded revenue of $424,790 from our Iowa Scale-Up customer for the quarter ended September 30, 2025. We did not win a contract from this customer in the prior year and, thus, had $0 in revenue from them for the quarter ended September 30, 2024, from this customer.

For the six (6) months ended September 30, 2025, our revenue was $3,952,812, which was $1,474,450 less than our revenue for the six (6) months ended September 30, 2024, of $5,427,262. The same factors that affected the difference in quarterly revenue described above also explain the revenue difference for the six (6) month periods ended September 30, 2025, and 2024. Reseller revenue was $1,095,651 for the six (6) months ended September 30, 2024, versus $571,934 for the six (6) months ended September 30, 2025. Revenue from the Air Force JROTC was negligible during the three-month periods ended June 30, 2025, and 2024. Thus, revenue from the Air Force JRTOC for the six (6) month periods ended September 30, 2025, and 2024, mirror that for the three (3) month periods ended September 30, 2025, and 2024.

The market environment was also more robust for the six (6) months ended September 30, 2024, versus conditions for the six (6) months ended September 30, 2025. The approaching deadline to spend ESSER funds stimulated sales activity for the six (6) months ended September 30, 2024. Funding uncertainty hindered sales activity for the six (6) months ended September 30, 2025.

The table below, which shows sales by customer size, illustrates the restrained market environment for the three (3) and six (6) month periods ended September 30, 2025.

Number of Customer Transactions by size

	>$1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Three months ended 9/30/2022	0	0	2	10	15	22
Three months ended 9/30/2023	1	1	11	13	17	34
Three months ended 9/30/2024	0	0	6	10	18	33
Three months ended 9/30/2025	0	0	2	10	16	29

Number of Customer Transactions by size

	>$1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Six months ended 9/30/2022	0	0	7	15	26	43
Six months ended 9/30/2023	1	1	16	23	33	72
Six months ended 9/30/2024	0	0	14	20	41	78
Six months ended 9/30/2025	0	0	6	22	37	71

We believe that we can resume the success we experienced in soliciting larger customers, but we can offer no assurances that success will be certain; nor can we offer any numerical framework in describing the success that may occur. Risk factors include anything that would negatively affect educational funding in the United States; finding and retaining employees that meet our high standards; and anything that would negatively affect our supply chain of critical components.

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

For the quarter ended September 30, 2025, our cost of sales was $641,650, or 42.0% of revenue. For the quarter ended September 30, 2024, our cost of sales was $912,651, or 40.3% of revenue. For any given quarter, and especially in low revenue quarters, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue. The difference in the cost of sales for the two (2) quarters was due to cost inflation arising primarily from tariff expenses being incorporated into the final costs of items in our inventory.

Reseller revenue was down from 27.1% of revenue in the quarter ended September 30, 2024, compared to 14.6% of revenue in the quarter ended September 30, 2025. Because reseller revenue has a higher cost of goods due to the reseller’s margin being deducted from revenue, a lower reseller percentage of revenue, like that experienced in the quarter ended September 30, 2025, would have the effect of reducing our cost of sales as a percentage of revenue. Thus, our reseller mix of sales for the quarter ended September 30, 2025, was a favorable factor in reducing our cost of sales. Because our cost of sales increased for the quarter ended September 30, 2025, versus that for the quarter ended September 30, 2024, the inflationary impact of tariffs had a greater negative impact on our cost of sales than the actual change in cost of sales.

For the six (6) months ended September 30, 2025, our cost of sales was $1,528,421, or 38.7% of revenue. For the six (6) months ended September 30, 2024, our cost of sales was $2,111,087, or 38.9% of revenue.

Factors affecting cost of sales include:

Helps sub 40% cost of sales	Impedes sub 40% cost of sales
Higher revenue	Higher inflation
Larger order size	Expedited shipping
Ability to take advantage of volume discounts	Quality issues with raw materials
Lower reseller mix	Higher reseller mix

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

Salary and wages were $524,247 for the quarter ended September 30, 2025. For the quarter ended September 30, 2024, salaries and wages were $485,734. For the six (6) months ended September 30, 2025, salary and wages were $1,134,539 versus $1,004,031 for the six (6) months ended September 30, 2024. Salaries and wages increased during the three (3) and six (6) month periods ended September 30, 2025, compared to the three (3) and six (6) month periods ended September 30, 2024, as increases in salaries and employee additions outweighed a lower bonus amount.

As of September 30, 2025, we had 26 full-time employees and one (1) part-time employee. As of September 30, 2024, we had 24 full-time employees.

General and administrative expenses include all operating expenses outside of salaries and wages. These include the following categories:

1.	Advertising and marketing expenses
2.	Trade show and travel expenses
3.	Product development expenses
4.	Finance charges
5.	Contract labor expenses
6.	Lease expenses
7.	Insurance premiums
8.	Workers’ compensation expenses
9.	Office supplies and repairs
10.	Professional expenses
11.	Software
12.	State sales tax expenses
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $387,920 for the quarter ended September 30, 2025. For the quarter ended September 30, 2024, general and administrative expenses were $356,154. For the six (6) months ended September 30, 2025, general and administrative expenses were $764,171, compared to $715,924 for the six (6) months ended September 30, 2024.

This increase in general and administrative expenses during the three (3) and six (6) month periods ended September 30, 2025, compared to the three (3) and six (6) month period ended September 30, 2024, was largely due to the increased costs of our new warehouse and office facilities for the periods ended September 30, 2025, compared to those costs for our prior facilities for the period ended September 30, 2024.

Other Income

Net interest income was the sole source of other income for the quarters ended September 30, 2025, and 2024. For the quarter ended September 30, 2025, other income was $31,126, while other income was $37,613 for the quarter ended September 30, 2024.

For the six (6) months ended September 30, 2025, and 2024, net interest income was the sole source of other income. For the six (6) months ended September 30, 2025, other income was $53,957, while other income was $59,123 for the quarter ended September 30, 2024.

The Company’s surplus cash is invested in a “Vanguard” money market fund that invests exclusively in repurchase agreements and short-term U.S. government securities. The ticker symbol of this fund is “VMFXX.” For comparisons for both periods, net interest income declined as our cash invested in our money market savings declined, and because the yield of the fund has declined in tandem with short-term interest rates.

Net Income Before Tax

For the three (3) months ended September 30, 2025, net income before tax was $6,812 versus $550,412 for the three (3) months ended September 30, 2024. For the six (6) months ended September 30, 2025, net income before tax was $579,638 versus $1,655,343 for the six (6) months ended September 30, 2024. Lower revenue and lower gross margin during the three (3) and six (6) month periods ended September 30, 2025, versus those for the period ended September 30, 2024, were responsible for the variance in net income before taxes.

Taxes

The Company has a significant tax-loss carry-forward asset, which arose due to past losses. At March 31, 2025, the Company had net operating losses of approximately $8.0 million that may be offset against future taxable income. At September 30, 2025, the Company had net operating losses of approximately $7.3 million that may be used to offset against future taxable income.

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

Liquidity and Capital Resources

Cash Flow from Operations

For the six (6) months ended September 30, 2025, cash provided by operations was $488,877, compared to cash provided by operations of $2,852,232 for the six (6) months ended September 30, 2024. Major factors in this difference are a lower net income and, with that, a lower tax provision; and the changes in accounts receivable for the two (2) periods.

As of September 30, 2025, total current assets were $6,087,877 and total current liabilities were $453,862, resulting in working capital of $5,634,015. As of March 31, 2025, total current assets were $5,918,984 and total current liabilities were $326,439, resulting in working capital of $5,592,545. The Company had a current ratio as of September 30, 2025, of 13.4, compared to a current ratio of 18.1 as of March 31, 2025.

As of September 30, 2025, we had $3,247,793 in cash and cash equivalents, compared to $3,223,147 in cash as of March 31, 2025.

Cash Flow from Investing Activities

For the six (6) months ended September 30, 2025, cash used by investing activities was $12,041, compared to cash used by investing activities of $32,982 for the six (6) months ended September 30, 2024.

We purchased a forklift for the warehouse for $26,829 during the six (6) months ended September 30, 2024, which accounts for the majority of the difference between the two (2) periods.

Cash Flow from Financing Activities

For the six (6) months ended September 30, 2025, cash used by financing activities was $452,190, compared to cash used by financing activities of $143,813 for the six (6) months ended September 30, 2024. For both periods, the Company was active in buying back its stock and cancelling it. Until May of 2025, our purchase activity was in the form of private transactions where the owner of the stock approached us soliciting an offer to buy. Starting in May of 2025, we also began buying our stock on the open market. During the six (6) months ended September 30, 2025, we purchased 3,951,370 shares of our common stock in the open market, with an aggregate cost basis of $399,061. All of these shares, except for 115,500 shares, were cancelled during the quarter.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet Arrangements during the three (3) month periods ended September 30, 2025, and 2024, nor did we have any such Arrangements during the six (6) month periods ended September 30, 2025, and 2024.

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

Management, with the participation of our Chief Executive Officer, and our President, who acts as our Principal Financial Officer, have evaluated the effectiveness, as of September 30, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, due to the Company engaging the professional CPA firm of B.A. Harris to assist the Company in preparing our preliminary condensed financial statements and schedules for our auditor’s review.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this Item. For additional information, please see our10-K Annual Report, filed with the SEC on June 30, 2025, which is incorporated herein by reference in Part II, Item 6. Exhibits, below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

Effective September 29, 2025, the Company decreased its authorized common stock from 150,000,000 shares to 125,000,000 shares. This decrease in our authorized shares of common stock was approved by our shareholders at our 2025 annual meeting held on September 26, 2025. For additional information, please see Section 5 – Corporate Governance and Management, Item 503, of our 8-K Current Report dated September 26, 2025, filed with the SEC on September 30, 2025, which is incorporated herein by reference in Part II, Other Information, Item 6. Exhibits, below.

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

8-K Current Report dated September 26, 2025, filed with the SEC on September 30, 2025.

10-K Annual Report for the fiscal year ended March 31, 2025, filed with the SEC on June 30, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!, INC.

Dated: November 14, 2025	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: November 14, 2025	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

