Form 10-Q
period 2025-12-31
PCS Edventures!, Inc.
filed 2026-02-13
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

February 13, 2026: 117,058,148 shares of Common Stock

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including issues related to “Cybersecurity” enumerated in “Part I, Item 1C. Cybersecurity,” of our 10-K Annual Report for the fiscal year ended March 31, 2025, filed with the SEC on June 30, 2025 (the “Annual Report”), which commence on page nine (9) thereof, a copy of which is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II, Other Information, Item 6, Exhibits, hereof.

PCS EDVENTURES!, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Condensed Balance Sheets

	December 31, 2025	March 31, 2025
	(Unaudited)
CURRENT ASSETS
Cash	$2,973,457	$3,223,147
Accounts receivable, net of allowance for credit losses of $38,027	222,828	383,826
Accounts receivable, other receivables	2,837	55
Prepaid expenses	432,091	247,422
Inventory, net	2,062,610	2,064,534
Total Current Assets	5,693,823	5,918,984

NONCURRENT ASSETS
Lease right-of-use asset	987,509	1,140,217
Deposits	29,747	29,747
Property and equipment, net	88,805	97,213
Deferred tax asset	2,220,628	2,276,861
Total Noncurrent Assets	3,326,689	3,544,038

TOTAL ASSETS	$9,020,512	$9,463,022

CURRENT LIABILITIES
Accounts payable	$115,103	$24,991
Payroll liabilities and accrued expenses	58,088	171,398
Deferred revenue	4,138	20,026
Lease liability, current portion	222,053	110,024
Total Current Liabilities	399,382	326,439

NONCURRENT LIABILITIES
Lease liability, net of current portion	820,183	1,081,614
Total Noncurrent Liabilities	820,183	1,081,614

TOTAL LIABILITIES	$1,219,565	$1,408,053

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 125,000,000 authorized shares, 117,498,251 issued and 117,183,924 outstanding 122,189,763 issued and outstanding, respectively	-	-
Additional paid-in capital before Treasury shares	39,571,321	40,022,746
Treasury stock, 314,327 shares and 0 shares, respectively	(38,198)	-
Accumulated deficit	(31,732,176)	(31,967,777)
TOTAL STOCKHOLDERS’ EQUITY	7,800,947	8,054,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,020,512	$9,463,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
REVENUE	$754,889	$701,147	$4,707,702	$6,128,409
COST OF SALES	270,138	348,660	1,798,560	2,459,747
GROSS PROFIT	484,751	352,487	2,909,142	3,668,662
OPERATING EXPENSES
Salaries and wages	539,034	436,150	1,673,573	1,440,181
General and administrative expenses	262,358	375,081	1,026,529	1,091,005
Total Operating Expenses	801,392	811,231	2,700,102	2,531,186
INCOME (LOSS) FROM OPERATIONS	(316,641)	(458,744)	209,040	1,137,476
OTHER INCOME
Net interest income	28,837	24,920	82,794	84,043
Total Other Income	28,837	24,920	82,794	84,043
NET INCOME (LOSS) BEFORE TAXES	(287,804)	(433,824)	291,834	1,221,519
Income tax provision	77,313	210,935	(56,233)	(155,904)
NET INCOME (LOSS)	$(210,491)	$(222,889)	$235,601	$1,065,615

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$0.00	$0.01
Diluted	$(0.00)	$(0.00)	$0.00	$0.01
Weighted Average Common Shares Outstanding
Basic	117,798,993	123,596,176	119,541,482	124,275,328
Diluted	117,798,993	123,596,176	119,541,482	124,275,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

				Treasury
				Stock
	# of			Additional	Additional
	Common	Common	Treasury	Paid-in	Paid-in	Accumulated	Stockholders’
	Shares O/S	Stock	Shares	Capital	Capital	Deficit	Equity

For the three months ended 12/31/2024
Balance at 9/30/2024	124,131,410	-	-	$-	$40,426,646	$(31,626,138)	$8,800,508
Net Income	-	-			-	(222,889)	(222,889)
Shares repurchased and cancelled	(1,172,417)	-			(246,208)	-	(246,208)
Balance at 12/31/2024	122,958,993	-	-	$-	$40,180,438	$(31,849,027)	$8,331,411

For the nine months ended 12/31/2024
Balance at 3/31/2024	124,733,494	-	-	$-	$40,570,459	$(32,914,642)	$7,655,817
Net Income	-	-	-	-	-	1,065,615	1,065,615
Shares repurchased and cancelled	(1,774,501)	-	-	-	(390,021)	-	(390,021)
Balance at 12/31/2024	122,958,993	-	-	$-	$40,180,438)	$(31,849,027)	$8,331,411

For the three months ended 12/31/2025
Balance at 9/30/2025	117,877,521	-	115,500	$(15,023)	$39,590,922	$(31,521,685)	$8,054,214
Net Income	-	-			-	(210,491)	(210,491)
Treasury shares purchased	(198,827)	-	198,827	(23,175)	-	-	(23,175)
Private shares purchased and cancelled	(200,443)	-	-	-	(22,465)	-	(22,465)
Shares issued for Board comp	20,000	-	-	-	2,864	-	2,864
Balance at 12/31/2025	117,498,251	-	314,327	$(38,198)	$39,571,321	$(31,732,176)	$7,800,947

For the nine months ended 12/31/2025
Balance at 3/31/2025	122,189,763	-	-	$-	$40,022,746	$(31,967,777)	$8,054,969
Net Income	-	-	-	-	-	235,601	235,601
Treasury shares purchased	(4,150,497)	-	4,150,497	(422,236)	-	-	(422,236)
Treasury shares cancelled	-	-	(3,836,170)	384,038	(384,038)	-	-
Private shares purchased and cancelled	(601,015)	-	-	-	(75,595)	-	(75,595)
Shares issued for Board comp	60,000	-	-	-	8,208	-	8,208
Balance at 12/31/2025	117,498,251	-	314,327	$(38,198)	$39,571,321	$(31,732,176)	$7,800,947

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$235,601	$1,065,615
Provision for income tax	56,233	155,904
Depreciation and amortization	23,142	19,001
Stock based compensation for board member	8,208	-
Amortization of right of use asset	152,708	108,898
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	158,217	1,512,101
(Increase) decrease in prepaid expenses	(184,669)	110,480
(Increase) decrease in inventories	1,924	(11,486)
(Decrease) increase in accounts payable and accrued liabilities	(23,198)	(143,407)
Increase (decrease) in lease liability	(149,403)	(74,038)
Increase (decrease) in unearned revenue	(15,888)	7,467
(Increase) decrease in deposits	-	(23,446)
Net Cash Provided by Operating Activities	262,875	2,727,089

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(14,734)	(76,725)
Net Cash Used by Investing Activities	(14,734)	(76,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for private purchase of 601,015 shares of common stock	(75,595)	-
Cash paid for purchase of Treasury shares in open market	(422,236)	-
Common stock repurchased and cancelled	-	(390,021)
Net Cash Used by Financing Activities	(497,831)	(390,021)

Net Increase (Decrease) in Cash	(249,690)	2,260,343
Cash at Beginning of Period	3,223,147	1,329,708
Cash at End of Period	$2,973,457	$3,590,051

Cash Paid for Interest	$-	$-
Cash Paid for taxes	$42,307	$131,432

Right of use assets obtained in exchange for new operating lease liabilities	$-	$1,023,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Notes to the Condensed Financial Statements

December 31, 2025 and 2024

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

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately 30 different enrichment programs and typically develops at least two (2) new programs each year. Some of the more popular programs include Podcasting; Drone Designers; Ready, Set, Drong!; Rockin’ Robots; Build a Better World; Summer Camp Classics; Influencer Camp; World of Wonders; and Claymation.

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

These series of activity books are designed for the TK-3 market and ideal for a distance-learning environment. The series includes 12 different issues. Instructor guides and/or family engagement guides are included. The Company also provides the necessary bricks for the builds in the activity books as a separate, but related product.

6.	Professional Development Training

The Company offers professional development trainings, for a fee, to educators who are implementing the Company’s products in their classroom.

The Company intends to continue developing STEM education products that address demand from large markets.

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the condensed financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three (3) and nine (9) months ended December 31, 2025, are not necessarily indicative of the results that may be expected for the year ending March 31, 2026, or any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June, 30, 2025 (the “Annual Report”).

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

Use of Estimates

The preparation of these condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include reserves related to accounts receivable and inventory, and the valuation allowance related to deferred tax assets.

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

The Company had deferred revenue of $4,138 as of December 31, 2025, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ending March 31, 2026. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $20,026 of deferred revenue as of March 31, 2025.

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

Common stock outstanding reflected in the Company’s balance sheets includes restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of December 31, 2025, and March 31, 2025, the Company had no options or restricted stock awards outstanding. The following schedules present the calculation of basic and diluted net income per share:

	For the Three Months ended December 31,
	2025	2024
Net Loss per common Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding Basic	117,798,993	123,596,176

Weighted average number of common shares outstanding Fully Diluted	117,798,993	123,596,176

Net loss for the three (3) months ended December 31, 2025, and 2024, was ($210,491) and ($222,889), respectively.

	For the Nine Months ended December 31,
	2025	2024
Net Income per common Share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding Basic	119,541,482	124,275,328

Weighted average number of common shares outstanding Fully Diluted	119,541,482	124,275,328

Net Income for the nine (9) months ended December 31, 2025, and 2024, was $235,601 and $1,065,615, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of December 31, 2025, the Company had $3.0 million in cash, $2.1 million in inventory, and $0.3 million in prepaid inventory, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next 12 months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next 12 months, especially given the Company’s large inventory and prepaid inventory balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net 30 to 45 days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for credit losses of $38,027 as of December 31, 2025, and March 31, 2025.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	December 31, 2025	March 31, 2025
Prepaid insurance	$22,275	$11,960
Prepaid tradeshows	17,350	13,362
Prepaid inventory	298,820	178,660
Prepaid software	50,453	31,612
Prepaid other	43,193	11,828
Total Prepaid Expenses	$432,091	$247,422

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 125,000,000 authorized shares of common stock, no par value. As of December 31, 2025, the total common shares issued were 117,498,251 and total shares outstanding were 117,183,924. As of March 31, 2025, the total common shares issued and outstanding was 122,189,763.

During the three (3) months ended December 31, 2025, the Company had no option expense.

During the three (3) months ended December 31, 2025, the Company issued 20,000 shares of Rule 144 “restricted” stock to Sean P. Iddings, an Independent Board Member, for his services in that capacity during the quarter.

During the three (3) months ended December 31, 2025, the Company completed four (4) private transactions to purchase and cancel shares of its common stock, amounting to an aggregate total of 200,443 shares. These transactions were for 5,000 shares of common stock at $0.12 per share for total consideration of $600; 24,367 shares of common stock at $0.125 per share for total consideration of $3,046; 169,476 shares of common stock at $0.11 per share for total consideration of $18,643; and 1,600 shares of common stock at $0.11 per share for total consideration of $176. The sellers of these shares solicited the Company for an offer.

During the three (3) months ended December 31, 2025, the Company completed the following transactions on the open market:

Date	Shares Purchased	Price/Share	Total Consideration
10/28/2025	3,000	$0.1255	$383
12/1/2025	130,477	$0.1120	$14,620
12/12/2025	5,500	$0.1216	$676
12/19/2025	30,000	$0.1200	$3,607
12/23/2025	11,000	$0.1295	$1,431
12/29/2025	18,850	$0.1300	$2,458
Total	198,827		$23,175

During the nine (9) months ended December 31, 2025, the Company had no option expense.

During the nine (9) months ended December 31, 2025, the Company issued 60,000 shares of Rule 144 “restricted” stock to Sean P. Iddings, an Independent Board Member, for his services in that capacity during the period.

During the nine (9) months ended December 31, 2025, the Company completed six (6) private transactions for an aggregate amount of 601,015 shares common stock, at a weighted average price of $0.1258 per share for total consideration of $75,595. These shares were then immediately cancelled. The sellers of these shares solicited the Company for an offer to purchase their shares.

During the nine (9) months ended December 31, 2025, the Company executed 17 purchases of its common stock on the open market for an aggregate amount of 4,150,497 shares, at a weighted average price of $0.1017 per share for total consideration of $422,236. Of those 4,150,497 shares that were purchased during the nine (9) months ended December 31, 2025, 3,836,170 shares were cancelled, and 314,327 were held as Treasury shares as of December 31, 2025.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of December 31, 2025, and March 31, 2025, there were no preferred shares issued or outstanding.

NOTE 6 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	December 31, 2025	March 31, 2025
Payroll liabilities	$88,994	$128,655
Sales tax payable	15,822	32,502
State income tax payable	(61,713)	(4,744)
Accrued expenses	14,985	14,985
Total	$58,088	$171,398

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had no related party transactions during the fiscal year ended March 31, 2025, nor during the nine (9) months ended December 31, 2025.

NOTE 8 – PROVISION FOR INCOME TAXES

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025, or March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2025, and March 31, 2025:

	December 31, 2025	March 31, 2025
Deferred tax assets
Right of use liabilities	291,826	333,659
Goodwill amortization	9,761	11,201
Charitable Contribution carryover	-	700
NOL carryover	2,197,113	2,253,412
Total deferred tax assets	2,498,700	2,598,972

Deferred tax liabilities
Right of use assets	(276,503)	(319,261)
Depreciation	(1,570)	(2,850)
Total deferred tax liabilities	(278,073)	(322,111)

Net deferred tax assets	2,220,627	2,276,861

Less valuation allowance	-	-
Net deferred tax assets	2,220,627	2,276,861

The reconciliations of the Company’s net income taxes for the nine (9) months ended December 31, 2025, and fiscal year 2025 ended on March 31, 2025, are as follows:

	December 31, 2025	March 31, 2025
U.S. Federal income tax at statutory rate	$(52,972)	$243,564
State taxes, net of Federal benefit	(3,261)	20,834
Change in valuation allowance	-	-
(Income Tax Benefit) Provision	$(56,233)	$264,398

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

The summary of Federal Operating Loss Carryforwards for the nine (9) months ended of December 31, 2025, is as follows:

Unused operating loss carryforward March 31, 2025	$7,911,114
Operating loss carryforwards realized	$255,761
Unused operating loss carryforward December 31, 2025	$7,655,353

NOTE 9 - SUBSEQUENT EVENTS

On January 9, 2026, we purchased 20,000 shares of our common stock in the open market at $0.132 per share. The total amount of the transaction was $2,647, which included a $7.00 commission.

On January 23, 2026, we purchased 426,788 shares of our common stock from the estate of a former investor. The Personal Representative of the estate solicited us for an offer to purchase these shares. The price paid per share was $0.115, for an aggregate purchase price of $49,081. These shares were subsequently cancelled.

On January 30, 2026, we purchased 13,315 shares of our common stock in a private transaction with an individual who solicited us for an offer to purchase these shares. The price paid per share was $0.135, for an aggregate purchase price of $1,797.53. These shares were subsequently cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995:

Except for historical facts, all matters discussed in this Quarterly Report, which are forward-looking, involve a high degree of risk and uncertainty. Certain statements in this Quarterly Report set forth management’s intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated in such statements, due to a variety of factors, risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other companies within the Educational Industries, economic conditions in the Company’s primary markets, exchange rate fluctuation, reduced product demand, increased competition, inability to produce required capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in our SEC filings. We assume no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

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

On the other hand, out of school programs are not subject to any state governmental standard alignments, although these programs often require that educational programs align with various sets of state or national educational standards. This difference makes it easier to penetrate out-of-school programs, as more freedoms exist for curriculum development. We focus our efforts on these out-of-school programs, which include summer school, summer camps, YMCA programs, Boys and Girls club programs and various other programs offered outside of the classroom, at all times of the year, that are too numerous to list. Oftentimes, these programs are sponsored, administered and/or supported by local school districts, and we employ considerable efforts to build relationships with these types of school districts to provide desired programming for their out-of-school programs. The majority of the time, the out-of-school programs offered are funded with grants; however, some programs are run on a for- profit basis. The Company sells to all of these types of entities.

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

	Quarterly Revenue $
Quarter Ended	2022	2023	2024	2025

March 31	1,445,594	2,521,470	2,262,772	1,292,819
June 30	1,391,785	2,605,281	3,159,923	2,423,309
September 30	1,243,662	3,767,326	2,267,338	1,529,503
December 31	1,847,659	459,087	701,147	754,889

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

During the quarter ended December 31, the Company focuses on product development, restocking inventory and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the quarter ended December 31, 2025, our revenue was $754,889, which was $53,742 greater than our revenue for the quarter ended December 31, 2024, of $701,147. Business conditions during the quarter ended December 31, 2025, were much better than those during the quarter ended December 31, 2024. The revenue differential of $53,742 includes deferred revenue from the prior quarter for both periods.

Deferred revenue for the quarter ended September 30, 2025, of $30,160, was recognized in the quarter ended December 31, 2025. Deferred revenue for the quarter ended September 30, 2024, of $107,336, was recognized in the quarter ended December 31, 2024. Thus, the revenue differential between the quarter ended December 31, 2025, versus the quarter ended December 31, 2024, was much larger when considering sales activities that occurred during the quarter that produced the revenue for the quarter, indicating the much-improved business conditions for the quarter ended December 31, 2025, over those during the quarter ended December 31, 2024.

For the nine (9) months ended December 31, 2025, our revenue was $4,707,702, which was $1,420,707 less than our revenue for the nine (9) months ended December 31, 2024, of $6,128,409. Business conditions were impaired during the first three (3) calendar quarters of 2025 compared to the same period in 2024 and did not improve until the fourth calendar quarter on a year-over-year basis, which is our seasonally slowest quarter of the year.

Thus, the business environment for the nine (9) months ended December 31, 2025, can be characterized as impaired when compared to that of the nine (9) months ended December 31, 2024. Our reseller revenue for the nine (9) months ended December 31, 2025, was $845,637, versus $1,430,491 for the nine (9) months ended December 31, 2024, which provides another indication of the challenges faced during the nine (9) months ended December 31, 2025, compared to the nine (9) months ended December 31, 2024.

These challenges started with the expiration of the Elementary and Secondary School Emergency Relief funds on September 30, 2024, which were part of the extra funding available to schools after the Covid pandemic. This expiration was followed by a change in presidential administrations, which significantly changed the landscape of school funding. This change created hesitation in the minds of decision makers to commit to spending as they struggled to understand the nature of the changes. They wanted to wait for clarity before committing to purchasing activities.

The table below, which shows customer transactions by size for the periods indicated, illustrates the impairment our market faced for the nine (9) months ended December 31, 2025.

	Number of Customer Transactions by size
	> $1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Nine (9) months ended December 31, 2025	0	0	8	25	42	80
Nine (9) months ended December 31, 2024	0	1	14	21	44	90
Nine (9) months ended December 31, 2023	1	2	16	23	34	80
Nine (9) months ended December 31, 2022	1	1	8	18	30	49
Nine (9) months ended December 31, 2021	0	0	5	10	15	38

Despite our setback in 2025, we will continue to solicit larger customers; however, we cannot guarantee success, nor can we provide a numerical framework to describe the potential success. Risk factors include any developments that negatively impact education funding in the United States, challenges finding and retaining employees who meet our high standards and disruptions to our supply chain of critical components.

Cost of Sales

We strive to have a cost of sales that is less than 40% of revenue. We price our products once per year, at the beginning of the calendar year, and maintain that pricing level throughout the year. During inflationary environments, when the price level of the Company’s raw materials is increasing, the Company must absorb that negative impact to gross margins until it can reprice its products at the beginning of the next calendar year. This repricing analysis considers the current pricing level of materials, as well as the likely increase in those levels in the year ahead. We attempt to incorporate shipping costs into the cost of raw materials, but oftentimes during the course of the year, we are compelled to ship in a more expedient manner, which is more expensive than our baseline assumptions. More recently, tariff management has become a significant factor in pricing considerations.

For the quarter ended December 31, 2025, our cost of sales was $270,138, or 35.8% of revenue. For the quarter ended December 31, 2024, our cost of sales was $348,660, or 49.7% of revenue. For any given quarter, and especially in low revenue quarters, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue. For the nine (9) months ended December 31, 2025, our cost of sales was $1,798,560, or 38.2% of revenue, as compared to $2,459,747, or 40.1% of revenue for the nine (9) months ended December 31, 2024. Factors affecting cost of sales include:

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

Salary and wages were $539,034 for the quarter ended December 31, 2025. For the quarter ended December 31, 2024, salaries and wages were $436,150. We had 27 employees as of December 31, 2025, versus 24 employees as of December 31, 2024.

Salary and wages were $1,673,573 for the nine (9) months ended December 31, 2025. For the nine (9) months ended December 31, 2024, salaries and wages were $1,440,181. As with the case above, we had more employees during the nine (9) months ended December 31, 2025, than the nine (9) months ended December 31, 2024. We also want to retain our employees, which necessitates annual raises to compensate for inflation and reflect an employee’s increased value to the Company.

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
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $262,358 for the quarter ended December 31, 2025. For the quarter ended December 31, 2024, general and administrative expenses were $375,081. The decrease in general and administrative expenses for the quarter ended December 31, 2025, versus the quarter ended December 31, 2024, was largely due to the Company’s new facilities leases, which began in the quarter ended December 31, 2024, and required upgrading expenses. These upgrading expenses were absent in the quarter ended December 31, 2025. Warehouse and Office lease and maintenance expenses were $64,149 for the quarter ended December 31, 2025, compared to $141,847 for the quarter ended December 31, 2024. The expenses included the costs of upgrading the new facilities, especially the warehouse.

General and administrative expenses were $1,026,529 for the nine (9) months ended December 31, 2025. For the nine (9) months ended December 31, 2024, general and administrative expenses were $1,091,005. An increase of warehouse and office lease expenses is largely responsible for the increase in general and administrative expenses for the nine (9) months ended December 31, 2025, over the nine (9) months ended December 31, 2024. The lease rates for our new facilities are higher than for our old facilities.

We moved into our new facilities during the quarter ended December 31, 2024, and thus, incurred lower lease rates for the nine (9) months ended December 31, 2024, than we did for the nine (9) months ended December 31, 2025.

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

For the quarter ended December 31, 2025, other income and expenses were $28,837, with net interest income accounting for the entire amount. For the quarter ended December 31, 2024, other income and expenses were $24,920, with net interest income accounting for the entire amount.

For the nine (9) months ended December 31, 2025, other income and expenses were $82,794, with net interest income accounting for the entire amount. For the nine (9) months ended December 31, 2024, other income and expenses were $84,043, with net interest income accounting for the entire amount.

Net Income (Loss) Before Tax

For the quarter ended December 31, 2025, net income (loss) before tax was ($287,804) versus ($433,824) for the quarter ended December 31, 2024. Higher revenue and lower costs characterized the net income (loss) before tax for the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024.

For the nine (9) months ended December 31, 2025, net income before tax was $291,834 versus $1,221,519 for the nine (9) months ended December 31, 2024. The nine (9) months ended December 31, 2025, can be characterized as having less revenue and higher costs when compared to the nine (9) months ended December 31, 2024.

Taxes

The Company has significant net operating losses which arose due to past losses. At March 31, 2025, the Company had net operating losses of approximately $7.9 million that may be used to offset against future taxable income.

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

For the three (3) months ended December 31, 2025, the provision for income tax was $77,313 compared to $210,935 for the three (3) months ended December 31, 2024. A positive income tax provision indicates a net loss before income tax for the period.

For the nine (9) months ended December 31, 2025, the provision for income tax was ($56,233) compared to ($155,904) for the nine (9) months ended December 31, 2024. A negative income tax provision indicates a positive net income before tax for the period.

Liquidity and Capital Resources

Cash Flow from Operations

For the nine (9) months ended December 31, 2025, cash provided by operations was $262,875 compared to cash provided by operations of $2,727,089 for the nine (9) months ended December 31, 2024. Cash provided by operations decreased significantly for the nine (9) months ended December 31, 2025, as compared to the nine (9) months ended December 31, 2024, largely due to 1) the difference between the change in accounts receivable and 2) the difference in the net income between the two (2) periods.

For the nine (9) months ended December 31, 2025, accounts receivable decreased by $158,217 compared to a decrease of $1,512,101 for the nine (9) months ended December 31, 2024.

For the nine (9) months ended December 31, 2025, net income was $235,601 compared to net income of $1,065,615 for the nine (9) months ended December 31, 2024.

As of December 31, 2025, total current assets were $5,693,823 and total current liabilities were $399,382, resulting in working capital of $5,294,441. As of March 31, 2025, total current assets were $5,918,984 and total current liabilities were $326,439, resulting in working capital of $5,592,545. The Company had a current ratio as of December 31, 2025, of 14.3 compared to a current ratio of 18.1 as of March 31, 2025.

As of December 31, 2025, we had $2,973,457 in cash and cash equivalents compared to $3,223,147 in cash and cash equivalents as of March 31, 2025.

Cash Flow from Investing Activities

For the nine (9) months ended December 31, 2025, cash used by investing activities was $14,734 compared to cash used by investing activities of $76,725 for the nine (9) months ended December 31, 2024. During the nine (9) months ended December 31, 2024, we purchased warehouse equipment related to our recent relocation of the warehouse, expenses we did not incur during the nine (9) months ended December 31, 2025, which accounts for the decrease in cash used by investing activities.

Cash Flow from Financing Activities

For the nine (9) months ended December 31, 2025, cash used by financing activities was $497,831 compared to cash used by financing activities of $390,021 for the nine (9) months ended December 31, 2024. In both periods, cash used by financing activities was due to the Company’s purchase of its common stock. For the nine (9) months ended December 31, 2025, the Company purchased 4,751,512 shares of its common stock, and for the nine (9) months ended December 31, 2024, the Company purchased 1,174,501 shares of its common stock. All common stock purchased was cancelled except for the 314,327 Treasury shares the Company held as of December 31, 2025.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three (3) and nine (9) month periods ended December 31, 2025, and 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and our President, who acts as our Principal Financial Officer, have evaluated the effectiveness, as of December 31, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, due to the Company engaging the professional CPA firm of B.A. Harris to assist the Company in preparing our preliminary condensed financial statements and schedules for our auditor’s review.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three (3) months ended December 31, 2025, the Company issued 20,000 shares of Rule 144 “restricted” stock to Sean P. Iddings, an Independent Board Member, for his services in that capacity during the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits.

(a) Index of Exhibits

Exhibit No.	Identification of Exhibit	Location if other than attached hereto
3.1	Second Amended and Restated Articles of Incorporation dated October 2, 2006	Attached to our Form 10 filed October 3, 2023
3.2	Articles of Amendment dated April 12, 2012	Attached to our Form 10 filed October 3, 2023
3.3	Articles of Amendment dated September 25, 2014	Attached to our Form 10 filed October 3, 2023
3.4	Articles of Amendment dated September 25, 2015	Attached to our Form 10 filed October 3, 2023
3.5	Articles of Amendment dated September 23, 2016	Attached to our Form 10 filed October 3, 2023
3.6	Articles of Amendment dated September 29, 2025	Attached hereto
3.7	Third Amended Bylaws	Attached to our Form 10 filed October 3, 2023
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Todd R. Hackett, Chief Executive Officer and Chairman	Attached hereto
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael J. Bledsoe, President, Principal Financial Officer	Attached hereto
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Todd R. Hackett, Chief Executive Officer and Chairman of the Board of Directors, and Mike J. Bledsoe, President and Principal Financial Officer	Attached hereto
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

Documents Incorporated by Reference:

8-K Current Report dated September 26, 2025, regarding our 2025 Annual Meeting, filed with the SEC on September 30, 2025.

10-K Annual Report for the fiscal year ended March 31, 2025, filed with the SEC on June 30, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!, INC.

Dated: February 13, 2026	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: February 13, 2026	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

