Form 10-K
period 2026-03-31
PCS Edventures!, Inc.
filed 2026-06-26
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

On September 30, 2025, the last business day of the Registrant’s completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $8,216,915 based upon 4,777,276 shares of common stock of the Registrant being then owned by such persons, and based upon the closing price of the Registrant’s common stock on the OTC Markets Group, LLC (the “OTC Markets”) “QB Tier” under the trading symbol “PCSV” of $1.72 per share.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 26, 2026, the Registrant had 9,677,071 shares of common stock outstanding.

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

On March 27, 2017, the Company filed a Form 15-12g with the United States Securities and Exchange Commission (the “Commission”) whereby, under Rule 12g-4(a)(1) and Rule 12h-3 (b)(1)(i), it terminated its duty to file reports with the Commission.

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

On January 22, 2025, the Board of Directors appointed Sean P. Iddings to the Board of Directors, bringing the Board members to three (3) Directors.

On April 10, 2025, the Board of Directors announced that it had authorized a share repurchase program allowing the Company to repurchase up to 10 million shares (pre-reverse split) of its common stock over the next three (3) years. The post-reverse split amount of the share repurchase program is 833,334 shares of common stock.

On September 15, 2025, the Company announced the appointment of Suzanne DeZego as its Chief Operating Officer.

On March 23, 2026, the Company filed a Definitive 14C Information Statement with the SEC (the “Definitive 14C”), announcing a Special Meeting of Shareholders to be held on April 20, 2026, to vote on a one (1) for 12 reverse stock split and reducing our 125,000,000 authorized shares of common stock to 12 million shares. The Board of Directors held a majority of our outstanding shares and indicated their intent to vote in favor of the proposals in the Definitive 14C. The reverse split became effective May 4, 2026, before the filing of this fiscal year 2026 10-K Annual Report (the “Annual Report”). Consequently, all share metrics contained in this Annual Report will use the post-reverse split share numbers, unless otherwise notated.

The share repurchase program announced on April 10, 2025, allows up to 833,334 shares to be repurchased. As of March 31, 2026, the Company has repurchased 481,561 shares under this program.

Overview

The Company specializes in creating experiential, hands-on, transitional kindergarten through 12th grade (TK-12) STEM (Science, Technology, Engineering, and Math) education products and curriculum. “STEM” is often abbreviated as STEAM – Science, Technology, Engineering, Arts, and Math – to include the arts. We use the terms STEM and STEAM interchangeably throughout this Annual Report and make no significant distinction between the two (2) terms. Through our acquisition of Thrust-UAV, we have developed educational drones and drone curriculum. Our customers include schools and school districts from the collegiate to transitional kindergarten level, and providers of out-of-school programming, which include after-school programs, military education programs, home-schooling programs, summer programs, and corporate outreach programs. We sell predominately in the United States and sell into nearly every state in the nation. We have a few international customers, but revenue from customers outside of the United States is not material, and we do not focus our sales efforts on international markets at this time.

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

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately 36 different enrichment programs and typically develops at least two (2) new programs each year. Some of the more popular programs include Drone Designers; Ready, Set, Drone!; Rockin Robots; Influencer Camp; Cubelets Bot Builder; Oceanic Exploration; Cosmic Coders; and World of Wonders.

2.	Discover Series Products

These products are designed for the makerspace environment and include engaging STEM activities that motivate students to pursue educational pathways toward STEM careers. The Discover Series includes Discover Engineering; Discover Robotics & Physics; Discover Robotics & Programming; Discover STEM; and Discover Digital Video.

3.	BrickLAB Products

These products are designed for the grade school market and use the Company’s proprietary bricks (which are Lego compatible) and curriculum to engage students to explore, imagine, and create within a STEM education framework. The Company offers a variety of grade-specific BrickLAB products.

4.	Discover Drones, Drone Pathways, Add-on Drone Packages, and Ala Carte Drone Items

These products are designed around using drones as a platform for STEM education and career exploration. These titles include the Discover Drones series of Products; Discover Drones Indoor Coding Bundle; Indoor Racing Add-On; Outdoor Practice Add-on; and all the spare parts and ala carte drone items offered in the Company’s comprehensive drone packages.

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

Distribution Methods of Products

The Company sells its products directly to customers and through resellers. The Company kits all of its products at its Meridian, Idaho, facility and ships the products directly to customers. Resellers do not typically inventory the Company’s products, and the Company “drop ships” its products directly to the resellers’ customers. Trainings and Professional Development sessions are conducted either at the Company’s facilities or at the customer’s location, depending on the desires of the customer. Customers can buy from the Company’s website, from a reseller’s website, or by presenting the Company with a valid purchase order.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

Raw material procurement became more challenging in the immediate aftermath of the Covid-19 pandemic. Backlogs created availability problems for a few items, while shipping congestion significantly delayed shipment of many items from time to time, and prices of nearly all items increased materially.

Supply chains recovered as the Covid-19 pandemic receded, but tariff activity by the U.S. again complicated supply chain management. Consequently, we experienced moderate inflation in the materials we use in our final products.

The recent closure of the Strait of Hormuz has again elevated inflationary expectations. While we have experienced only modest raw materials cost increases, we expect that this could accelerate the longer the Strait remains closed.

With few exceptions, we can generally source materials from multiple vendors, although the pricing from different vendors varies considerably. Thus, supply problems that we experience generally do not impair our business from functioning. However, supply problems that cause us to procure from higher-priced sources negatively affect our gross margins as we cannot adjust our prices as quickly as the prices of our raw materials increase.

In response to these challenging environments, we have raised prices on selected items every year to reset our margins back to desirable levels after price increases of inputs. Additionally, we buy in bulk to achieve better pricing, and we have increased general inventory levels. While we purchase from numerous vendors, below are our most used vendors by dollar volume:

Mida’s Global
Robolink
Amazon
FPVelite Electronics
Fischertechnik
Ernest Packaging Solutions
Modular Robotics
iCreate to Educate
Menards

Dependence on One or a Few Major Customers

During Fiscal Year 2026, we had four (4) major customers who each accounted for at least 5% of sales and who, when aggregated, accounted for 22.8% of sales. The details of sales from our major customers are below:

				Relationship
Customer Designation	FY 2026	FY 2025	FY 2024	Duration
Customer A	6.1%	3.3%	0.4%	7 years
Customer B	5.8%	8.7%	6.6%	14 years
Customer C	5.3%	4.6%	5.0%	11 years
Customer D	5.2%	7.9%	14.2%	15 years

Customers B and C are resellers. The sales from reseller customers represent the aggregation of many purchase orders each of these customers placed with us throughout the year. Our reseller customers place an order with us when their customer orders our product from them. This cycle recurs numerous times throughout any given year.

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

Seasonality of Business

Our business is subjected to strong seasonal patterns during any given year, with our busiest period coinciding with summer learning and the planning leading up to providing summer programs (January through July). The period between Thanksgiving and the New Year is our slowest time, coinciding with the holiday season, as most schools observe the holidays with significant time off during this period. The table below demonstrates this seasonality:

	Quarterly Revenue
	2023	2024	2025
3/31	2,521,470	2,262,772	1,292,819
6/30	2,605,281	3,159,923	2,423,309
9/30	3,767,326	2,267,338	1,529,503
12/31	459,087	701,147	754,889

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

Employees

As of March 31, 2026, we had 28 full-time employees and one (1) part-time employee.

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

In response to new policies on education by the new administration, we are embarking on two (2) new initiatives that complement our current strategies. The first initiative is to align our products more closely with state and standards and quality guidelines, especially where such a conversion is easy. In the past, we have aligned our products closer to national standards and quality guidelines (than state standards) for the following three (3) reasons:

1. Many of the programs we serve receive their funding from federal grants;

2. When state standards are relevant, they are loosely applied to out-of-school-time programs; and

3. There is considerable overlap between federal standards and many of the state’s standards.

Given the administration’s vocal desire to return education administration to the states, we believe that if it is successful in that endeavor, then paying more attention to state-level priorities will enhance the competitiveness and attractiveness of our products. This includes the Career and Technical Education (“CTE”) space, which is well-funded.

The second initiative is to provide evidence that our products accomplish certain desired educational outcomes. Many of the opportunities that we see that are sponsored by a state entity require evidence-based solutions. We anticipate that the evidence-based requirement will grow over time, so we have commissioned studies to be conducted on our Drone Pathways and Bugs & Slugs. We expect to have the results from these studies later this summer. In December of 2026, we plan to commission similar studies for our Content Creators and AI Innovators products.

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

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require that we provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14 of the SEC; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

We do not hold any intellectual property rights. While we use reasonable efforts to protect our trade and business secrets, we cannot assure that our employees, consultants, contractors, or advisors will not, unintentionally or wilfully, disclose our trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. If we are unable to defend our trade secrets from others use, or if our competitors develop equivalent knowledge, it could have a material adverse effect on our business. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third-party use. Enforcing a claim that a third party illegally obtained and is using the Company’s trade secrets could be expensive and time-consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

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

Cybersecurity threats could potentially result in slowed or halted business operations, such as shipping, closing sales, marketing engagement, and other communications. This would negatively impact our financial condition until the issue is resolved. Such threats could impact customers of certain programs that rely on digital resources, but a majority of our products would not be materially affected. Other threats may include the compromise of customer personally-identifiable information. We continually monitor for threats to avoid risks to Company or individuals’ data, interruptions to business operations, or financial losses.

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

Item 2. Properties

We own no real properties. Our corporate headquarters are located at 941 S. Industry Way, Meridian, ID 83642, where we occupy 5,016 square feet of office space under a triple net lease which began October 21, 2024, with a monthly rental amount that started at $5,225, not including the triple net amounts, and escalates by 3% each December starting with December 1, 2025, through the end of the lease on November 30, 2029.

Our R&D and warehouse facility is located at 1135 N. Hickory Ave, Suite 130, Meridian, ID 83642, where we occupy 20,880 square feet of warehouse space under a triple net lease which began October 1, 2024, with a monthly rental amount that started at $15,660, not including the triple net amounts, and that escalates by 3% each December starting with December 1, 2025, through the end of the lease on November 30, 2029.

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

The following table summarizes our common stock quote history as provided to us by the OTC Markets:

Period	Closing Bid	High Closing Bid	Low Closing Bid	High Price	Low Price	Closing Price
1/1 – 3/31/2026	1.32	1.68	1.23	1.80	1.22	1.50
10/1 – 12/31/2025	1.56	1.71	1.17	1.75	1.18	1.56
7/1 – 9/30/2025	1.68	1.68	1.02	1.85	0.92	1.72
4/1 – 6/30/2025	1.44	1.92	1.38	2.10	1.38	1.50
1/1 – 3/31/2025	1.82	3.00	1.63	3.00	1.63	1.92
10/1 – 12/31/2024	2.88	3.02	2.64	3.12	2.52	2.88
7/1 – 9/30/2024	2.81	3.60	2.67	3.60	2.28	2.88
4/1 – 6/30/2024	3.12	3.24	2.18	3.36	2.18	3.36
1/1 – 3/31/2024	2.22	2.28	1.98	2.40	1.98	2.22
10/1 – 12/31/2023	2.22	2.52	1.93	2.52	2.04	2.22
7/1/ – 9/30/2023	2.22	2.22	0.78	2.28	0.83	2.22
4/1/ – 6/30/2023	0.78	0.90	0.68	1.06	0.54	0.78

Holders

As of March 31, 2026, we had 9,707,960 shares of our common stock outstanding, and there were approximately 227 accounts of record; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The Company also held 73,868 Treasury shares of its common stock as of March 31, 2026. These shares are not included in the outstanding shares calculation.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three (3) fiscal years ended March 31, 2026, 2025, and 2024, the Company has not engaged in the sale of unregistered securities. Prior to the effective date of the one (1) for 12 reverse split, the Company paid Independent Direct Sean P. Iddings 20,000 shares of Rule 144 “restricted” common stock per quarter for his services as a Board member. After the effective date of the reverse split, the Company will pay Mr. Iddings 1,667 shares of Rule 144 “restricted” common stock per quarter for his services as a Board member.

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

However, given the administration’s stated goals of removing federal influence and administration from education, and returning those functions to the states, we are now considering which of our products would be adaptable to the educational standards of certain larger states. We intend to continue to weigh state-level priorities much more heavily in the development of future products as well. We view a transition from federal dominance to state dominance of the application of educational standards to curriculum as likely, albeit over a long-time frame, and we are adapting our product development to this change in our market.

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

We offer professional development training for instructors using our products, and typically charge a fee for this service, with the fee primarily covering our expenses. Management does not view this service as a profit center, but rather 1) a customer service component of our product that adds to its uniqueness and value in the marketplace and 2) as a market development endeavor to build out the Company’s addressable market.

The nature of our target market produces considerable seasonality for the Company’s revenue. The quarters ending June 30 and September 30 tend to be the peak of this seasonality (with the quarter ending March 31 being close to these quarters), while the quarter ending December 31 tends to be the low point of our seasonality. The Table below reflects this seasonality.

	Quarterly Revenue
	2023	2024	2025
3/31	2,521,470	2,262,772	1,292,819
6/30	2,605,281	3,159,923	2,423,309
9/30	3,767,326	2,267,338	1,529,503
12/31	459,087	701,147	754,889

During the quarter ending December 31, we focus on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the year ended March 31, 2026, our revenue was $6,349,761 compared to $7,421,228 for the year ended March 31, 2025. There were five (5) factors that negatively impacted our revenue in fiscal year 2026 versus that in fiscal year 2025.

1.	Our reseller revenue was significantly less in fiscal year 2026 versus that of fiscal year 2025. For the year ended March 31, 2026, reseller revenue was $1.02 million versus $1.59 million for the year ended March 31, 2025.

2.	Our Catapult order was less in fiscal year 2026 versus that of fiscal year 2025. Catapult administers summer programming in Missouri due to the state’s public funding of such programs. They experience annual fluctuations in their customer base, and they have moved to a just-in-time inventory system. Consequently, they worked down our inventory that they held during this past season, resulting in a lower order volume compared to the prior year. For the year ended March 31, 2026, Catapult revenue was $0.33 million versus $0.59 million for the year ended March 31, 2025.

3.	Our Air Force JROTC (“AFJROTC”) contract produces less revenue as the contract ages. The AFJROTC has approximately 884 sites, and we have sold into approximately 652 of them thus far. For the year ended March 31, 2026, ARJROTC revenue was $0.09 million versus $0.45 million for the year ended March 31, 2025.

4.	Larger customer orders were fewer in fiscal year 2026 versus that for fiscal year 2025. For the year ended March 31, 2026, we had eleven (11) customer relationships whose revenue exceeded $100,000 and no customer relationships that exceeded $500,000 in revenue. For the year ended March 31, 2025, we had sixteen (16) customer relationships that exceeded $100,000 and two (2) customer relationships that exceeded $500,000.

5.	The change in Presidential administration created significant changes in the education market regarding funding streams, administration of grants, and general federal influence over education. These changes were and still are disruptive to educational decision making and, thus, disruptive to our market.

The Company has been soliciting larger customers for over four (4) years and has seen some success until fiscal year 2026. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by size

	> $1 million	> $500,000	> $100,000	> $50,000	> $25,000	> $10,000
Year ended March 31, 2026	0	0	11	34	54	102
Year ended March 31, 2025	0	2	16	26	49	103
Year ended March 31, 2024	2	3	17	27	40	94
Year ended March 31, 2023	1	1	10	21	38	60

While we continue to find success increasing customer revenue sizes below the $50,000 threshold, the relationships larger than that were more elusive during fiscal year 2026.

Cost of Sales

For the year ended March 31, 2026, our cost of sales was $2,509,692, or 39.5% of revenue. For the year ended March 31, 2025, our cost of sales was $2,983,940, or 40.2% of revenue.

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

For the year ended March 31, 2026, reseller sales were 16.1% of total revenue as compared to 21.4% for the year ended March 31, 2025. The lower reseller revenue, as a percentage of total revenue, for fiscal year 2026 versus fiscal year 2025 was the primary factor behind the lower cost of sales, as a percentage of revenue, for fiscal year 2026 versus fiscal year 2025.

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

Prior to January 1, 2026, the Company had a discretionary quarterly bonus program based on qualified revenue. Qualified revenue was defined as revenue where there were no reseller fees or other price adjustments associated with that revenue. Thus, all reseller sales were disqualified from the discretionary quarterly bonus calculation, as were other miscellaneous transactions where the Company did not receive a full margin.

Beginning January 1, 2026, the Company modified the formula for its quarterly bonus program to be 10% of income before interest and taxes. Thus, quarterly bonuses depend on profitability, not revenue. Management believes that this new bonus program formula better aligns employee incentives with shareholder interests.

Also beginning January 1, 2026, the Company initiated a Simple IRA program. Employees can withhold a percentage of their income each pay period which is deposited into an IRA for the employee. The company matches the first 3% of employee income contributions. Management believes that this program helps retain employees.

During quarters with higher profitability, salaries and wages will increase all other things equal.

Salary and wages were $2,205,008 for the year ended March 31, 2026, compared to $1,914,941 for the year ended March 31, 2025. As of March 31, 2026, we had 28 full-time employees. As of March 31, 2025, we had 25 full-time employees.

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

Most of these expenses are not strongly correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $1,418,083 for the year ended March 31, 2026. For the year ended March 31, 2025, general and administrative expenses were $1,386,177. While most expenses increased, we experienced significant decreases from two (2) areas.

In late October and early November of 2024, we ended our lease on our 10,000 square foot combined warehouse and office facility, and entered into two (2) new leases - a 20,880 square foot warehouse and R&D facility, and a 5,016 square foot corporate office facility. The expenses associated with those moves, which were part of the general and administrative expenses in fiscal year 2025, were not present in fiscal year 2026.

Our tax expenses for fiscal year 2026 were $32,056 versus $153,041 in fiscal year 2025. The decrease is primarily attributable to significantly lower taxable income in the current year compared to the prior year. Additionally, the state income tax payments for fiscal year 2025 included approximately $88,000 related to underpaid state estimated taxes from the fiscal year ended March 31, 2024. Fiscal year 2024 was an exceptionally strong year financially, and the state estimated tax payments made during that year were insufficient to fully cover the ultimate tax liability due upon filing. As a result, a substantial portion of the taxes paid during fiscal year 2025 related to the prior year liability rather than current year operations.

Total Operating expenses for the year ended March 31, 2026, were $3,623,091, compared to $3,301,118 for the year ended March 31, 2025.

Other Income:

Other income for the years ended March 31, 2026, and 2025, was entirely comprised of net interest income. The Company invests surplus cash in a Vanguard money market fund that invests exclusively in repurchase agreements and short-term U.S. government securities. The ticker symbol of this fund is “VMFXX.” Interest accrues daily and is paid monthly.

For the year ended March 31, 2026, other income was $104,477. For the year ended March 31, 2025, other income was $127,930. Average account balances in our savings account and interest rates were lower in fiscal year 2026 versus those in fiscal year 2025, which accounts for the decline in interest income.

Net Income Before Tax

For the year ended March 31, 2026, net income before tax was $321,455 versus $1,211,263 for the year ended March 31, 2025. The Company experienced a lower sales level in fiscal year 2026 versus that of fiscal year 2025, which largely accounts for the difference in net income before tax for these two periods. Operating expenses in fiscal year 2026 were also higher than those for fiscal year 2025 due to increased employee expenses.

Taxes

The Company has significant net operating losses which arose due to past losses. At March 31, 2026, the Company had net operating losses of approximately $7.7 million that may be offset against future taxable income. The federal net operating losses and tax credits expire in years beginning in 2030. The state net operating losses and tax credits expire in years beginning in 2027.

Prior to fiscal year 2023, the Company offset its potential tax benefit from the operating loss carry-forwards with a valuation allowance in the same amount. As it became clear that the Company will more likely than not use its tax loss carry-forward amounts, the valuation allowance was partially removed for the fiscal year ending March 31, 2023, such that the tax benefit recognized by us in fiscal year 2023 was $1,011,466. The valuation allowance was fully removed as of March 31, 2024, resulting in a tax benefit of $1,529,793 for fiscal year 2024. Once the valuation allowance was fully removed, a provision for income taxes was disclosed. For the fiscal year ending March 31, 2026, the Company’s provision for income taxes was ($68,273). For the fiscal year ending March 31, 2025, the Company’s provision for income taxes was ($317,235).

Net Income

For the year ended March 31, 2026, net income was $253,182 versus $946,865 for the year ended March 31, 2025.

Liquidity and Capital Resources

Cash Flow from Operations

For the year ended March 31, 2026, cash provided by operations was $96,440 compared to cash provided by operations of $2,520,966 for the year ended March 31, 2025. Several factors contributed to the decline in cash provided by operations from fiscal year 2025 to fiscal year 2026. The largest factors were net income decreased by $693,683; the provision for income taxes decreased by 209,952; and accounts receivable increased by $338,726 in fiscal year 2026 versus a decrease of $1,291,987 in fiscal year 2025;

As of March 31, 2026, total current assets were $5,631,022 and total current liabilities were $448,856, resulting in working capital of $5,182,166. As of March 31, 2025, total current assets were $5,918,984 and total current liabilities were $326,439, resulting in working capital of $5,592,545.

The Company had a current ratio as of March 31, 2026, of 12.5 compared to a current ratio of 18.1 as of March 31, 2025.

As of March 31, 2026, we had $2,674,538 in cash compared to $3,223,147 in cash as of March 31, 2025.

Cash Flow from Investing Activities

For the year ended March 31, 2026, cash used by investing activities was $18,730 compared to cash used by investing activities of $79,814 for the year ended March 31, 2025. We purchased warehouse and office equipment related to our move from one facility to two during fiscal year 2025. These expenses were absent in fiscal year 2026, which accounts for the decrease in cash used by investing activities.

Cash Flow from Financing Activities

For the year ended March 31, 2026, cash used by financing activities was $626,319. We made the following common stock repurchase transactions during fiscal year 2026, which accounts for this activity:

Date	Shares	Price	Total Consideration
5/20/2025	23,747	$1.68	$39,894
5/22/2025	8,333	$1.63	$13,607
7/7/2025	83,333	$1.44	$120,007
7/16/2025	16,666	$1.32	$22,007
7/21/2025	1,583	$1.14	$1,802
7/22/2025	1,917	$1.19	$2,284
7/23/2025	2,000	$1.13	$2,263
7/24/2025	2,167	$1.08	$2,347
7/25/2025	2,167	$1.07	$2,321
7/28/2025	201,514	$1.08	$217,400
7/29/2025	988	$1.32	$1,303
8/22/2025	5,458	$1.56	$8,516
9/19/2025	4,167	$1.56	$6,507
9/30/2025	8,647	$1.38	$11,933
10/28/2025	250	$1.50	$383
12/1/2025	10,873	$1.34	$14,620
12/4/2025	417	$1.44	$600
12/8/2025	2,031	$1.50	$3,046
12/10/2025	14,123	$1.32	$18,643
12/10/2025	133	$1.32	$176
12/12/2025	458	$1.47	$676
12/19/2025	2,500	$1.44	$3,607
12/23/2025	917	$1.56	$1,431
12/29/2025	1,571	$1.56	$2,458
1/9/2026	1,667	$1.59	$2,647
1/26/2026	35,566	$1.38	$49,081
2/2/2026	1,110	$1.62	$1,797
2/11/2026	1,250	$1.26	$1,575
2/19/2026	1,667	$1.50	$2,505
2/26/2026	16,667	$1.44	$24,007
3/13/2026	8,134	$1.61	$13,135
3/27/2026	11,207	$1.68	$18,834
3/31/2026	8,333	$1.79	$14,907

Total	481,561		$626,319

For the year ended March 31, 2025, cash used by financing activities was $547,713. We purchased 211,977 shares of our common stock for $2.58 per share, which accounts for this activity.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the years ended March 31, 2026, or 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PCS Edventures!, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PCS Edventures!, Inc. (the Company) as of March 31, 2026 and 2025, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex auditor judgments. We determined that there are no critical audit matters.

/s/ Haynie

Haynie
Salt Lake City, Utah
June 26, 2026

PCAOB #457   We have served as the Company’s auditor since 2019.

PCS EDVENTURES!, INC.

Balance Sheets

(Audited)

	March 31, 2026	March 31, 2025
CURRENT ASSETS
Cash	$2,674,538	$3,223,147
Accounts receivable, net of allowance for credit losses of $41,889 and $38,027, respectively	719,380	383,826
Accounts receivable, other receivables	3,227	55
Prepaid expenses	179,869	247,422
Inventory, net	2,054,008	2,064,534
Total Current Assets	5,631,022	5,918,984

NONCURRENT ASSETS
Lease right-of-use asset	934,064	1,140,217
Deposits	29,747	29,747
Property and equipment, net	84,873	97,213
Deferred tax asset	2,222,414	2,276,861
Total Noncurrent Assets	3,271,098	3,544,038

TOTAL ASSETS	$8,902,120	$9,463,022

CURRENT LIABILITIES
Accounts payable	$84,316	$24,991
Payroll liabilities and accrued expenses	115,582	171,398
Deferred revenue	21,240	20,026
Lease liability, current portion	227,718	110,024
Total Current Liabilities	448,856	326,439

Lease liability, net of current portion	760,504	1,081,614
TOTAL LIABILITIES	1,209,360	1,408,053

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 12,000,000 authorized shares, 9,781,828 issued and 9,707,960 outstanding 10,182,853 shares issued and outstanding, respectively	-	-
Additional Paid-in Capital	39,521,588	40,022,746
Treasury stock, 73,868 shares and 0 shares, respectively	(114,233)	-
Accumulated deficit	(31,714,595)	(31,967,777)
Total Stockholders’ Equity	7,692,760	8,054,969
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,902,120	$9,463,022

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Operations

(Audited)

	For the Years ended March 31,
	2026	2025
REVENUE	$6,349,761	$7,421,228

COST OF SALES	2,509,692	2,983,940

GROSS PROFIT	3,840,069	4,437,288

OPERATING EXPENSES
Salaries and wages	2,205,008	1,914,941
General and administrative expenses	1,418,083	1,386,177
Total Operating Expenses	3,623,091	3,301,118

INCOME FROM OPERATIONS	216,978	1,136,170

OTHER INCOME AND EXPENSES
Net interest income	104,477	127,930

NET INCOME BEFORE INCOME TAX PROVISION	321,455	1,264,100

Income Tax Benefit (Provision)	(68,273)	(317,235)

NET INCOME	$253,182	$946,865

Net income per common share:
Basic	0.03	0.09
Diluted	0.03	0.09
Weighted Average Common Shares Outstanding
Basic	9,914,691	10,320,469
Diluted	9,914,691	10,320,469

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Stockholders’ Equity

(Audited)

				Treasury
				Stock
	# of Common	Common	Treasury	Additional Paid-in	Additional Paid-in	Accumulated	Stockholders’
	Shares O/S	Stock	Shares	Capital	Capital	Deficit	Equity
Balance at 3/31/2024	10,394,830	-	-	$-	$40,570,459	$(32,914,642)	$7,655,817
Net Income	-	-	-	-	-	946,865	946,865
Private shares purchased and cancelled	(211,977)	-	-	-	(547,713)	-	(547,713)
Balance at 3/31/2025	10,182,853	-	-	$-	$40,022,746	$(31,967,777)	$8,054,969
Net income	-	-	-	-	-	253,182	253,182
Treasury shares purchased	(393,549)	-	393,549	(498,271)	-	-	(498,271)
Treasury shares cancelled	-	-	(319,681)	384,038	(384,038)	-	-
Private shares purchased and cancelled	(88,012)	-	-	-	(128,048)	-	(128,048)
Shares issued for Board comp	6,668	-	-	-	10,928	-	10,928
Balance at 3/31/2026	9,707,960	-	73,868	$(114,233)	$39,521,588	$(31,714,595)	$7,692,760

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Statements of Cash Flows

(Audited)

	For the years ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$253,182	$946,865
Depreciation and amortization	31,069	26,339
Amortization of right of use asset	206,153	157,391
Provision for income tax	68,273	317,235
Stock based compensation for board member	10,928	-
Bad debt expense	3,862	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(342,588)	1,291,978
(Increase) decrease in prepaid expenses	67,554	146,669
(Increase) decrease in inventories	10,526	(39,051)
(Decrease) increase in accounts payable and accrued liabilities	(10,317)	(187,271)
Increase (decrease) in lease liability	(203,416)	(121,220)
Increase (decrease) in unearned revenue	1,214	5,477
(Increase) decrease in deposits	-	(23,446)
Net Cash Provided by Operating Activities	96,440	2,520,966

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(18,730)	(79,814)
Net Cash Used by Investing Activities	(18,730)	(79,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for private purchases of common stock	(128,048)	(547,713)
Cash paid for purchase of Treasures shares in open market	(498,271)	-
Net Cash Used by Financing Activities	(626,319)	(547,713)

Net Increase (Decrease) in Cash	(548,609)	1,893,439
Cash at Beginning of Period	3,223,147	1,329,708
Cash at End of Period	$2,674,538	$3,223,147

Cash paid for taxes	$191,506	$125,861
Cash paid for interest	$-	$999

The accompanying notes are an integral part of these financial statements.

PCS EDVENTURES!, INC.

Notes to the Financial Statements

March 31, 2026

(Audited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The financial statements presented are those of PCS Edventures!, Inc., an Idaho corporation (the “Company,” “PCS,” “PCSV,” “we,” “our,” “us” or similar words), incorporated in 1994, in the State of Idaho. PCS specializes in experiential, hands-on, TK12 education and drone technology. PCS has extensive experience and intellectual property (“IP”) that includes drone hardware, product designs, and TK-12 curriculum content. PCS continually develops new educational products based upon market needs that the Company identifies through its sales and customer networks.

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

Cash and Cash Equivalents

Cash and cash equivalents, totalling $2,674,538 and $3,223,147 at March 31, 2026, and March 31, 2025, respectively, consist of operating and savings accounts. For purposes of the statements of cash flows, the Company considers all highly-liquid investments with original maturities of three (3) months or less at date of purchase to be cash equivalents.

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

Concentration of Credit Risks and Significant Customers

The Company extends credit to customers and is therefore subject to credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. An allowance for credit losses is recorded to account for potential bad debts. Estimates are used in determining the allowance for credit losses and are based upon an assessment of selected accounts, historic averages, and as a percentage of remaining accounts receivable by aging category. In determining these percentages, the Company evaluates historical write-offs, and current trends in customer credit quality, as well as changes in credit policies. The Company generally does not require collateral from its customers. The Company has established an allowance for credit losses of $41,889 as of March 31, 2026, and $38,027 as of March 31, 2025.

The following Table shows the Company’s concentration of credit risk, sorted by accounts receivable as of March 31, 2026, and 2025.

	2026 % of	3/31/2026	2025 % of	3/31/2025
	Revenue	% of A/R	Revenue	% of A/R
Customer A	2.8%	24.8%	0.0%	0.0%
Customer B	5.8%	15.9%	8.7%	24.5%
Customer C	1.5%	14.6%	1.8%	22.2%
Customer D	5.2%	11.6%	7.9%	0.0%
Customer E	2.3%	3.9%	0.1%	0.0%

The following Table shows the Company’s concentration of credit risk, sorted by revenue for fiscal years 2026 and 2025.

	2026 % of	3/31/2026	2025 % of	3/31/2025
	Revenue	% of A/R	Revenue	% of A/R
Customer F	6.1%	2.4%	3.3%	0.0%
Customer B	5.8%	15.9%	8.7%	24.5%
Customer G	5.3%	3.8%	4.6%	2.8%
Customer D	5.2%	0.0%	7.9%	0.0%
Customer H	3.4%	0.0%	0.0%	0.0%

Concentration of Credit Risk of Cash Deposits

We have three (3) operating accounts at two (2) different banks. We have a checking and depository account at one bank and a checking account at another bank. From time to time, cash balances in these accounts exceed the $250,000 FDIC insurance limit. However, these instances occur infrequently as we strive to maintain balances below the $250,000 limit in each of these accounts. We also have a Vanguard money market account where we invest our cash assets that are in excess of our working capital needs. The Vanguard money market account is not subject to FDIC insurance and invests exclusively in repurchase agreements and short-term U.S. government securities. We also have a Schwab account that is used to make open market purchases of our common stock from time to time. This account holds cash, that is invested in a government money market fund, which is used to fund these purchases.

Inventory

Finished goods inventory is composed of items produced in-house, as well as items from outside suppliers. These items include, but are not limited to, Fischertechnik® manipulatives, Brick manipulatives, drone components, robotics components, school supplies, curriculum, and other miscellaneous items used in our various labs. Our inventory is carried at the lower of cost or net realizable value and valued using the average cost method for each item.

When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted accordingly. The Company has established a provision for excess and obsolete inventory reserve of $2,646 as of March 31, 2026, and $3,981 as of March 31, 2025.

Property, Plant and Equipment

Depreciation on property and equipment is computed using the straight-line method over the estimated useful life of the asset. The Company had fully depreciated property and equipment prior to March 31, 2018. Beginning in fiscal year 2022 through the current reporting period, the Company purchased various warehouse and office equipment for $160,562 and recognized $75,689 in depreciation of that equipment for a total property and equipment of $84,873 as of March 31, 2026. As of March 31, 2025, property and equipment was $97,213, which was net of $44,619 in depreciation recognized.

Software has been fully depreciated as of March 31, 2026, and March 31, 2025.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment for patents and other intangibles. There was no impairment recorded during the years ended March 31, 2026, and 2025.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, “Income Taxes (“Topic 740”)-Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires reporting the net amount of deferred tax assets and liabilities as a single noncurrent item on the classified balance sheet. Before this change, the net amounts of current and noncurrent deferred tax assets and liabilities were reported separately.

We account for income taxes in accordance with ASC 740. ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

In accordance with GAAP, the Company has analysed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustment to such reserves was required by GAAP. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations. The Internal Revenue Code contains provisions which reduce or limit the availability and utilization of net operating loss (“NOL”) carry forwards in the event of a more than a 50-percentage point change in ownership. If such an ownership change occurs with the Company, the use of these net operating losses could be limited.

The table below details the years that remain open to tax examinations:

Tax Year	Fiscal Year End	Filed Date	Open Through
2024	3/31/2025	11/24/2025	11/24/2028
2023	3/31/2024	8/26/2024	8/26/2027
2022	3/31/2023	8/23/2023	8/23/2026

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

The Company had deferred revenue of $21,240 as of March 31 2026, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ending March 31, 2027. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $20,026 of deferred revenue as of March 31, 2025.

The following table presents the changes in the Company’s deferred revenue balance for the years ended March 31, 2026, and 2025.

	March 31, 2026	March 31, 2025
Deferred revenue beginning balance	$20,026	$14,549
Consideration received from customers	27,415	(20,724)
Revenue recognized during the period	(26,201)	26,201
Deferred revenue ending balance	$21,240	$20,026

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

During fiscal years 2026 and 2025, no performance options were issued or exercised.

As of March 31, 2026, and March 31, 2025, the Company had no outstanding warrants or options.

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

Recently Adopted Accounting Pronouncements

Beginning in fiscal year 2025 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) that was issued by the FASB. This new standard requires an enhanced disclosure of significant segment expenses on an annual basis.

Beginning in fiscal year 2026 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new standard requires enhanced annual disclosures primarily through greater disaggregation in our effective tax rate reconciliation and expanded tabular information regarding income taxes paid. We adopted the amendments on a prospective basis. The adoption of this standard only resulted in modified financial statement disclosures and did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications of tax expenses and tax provisions have been made to the financial statements for the year ended March 31, 2025, to conform to the financial presentation for the year ended March 31, 2026. These reclassifications had no effect on the net income or cash flows as previously reported.

Operating Segments and Related Disclosures

We manage our Company as one (1) reportable operating segment, STEM Supplies and Curriculum. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s President.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the STEM Supplies and Curriculum segment and decides how to better allocate resources based on net income reported on the Statements of Operations. The Company’s objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our STEM Supplies and Curriculum segment are the same as those described in the summary of significant account policies herein.

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

Common stock outstanding reflected in the Company’s balance sheets includes “restricted” stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. The following schedule presents the calculation of basic and diluted net income per share:

	For the Years Ended March 31,
	2026	2025
Net Income per common Share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09

Weighted average number of common shares outstanding Basic	9,914,691	10,320,469

Weighted average number of common shares outstanding Fully Diluted	9,914,691	10,320,469

Net Income for the years ended March 31, 2026, and 2025, was $253,182 and $946,865, respectively.

As of March 31, 2026, and March 31, 2025, the Company had no outstanding dilutive instruments.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of March 31, 2026, the Company had $2.7 million in cash, $2.1 million in inventory, and $0.7 million in accounts receivable, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next 12 months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next 12 months, especially given the Company’s large cash, inventory, and accounts receivable balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net 15 to 45 days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for credit losses of $41,889 at March 31, 2026, and $38,027 as of March 31, 2025.

NOTE 4 – ACCOUNTS RECEIVABLE, OTHER RECEIVABLES

Other Receivables include receivables due to the Company derived from activities outside of its typical business transactions. As of March 31, 2026, the Company had $3,227 of other receivables outstanding. As of March 31, 2025, the Company had $55 of other receivables outstanding.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	March 31, 2026	March 31, 2025
Prepaid insurance	$13,922	$11,960
Prepaid tradeshows	4,800	13,362
Prepaid inventory	79,808	178,660
Prepaid software	42,359	31,612
Prepaid other	38,980	11,828
Total Prepaid Expenses	$179,869	$247,422

NOTE 6 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 12,000,000 authorized shares of common stock, no par value. At March 31, 2026, the total common shares issued was 9,781,828 and the total common shares outstanding was 9,707,960. As of March 31, 2025, the total common shares issued and outstanding was 10,182,853.

During the years ended March 31, 2026, and 2025, the Company had no option expense.

During the year ended March 31, 2026, the Company issued 6,668 shares of Rule 144 “restricted” common stock to Sean P. Iddings, our independent Board member as compensation for his services. During the year ended March 31, 2025, no common stock was issued for Board services or any other reason.

During the year ended March 31, 2026, the Company made the following repurchase transactions:

Date	Shares	Price	Total Consideration
5/20/2025	23,747	$1.68	$39,894
5/22/2025	8,333	$1.63	$13,607
7/7/2025	83,333	$1.44	$120,007
7/16/2025	16,666	$1.32	$22,007
7/21/2025	1,583	$1.14	$1,802
7/22/2025	1,917	$1.19	$2,284
7/23/2025	2,000	$1.13	$2,263
7/24/2025	2,167	$1.08	$2,347
7/25/2025	2,167	$1.07	$2,321
7/28/2025	201,514	$1.08	$217,400
7/29/2025	988	$1.32	$1,303
8/22/2025	5,458	$1.56	$8,516
9/19/2025	4,167	$1.56	$6,507
9/30/2025	8,647	$1.38	$11,933
10/28/2025	250	$1.50	$383
12/1/2025	10,873	$1.34	$14,620
12/4/2025	417	$1.44	$600
12/8/2025	2,031	$1.50	$3,046
12/10/2025	14,123	$1.32	$18,643
12/10/2025	133	$1.32	$176
12/12/2025	458	$1.47	$676
12/19/2025	2,500	$1.44	$3,607
12/23/2025	917	$1.56	$1,431
12/29/2025	1,571	$1.56	$2,458
1/9/2026	1,667	$1.59	$2,647
1/26/2026	35,566	$1.38	$49,081
2/2/2026	1,110	$1.62	$1,797
2/11/2026	1,250	$1.26	$1,575
2/19/2026	1,667	$1.50	$2,505
2/26/2026	16,667	$1.44	$24,007
3/13/2026	8,134	$1.61	$13,135
3/27/2026	11,207	$1.68	$18,834
3/31/2026	8,333	$1.79	$14,907

Total	481,561		$626,319

During the year ended March 31, 2026, the Company cancelled 319,681 shares of Treasury stock.

During the year ended March 31, 2025, the Company repurchased 211,977 shares common stock for total consideration of $547,713.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of March 31, 2026, and March 31, 2025, there were no preferred shares issued or outstanding.

As of March 31, 2026, and 2025, the Company had no dilutive instruments outstanding.

NOTE 7 – NOTES PAYABLE

The Company had no notes payable outstanding as of March 31, 2026, and March 31, 2025.

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

The Company leased a production printer for 63 months commencing on November 3, 2023. The first three (3) payments were deferred, with the first payment due February 3, 2024. Equipment lease expense was $57,215 for the years ended March 31, 2026, and 2025.

As of March 31, 2026, accounted for and presented under ASC 842 guidance, the future minimum lease payments on operating leases, were as follows:

Total minimum lease obligation over the next five (5) years

Fiscal Year	Amount
2027	$315,803
2028	315,802
2029	315,802
2030	224,730
2031	0
Less: imputed interest / present value discount	193,915
Total	$988,222

	Balance Sheet Location	March 31, 2026
Right of use assets	Other noncurrent assets	$934,064

Lease payable	Current liabilities	$227,718
Lease payable	Long-term liabilities	760,504
Total lease payable		$988,222

Supplemental cash flow information related to operating leases:

March 31, 2026
Operating cash paid to settle lease liabilities	$313,066
Right of use asset additions in exchange for lease liabilities	0

	March 31, 2026	March 31, 2025
Weighted average remaining lease term (in years)	3.5	4.6
Weighted average discount rate	10%	10%

NOTE 9 – ACCOUNTS PAYABLE

Accounts payable for the periods are as follows:

	March 31, 2026	March 31, 2025
Accounts payable	$86,097	$24,286
Credit cards payable	(1,781)	705
Total	$84,316	$24,991

NOTE 10 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	March 31, 2026	March 31, 2025
Payroll liabilities	$81,507	$128,655
Sales tax payable	45,086	32,502
State income tax payable	(25,996)	(4,744)
Accrued expenses	14,985	14,985
Total	$115,582	$171,398

NOTE 11 – INCOME TAXES

Prior to fiscal year 2023, the Company offset its potential tax benefit from the operating loss carry-forwards with a valuation allowance in the same amount. As it became clear that the Company will more likely than not use its tax loss carry-forward amounts, the valuation allowance was partially removed for the fiscal year ending March 31, 2023, such that the tax benefit recognized by us in fiscal year 2023 was $1,011,466. The valuation allowance was fully removed as of March 31, 2024, resulting in a tax benefit of $1,529,793 for fiscal year 2024. Once the valuation allowance was fully removed, a provision for income taxes was disclosed. For the fiscal year ending March 31, 2026, the Company’s provision for income taxes was ($68,273). For the fiscal year ending March 31, 2025, the Company’s provision for income taxes was ($317,235).

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net deferred tax assets and liabilities consist of the following components as of March 31, 2026, and 2025:

	March 31,
	2026	2025
Deferred tax assets
Right of use liabilities	$276,702	$333,659
Goodwill amortization	9,281	11,201
Charitable Contribution carryover	-	700
NOL carryover	2,200,040	2,253,412
Total deferred tax assets	2,486,023	2,598,972

Deferred tax liabilities
Right of use assets	(261,538)	(319,261)
Depreciation	(2,071)	(2,850)
Total deferred tax liabilities	(263,609)	(322,111)

Net deferred tax assets	$2,222,414	$2,276,861

The reconciliation of the Company’s net income taxes for fiscal years 2026, and 2025 are as follows:

	March 31, 2026		March 31, 2025
Current federal	$-		$-
Current state	13,827		52,837
Deferred federal	49,151		243,564
Deferred state	5,295		20,834
Total tax provision	$68,273		$317,235

Net income before tax provision	321,455		1,264,100

Tax at federal statutory rate	67,467	21.00%	265,461	21.00%
Non-deductible expenses	3,857	1.20%	6,295	0.50%
Temporary differences	(281)	-0.09%	16,028	1.27%
State income taxes, net of federal benefit	19,184	5.97%	80,675	6.38%
Return-to-provision adjustments/other	(21,954)	-6.83%	(51,224)	-4.05%
Total income tax provision	68,273	21.25%	317,235	25.10%

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

Summary of Federal Operating Loss Carryforwards

Unused operating loss carryforward March 31, 2025	$7,911,114
Return to Provision	$89,419
Total	$8,000,533
Operating loss carryforwards realized	$324,660
Unused operating loss carryforward March 31, 2026	$7,675,873

NOTE 12 - SUBSEQUENT EVENTS

On April 1, 2026, the Company issued 20,000 shares of Rule 144 “restricted” common stock to Sean Iddings, our Independent board member, for services rendered in that capacity for the quarter ended March 31, 2026. Accounting for the effects of the reverse stock split, the number of shares issued to Mr. Iddings was 1,667.

On April 6, 2026, we purchased 219,106 shares of our common stock in the open market at $0.125 per share. The total amount of the transaction was $27,395, which included a $7 commission. Accounting for the effects of the reverse stock split, the number of shares purchased in this transaction was 18,259.

On April 15, 2026, we purchased 167,999 shares of our common stock in the open market at $0.125 per share. The total amount of the transaction was $21,007, which included a $7 commission. Accounting for the effects of the reverse stock split, the number of shares purchased in this transaction was 14,000.

On April 21, 2026, we purchased 67 shares of our common stock in the open market at $0.1355 per share. The total amount of the transaction was $16, which included a $7 commission. Accounting for the effects of the reverse stock split, the number of shares purchased in this transaction was 6.

On May 4, 2026, the one (1) for 12 reverse split of our outstanding common stock, which was approved at our Special Meeting of Shareholders on April 20, 2026, became effective.

On May 15, 2026, we purchased 291 shares of our common stock in the open market at $1.35 per share. The total amount of the transaction was $400 which included a $7 commission.

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

Management, with the participation of our Chief Executive Officer and our President who acts as our Principal Financial Officer have evaluated the effectiveness, as of March 31, 2026, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, due to the Company engaging the professional CPA firm of B.A. Harris, CPAs, to assist the Company in preparing our preliminary condensed financial statements and schedules for our auditor’s review.

Changes in Internal Control Over Financial Reporting

At the end of fiscal year 2024, management recognized that it needed assistance in the preparation of financial statements. The Company engaged B.A. Harris, CPAs, to assist in the preparation of financial statements during fiscal year 2025. With the exception of engaging B.A. Harris, CPAs, there have been no changes in our internal control over financial reporting during the fiscal years ended March 31, 2026, or 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None. Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers.

The following table sets forth the name, age and position of each officer and director of the Company:

Name	Age	Positions Held	Date of Election or Designation
Todd R. Hackett	65	CEO and Chairman	CEO, November 20, 2015
			Chairman, December 10, 2015
Michael J. Bledsoe	60	President and Director	President, August 21, 2018
			Director, July 1, 2016
Sean P. Iddings	39	Director	January 22, 2025

Term of Office.

The terms of office of our current directors shall continue until an annual meeting of stockholders is held. The Company plans to conduct an annual meeting in September of 2026. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which time executive officers for the coming year are elected.

Business Experience.

Todd R. Hackett – CEO and Chairman of the Board of Directors

Mr. Hackett is the owner of a successful construction company in Iowa who first became aware of PCS as an investment opportunity in 2007. Over the past 10 years, his involvement with PCS has grown from a casual investor to a strong advocate for bringing educational opportunities to both children and young adults to strengthen their knowledge in math and science. He has demonstrated his abilities in the building of his own company from a start-up in 1981 to a major construction firm now handling multimillion-dollar projects. Many of his projects involve educational institutions such as community colleges, middle schools, libraries, and applied technology labs.

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

Prior to joining PCS, Mike spent his career in the investment field, most recently at D.A. Davidson, where he was a Senior Vice President and Portfolio Manager for 18 years. He earned the CFA Charterholder designation in 1994, and was an adjunct faculty member at Boise State University, where he taught classes in personal investing.

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

Item 11. Executive Compensation

Compensation.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2025-2026

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Todd R. Hackett	3/31/26	-	-	-	-	-	-	-	$0
CEO & Chairman	3/31/25	-	-	-	-	-	-	-	$0

Michael J. Bledsoe	3/31/26	$140,000	$6,553	-	-	-	-	-	$146,553

President & Director	3/31/25	$132,500	$10,805	-	-	-	-	-	$143,305

Outstanding Equity Awards

There were no options or warrants outstanding as of March 31, 2026, or March 31, 2025.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Todd R. Hackett FY 2026	-	-	-	-	-	-	-

Michael J. Bledsoe FY 2026	-	-	-	-	-	-	-

Sean P. Iddings FY 2026	-	$10,928	-	-	-	-	$10,928

Todd R. Hackett FY 2025	-	-	-	-	-	-	-

Michael J. Bledsoe FY 2025	-	-	-	-	-	-	-

Sean P Iddings FY 2025		$2,480					$2,480

The Company does not currently compensate its internal directors for service as directors and has not for the past five (5) years. Sean P. Iddings is an independent director who began his service on January 22, 2025. He is compensated with 1,667 shares of PCSV common stock quarterly after the effects of the reverse stock split.

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

Options Grants in Last Fiscal Year.

The Company did not grant any options during fiscal years 2026 or 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Under Rule 13d-3 of the Commission, a beneficial owner of a security includes any person who, directory or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

The following table sets forth, as of March 31, 2026 the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of PCS to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of PCS and all executive officers and directors of PCS as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 9,677,071 shares of common stock outstanding as of June 26, 2026.

Name and Address of Beneficial Owner of Common Stock	Amount of Beneficial Ownership	Percentage of Class

Officers and Directors

Todd R. Hackett 941 S. Industry Way Meridian, ID 83642	4,622,123	47.76%

Michael J. Bledsoe 941 S. Industry Way Meridian, ID 83642	227,856	2.35%

All Officers as a group (two (2) persons)	4,849,979	50.12%

Outside Directors

Sean P. Iddings 33 Bank Street Newfield, NY 14867	202,551	2.09%

All Directors as a group (three (3) persons)	5,052,530	52.21%

>5% Holders
Daniel Fuchs (1) 526 Shoup Ave. W., Suite K Twin Falls, ID 83301	971,836	10.04%
K2Red, LLC 526 Shoup Ave. W., Suite K Twin Falls, ID 83301	608,380	6.29%

(1)	Includes shares owned in K2Red, LLC., in which Daniel Fuchs is a 33.3% owner and control person.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal years ending March 31, 2026, and 2025, the Company had no transactions with related persons.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation plans not approved by security holders	-	-	None

Total	-	-	None

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees the Company paid for accounting services during the past two fiscal years.

Fee Category	FY2026	FY2025
Audit Fees	$57,615	$40,500
Tax Fees	16,140	12,845
Total Fees	$73,755	$53,345

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit 3.1	Second Amended and Restated Articles of Incorporation filed October 2, 2006.	Filed with the Form 10/A filed on November 15, 2023, and incorporated herein by reference.
Exhibit 3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation filed April 4, 2012.	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.3	Articles of Amendment dated September 25, 2014	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.4	Articles of Amendment dated September 25, 2015	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.5	Articles of Amendment dated September 25, 2016	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 3.6	Third Amended Bylaws	Filed with the Form 10/A on November 15, 2023, and incorporated herein by reference.
Exhibit 4	Description of Registrant’s Securities	Filed with the Form 10-K for March 31, 2024, on June 30, 2024, and incorporated herein by reference..
Exhibit 14	Code of Ethics	Filed with the Form 10-K for March 31, 2024, on June 30, 2024, and incorporated herein by reference.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	06/26/2026	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chairman of the Board and CEO

Dated:	06/26/2026	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe President, Principal Financial Officer, Director

Dated:	06/26/2026	By:	/s/ Sean P. Iddings
Sean P. Iddings Director

