Form 10-Q
period 2026-06-30
PCS Edventures!, Inc.
filed 2026-08-14
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 14, 2026: 9,677,687 shares of Common Stock

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including issues related to “Cybersecurity” enumerated in “Part I, Item 1C. Cybersecurity,” of our 10-K Annual Report for the fiscal year ended March 31, 2026, filed with the SEC on June 26, 2026 (the “Annual Report”), which commences on page 10 thereof, a copy of which is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II, Other Information, Item 6, Exhibits, hereof.

PCS EDVENTURES!, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Condensed Balance Sheets

	June 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$2,647,668	$2,674,538
Accounts receivable, net of allowance for credit losses of $41,889	626,073	719,380
Accounts receivable, other receivables	3,213	3,227
Prepaid expenses	91,185	179,869
Inventory, net	2,290,713	2,054,008
Total Current Assets	5,658,852	5,631,022

NONCURRENT ASSETS
Lease Right-of-Use Asset	879,263	934,064
Deposits	29,747	29,747
Property and equipment, net	78,834	84,873
Deferred tax asset	2,198,797	2,222,414
Total Noncurrent Assets	3,186,641	3,271,098

TOTAL ASSETS	$8,845,493	8,902,120

CURRENT LIABILITIES
Accounts payable	$(4,134)	84,316
Payroll liabilities and accrued expenses	135,352	115,582
Deferred revenue	60,166	21,240
Lease Liability, current portion	229,124	227,718
Total Current Liabilities	420,508	448,856

Lease Liability, net of current portion	703,728	760,504
TOTAL LIABILITIES	$1,124,236	1,209,360

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, no par value, 12,000,000 authorized shares, 9,784,898 issued and 9,678,474 outstanding, 9,781,828 issued, 9,707,960 outstanding, respectively	-	-
Additional Paid-in Capital	39,524,308	39,521,588
Treasury Stock, 106,424 shares and 73,868 shares, respectively	(163,051)	(114,233)
Accumulated deficit	(31,640,000)	(31,714,595)
TOTAL SHAREHOLDERS’ EQUITY	7,721,257	7,692,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,845,493	8,902,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Operations (unaudited)

	For the three months ended June 30,
	2026	2025
REVENUE	$1,740,616	2,423,308

COST OF SALES	647,320	886,771

GROSS PROFIT	1,093,296	1,536,537

OPERATING EXPENSES
Salaries and wages	601,346	610,293
General and administrative expenses	409,949	353,924
Total Operating Expenses	1,011,295	964,217
OPERATING INCOME	82,001	572,320

OTHER INCOME
Interest income	20,846	22,831
Net Other Income	20,846	22,831

NET INCOME BEFORE TAXES	102,847	595,151
Provision for income taxes	28,252	149,998
NET INCOME	$74,595	445,153

Net Income per common share:
Basic	$0.01	0.04
Fully Diluted	$0.01	0.04

Weighted Average number of shares outstanding
Basic	9,682,113	10,170,103
Fully diluted	9,682,113	10,170,103

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	# of Common Shares O/S	Common Stock	Treasury Shares	Treasury Paid-in Capital	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at 3/31/2025	10,182,853	-	-	-	$40,022,746	$(31,967,777)	8,054,969
Net Income	-	-	-	-	-	445,153	445,153
Private Shares Repurchased	(23,747)	-	-	-	(39,894)	-	(39,894)
Treasury Shares Repurchased	(8,333)	-	8,333	(13,607)	-	-	(13,607)
Shares Issued for Board Comp	1,667	-	-	-	2,480	-	2,480
Balance at 6/30/2025	10,152,440	-	8,333	(13,607)	39,985,332	(31,522,624)	8,449,101

Balance at 3/31/2026	9,707,960	-	73,868	(114,233)	39,521,588	(31,714,595)	7,692,760
Adjustment for Transfer Agent Reporting Delay	1,403	-	-	-	-	-	-
Net Income	-	-	-	-	-	74,595	74,595
Private Shares Repurchased	-	-	-	-	-	-	-
Treasury Shares Repurchased	(32,556)	-	32,556	(48,818)	-	-	(48,818)
Shares Issued for Board Comp	1,667	-	-	-	2,720	-	2,720
Balance at 6/30/2026	9,678,474	-	106,424	(163,051)	39,524,308	(31,640,000)	7,721,257

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$74,595	$445,153
Depreciation and amortization	8,370	7,716
Amortization of right of use asset	54,801	49,678
Provision for income tax	28,252	127,673
Stock based compensation	5,351	2,480
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	93,320	(456,491)
(Increase) decrease in prepaid expenses	88,684	165,200
(Increase) in inventories	(236,705)	(13,397)
Increase in accounts payable and accrued liabilities	(75,945)	149,606
(Decrease) in lease liability	(55,370)	(44,225)
Increase (decrease) in unearned revenue	38,926	(1,114)
Net Cash Provided by Operating Activities	24,279	432,279

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(2,331)	(7,255)
Net Cash Used by Investing Activities	(2,331)	(7,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for private purchase of common stock	-	(39,894)
Cash paid for purchase of Treasury stock on open market	(48,818)	(13,607)
Net Cash Used by Financing Activities	(48,818)	(53,501)

Net Increase (Decrease) in Cash	(26,870)	371,523
Cash at Beginning of Period	2,674,538	3,223,147
Cash at End of Period	$2,647,668	$3,594,670

Cash paid for taxes	$85,637	$11,604
Cash paid for interest	$-	$3,476

The accompanying notes are an integral part of these condensed financial statements.

PCS EDVENTURES!, INC.

Notes to the Condensed Financial Statements

June 30, 2026

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

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the condensed financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three (3) months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027, or any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on June, 26, 2026 (the “Annual Report”).

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

The Company had deferred revenue of $60,166 as of June 30, 2026, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ending March 31, 2027. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $21,240 of deferred revenue as of March 31, 2026.

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

Reclassifications

Certain reclassifications of tax expenses and tax provisions have been made to the financial statements for the quarter ended June 30, 2025, to conform to the financial presentation for the quarter ended June 30, 2026. These reclassifications had no effect on the net income or cash flows as previously reported.

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

	For the Three Months ended June 30,
	2026	2025
Net Income per common share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average number of common shares outstanding Basic	9,682,113	10,170,103

Weighted average number of common shares outstanding Fully Diluted	9,682,113	10,170,103

Net income for the three (3) months ended June 30, 2026, and 2025, was $74,595 and $445,153, respectively. As of June 30, 2026, and June 30, 2025, the Company had no outstanding dilutive instruments.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of June 30, 2026, the Company had $2.65 million in cash, $2.29 million in net inventory, and $0.63 million in accounts receivable, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next 12 months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next 12 months, especially given the Company’s large inventory balance.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms to its customers, which generally range from net 15 to 30 days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for credit losses accounts of $41,889 as of June 30, 2026, and March 31, 2026.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	June 30, 2026	March 31, 2026
Prepaid insurance	$6,746	$13,922
Prepaid tradeshows	4,526	4,800
Prepaid inventory	-	79,808
Prepaid software	33,041	42,359
Prepaid other	46,872	38,980
Total Prepaid Expenses	$91,185	$179,869

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 12,000,000 authorized shares of common stock, no par value. As of June 30, 2026, the total common shares issued were 9,784,898, and the total common shares outstanding were 9,678,474, which includes the deduction of 106,424 shares of Company owned as Treasury stock.

During the three (3) months ended June 30, 2026, the Company had no option expense.

During the three (3) months ended June 30, 2026, the Company issued 1,667 shares of Rule 144 “restricted” common stock to Sean P. Iddings as compensation for his services as a Board Director the quarter ended March 31, 2026.

During the three months ended June 30, 2026, the Company repurchased 32,556 shares of its common stock on the open market for total consideration of $48,818 including commissions and held those shares as Treasury Stock as of June 30, 2026. The Company intends to cancel theses shares.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of June 30, 2026, and March 31, 2026, there were no preferred shares issued or outstanding.

NOTE 6 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	June 30, 2026	March 31, 2026
Payroll liabilities	$104,125	$81,507
Sales tax payable	34,974	45,086
State income tax payable	(21,362)	(25,996)
Accrued expenses	17,615	14,985
Total	$135,352	$115,582

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 8, 2025, the Company issued 1,667 shares of Rule 144 “restricted” common stock to Sean P. Iddings, an independent member of our Board of Directors, as compensation for his services for the quarter ended March 31, 2026. During the quarter ended June 30, 2025, the Company issued 1,667 shares of Rule 144 “restricted” common stock to Sean P. Iddings, an independent member of our Board of Directors, as compensation for his services for the quarter ended March 31, 2025.

NOTE 8 –PROVISION FOR INCOME TAXES

Prior to fiscal year 2023, the Company offset its potential tax benefit from the operating loss carry-forwards with a valuation allowance in the same amount. As it became clear that the Company will more likely than not use its tax loss carry-forward amounts, the valuation allowance was partially removed for the fiscal year ended March 31, 2023, such that the tax benefit recognized by us in fiscal year 2023 was $1,011,466. The valuation allowance was fully removed as of March 31, 2024, resulting in a tax benefit of $1,529,793 for fiscal year 2024. Once the valuation allowance was fully removed, a provision for income taxes was disclosed. For the fiscal quarter ended June 30, 2026, the Company’s provision for income taxes was $28,252. For the fiscal quarter ended June 30, 2025, the Company’s provision for income taxes was $149,998.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2026 or March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net deferred tax assets and liabilities consist of the following components as of June 30, 2026, and March 31, 2026:

	June 30, 2026	March 31, 2026
Deferred tax assets
Right of use liabilities	261,199	276,702
Goodwill amortization	8,801	9,281
NOL carryover	2,176,582	2,200,040
Total deferred tax assets	2,446,582	2,486,023

Deferred tax liabilities
Right of use assets	(246,194)	(261,538)
Depreciation	(1,591)	(2,071)
Total deferred tax liabilities	(247,785)	(263,609)

Net deferred tax assets	2,198,797	2,222,414

Less valuation allowance	-	-
Net deferred tax assets	2,198,797	2,222,414

The reconciliations of the Company’s net income taxes for the three (3) months ended June 30, 2026, and 2025, are as follows:

	June 30, 2026	June 30, 2025
Current federal	-	-
Current state	4,634	22,325
Deferred federal	20,800	114,928
Deferred state	2,818	12,745
Total income tax provision	28,252	149,998

Net income before tax provision	102,847	595,151

U.S. Federal income tax at statutory rate	22,571	124,963
Non-deductible expenses	759	1,082
Temporary differences	(120)	1,114
State income taxes, net of federal benefit	5,855	19,184
Return to provision adjustments / other	(813)	3,655
Total income tax provision	28,252	149,998

The summary of Federal Operating Loss Carryforwards for the three (3) months ended of June 30, 2026 is as follows:

Unused operating loss carryforwards at March 31, 2026	$7,675,873
Operating loss carryforwards realized	$101,255
Unused operating loss carryforward at June 30, 2026	$7,574,618

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2026, we instructed our transfer agent to issue 1,667 shares of Rule 144 “restricted” no par value common stock to Sean P. Iddings for his services as a Director of our Board for the quarter ended June 30, 2026. On August 3, 2026, those shares were issued. This payment was accrued on our financial statements dated June 30, 2026.

On July 6, 2026, we purchased 43 shares of our no par value common stock on the open market for $1.55 per share. Including transactions costs, the total consideration for this purchase was $74.

On July 7, 2026,we purchased 11 shares of our no par value common stock on the open market for $1.55 per share. Including transactions costs, the total consideration for this purchase was $24.

On July 10, 2026, we purchased 400 shares of our no par value common stock on the open market for $1.55 per share. Including transactions costs, the total consideration for this purchase was $627.

On July 17, 2026, we purchased 2,000 shares of our no par value common stock on the open market for $1.65 per share. Including transactions costs, the total consideration for this purchase was $3,307.

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

Quarter Ended	2023	2024	2025	2026

March 31	2,521,470	2,262,772	1,292,819	1,642,060
June 30	2,605,281	3,159,923	2,423,308	1,740,616
September 30	3,767,326	2,267,338	1,529,503
December 31	459,087	701,147	754,889

During the quarter ended December 31, the Company focuses on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the quarter ended June 30, 2026, our revenue was $1,740,616, which was $682,692 less than our revenue for the quarter ended June 30, 2025, of $2,423,308. The difference in revenue was due to weak market conditions, characterized by fewer large orders and declining reseller revenue.

The success of the Company initiative to solicit larger customers has waned since the onset of this period of market weakness. The table below shows customer transactions by size for the periods indicated.

Number of Customer Transactions by size

	> $1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Three (3) months ended June 30, 2026	0	0	2	8	15	43
Three (3) months ended June 30, 2025	0	0	4	13	22	46
Three (3) months ended June 30, 2024	0	0	8	13	26	50
Three (3) months ended June 30, 2023	0	0	6	12	19	42
Three (3) months ended June 30, 2022	0	0	3	7	12	24

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

Reseller revenue for the quarter ended June 30, 2026, was $161,081 as compared to reseller revenue of $344,450 for the quarter ended June 30, 2025. This provides further evidence that the market weakness we are experiencing is widespread and not isolated to any individual factor.

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

For the quarter ended June 30, 2026, our cost of sales was $647,320, or 37.2% of revenue. For the quarter ended June 30, 2025, our cost of sales was $886,771, or 36.6% of revenue. For any given quarter, and especially in low revenue quarters, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue. Factors affecting cost of sales include:

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

Salary and wages were $601,346 for the quarter ended June 30, 2026. For the quarter ended June 30, 2025, salaries and wages were $610,293. For the quarter ended June 30, 2026, and going forward in time, the Company has a discretionary quarterly bonus program based on operating income. During quarters with higher operating income, salaries and wages will increase all other things equal.

We had 28 full time employees and two (2) part-time employees as of June 30, 2026, versus 25 full time employees as of June 30, 2025.

For the quarter ended June 30, 2025, the Company had a discretionary quarterly bonus program based on revenue. This produced a higher quarterly bonus pay out than the current program which is based on operating earnings. Despite a higher employee headcount, salary and wages were slightly less for the quarter ended June 30, 2026, than for the quarter ended June 30, 2025. The change in the bonus program pay out formula largely accounted for this decrease.

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
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $409,949 for the quarter ended June 30, 2026. For the quarter ended June 30, 2025, general and administrative expenses were $353,924. The increase in general and administrative expenses for the quarter ended June 30, 2026, was largely due to increased spending on sales and marketing expenses, as well as for professional fees.

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

For the quarter ended June 30, 2026, other income and expenses were $20,846, with net interest income accounting for the entire amount. For the quarter ended June 30, 2025, other income and expenses were $22,831, with net interest income accounting for the entire amount.

Net Income (Loss) Before Tax

For the quarter ended June 30, 2026, net income before tax was $102,847 versus $595,151 for the quarter ended June 30, 2025. Lower revenue accounted for the majority of the difference in net income between the June 30, 2026, quarter versus the June 30, 2025, quarter.

Taxes

The Company has significant net operating losses which arose due to past losses. At June 30, 2026, the Company had net operating losses of approximately $7.57 million that may be used to offset against future taxable income.

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

While we do not expect to pay federal income taxes for fiscal year 2027, the deferred tax asset will be adjusted on a quarterly basis to reflect the amount of taxes it is offsetting for the quarter. The provision for income tax is an unwinding of the tax benefit we recorded in prior periods when we recognized the value of the deferred tax asset on the income statement.

For the quarter ended June 30, 2026, the provision for income taxes was $28,252. For the quarter ended June 30, 2025, the provision for income taxes was $149,998.

Liquidity and Capital Resources

Cash Flow from Operations

For the three (3) months ended June 30, 2026, cash provided by operations was $24,279 compared to cash provided by operations of $432,279 for the three (3) months ended June 30, 2025. Cash provided by operations decreased significantly, due to the difference in net income and the increases in inventory and accounts receivable.

As of June 30, 2026, total current assets were $5,658,852 and total current liabilities were $420,508, resulting in working capital of $5,238,344. As of March 31, 2026, total current assets were $5,631,022 and total current liabilities were $448,856, resulting in working capital of $5,182,166. Working capital increased largely due to a decrease in accounts payable.

The Company had a current ratio as of June 30, 2026, of 13.5 compared to a current ratio of 12.5 as of March 31, 2026.

As of June 30, 2026, cash and cash equivalents were $2,647,668, compared to $2,674,538 in cash and cash equivalents as of March 31, 2026.The slight decline in cash during the quarter was primarily driven by inventory purchases and share repurchases on the open market.

Cash Flow from Investing Activities

For the three (3) months ended June 30, 2026, cash used by investing activities was $2,331, compared to cash used by investing activities of $7,255 for the three (3) months ended June 30, 2025. Equipment purchases were less in the quarter ended June 30, 2026, versus that for the quarter ended June 30, 2025.

Cash Flow from Financing Activities

For the three (3) months ended June 30, 2026, cash used by financing activities was $48,818, compared to cash used by financing activities of $53,501 for the three (3) months ended June 30, 2025. For the quarter ended June 30, 2026, cash used by financing activities was due to the Company repurchasing 32,556 of its common stock on the open market for total consideration of $48,818.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three (3) month periods ended June 30, 2026, and 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and our President who acts as our Principal Financial Officer have evaluated the effectiveness, as of June 30, 2026, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, due to the Company engaging the professional CPA firm of B.A. Harris to assist the Company in preparing our preliminary condensed financial statements and schedules for our auditor’s review.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three (3) months ended June 30, 2026, the Company issued 1,667 shares of Rule 144 “restricted” common stock to Sean P. Iddings as compensation for his Director services for the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defence conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits.

(a) Index of Exhibits

Exhibit No.	Identification of Exhibit	Location if other than attached hereto
3.1	Restated Articles of Incorporation	Attached hereto
3.2	Third Amended Bylaws	Attached to our Form 10 filed October 3, 2023
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Todd R. Hackett, Chief Executive Officer and Chairman	Attached hereto
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael J. Bledsoe, President, Principal Financial Officer	Attached hereto
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Todd R. Hackett, Chief Executive Officer and Chairman of the Board of Directors, and Michael J. Bledsoe, President and Principal Financial Officer	Attached hereto
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

10-K Annual Report for the fiscal year ended March 31, 2026, filed with the SEC on June 26, 2026 (the “Annual Report”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!, INC.

Dated: August 14, 2026	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: August 14, 2026	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

Dated: August 14, 2026	By:	/s/ Sean P. Iddings
Sean P. Iddings
Director

