Form 10-Q
period 2026-09-30
PCS Edventures!, Inc.
filed 2026-11-13
CIK 1122020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

November 13, 2026: 9,475,497 shares of Common Stock

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

PCS EDVENTURES!, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

3

PART I –FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

The Condensed Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Financial Statements fairly present the financial condition of the Registrant.

(This space intentionally left blank.)

PCS EDVENTURES!, INC.

Condensed Balance Sheets

	September 30, 2026	March 31, 2026
	(Unaudited)
CURRENT ASSETS
Cash	$2,319,429	$2,674,538
Accounts receivable, net of allowance for credit losses of $41,889	1,033,363	719,380
Accounts receivable, other receivables	4,546	3,227
Prepaid expenses	97,197	179,869
Inventory, net	2,376,989	2,054,008
Total Current Assets	5,831,524	5,631,022

NONCURRENT ASSETS
Lease Right-of-Use Asset	823,072	934,064
Deposits	29,747	29,747
Property and equipment, net	75,892	84,873
Deferred tax asset	2,199,794	2,222,414
Total Noncurrent Assets	3,128,505	3,271,098

TOTAL ASSETS	$8,960,029	$8,902,120

CURRENT LIABILITIES
Accounts payable	$350,938	$84,316
Payroll liabilities and accrued expenses	89,893	115,582
Deferred revenue	211,849	21,240
Lease Liability, current portion	244,936	227,718
Total Current Liabilities	897,616	448,856

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	631,156	760,504
Total Noncurrent Liabilities	631,156	760,504

TOTAL LIABILITIES	$1,528,772	$1,209,360

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 authorized shares, No shares issued and outstanding	-	-
Common stock, no par value, 12,000,000 authorized shares, 9,786,565 shares issued, 9,484,430 shares outstanding; 9,781,828 shares issued, 9,707,960 shares outstanding, respectively	-	-
Additional paid-in capital	39,526,938	39,521,588
Treasury stock, 302,135 shares and 73,868, respectively	(445,904)	(114,233)
Accumulated deficit	(31,649,777)	(31,714,595)
TOTAL STOCKHOLDERS’ EQUITY	7,431,257	7,692,760

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,960,029	$8,902,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$1,745,448	$1,529,503	$3,486,064	$3,952,812
COST OF SALES	743,496	641,650	1,390,816	1,528,421
GROSS PROFIT	1,001,952	887,853	2,095,248	2,424,391
OPERATING EXPENSES
Salaries and wages	629,260	524,247	1,230,606	1,134,539
General and administrative expenses	404,269	387,920	814,218	747,719
Total Operating Expenses	1,033,529	912,167	2,044,824	1,882,258
INCOME (LOSS) FROM OPERATIONS	(31,577)	(24,314)	50,424	542,133
OTHER INCOME
Interest income	19,739	31,126	40,585	57,433
Interest expense	-	-	-	3,476
Total Other Income	19,739	31,126	40,585	53,957
NET INCOME (LOSS) BEFORE TAXES	$(11,838)	$6,812	$91,009	$596,090
Income tax provision	2,061	5,873	26,191	149,998
NET INCOME (LOSS)	$(9,777)	$939	$64,818	$446,092

Net income (loss) per common share:
Basic	$(0.00)	$0.00	$0.01	$0.04
Diluted	$(0.00)	$0.00	$0.01	$0.04
Weighted Average Common Shares Outstanding
Basic	9,594,145	9,912,278	9,637,888	10,040,486
Diluted	9,594,145	9,912,278	9,637,888	10,040,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

				Treasury
				Stock
	# of			Additional	Additional
	Common	Common	Treasury	Paid-in	Paid-in	Accumulated	Stockholders’
	Shares O/S	Stock	Shares	Capital	Capital	Deficit	Equity

Balance at 6/30/2025	10,152,440	-	8,333	$(13,607)	$39,985,332	$(31,522,624)	$8,449,101
Net Income	-	-	-	-	-	939	939
Treasury shares purchased	(320,972)	-	320,972	(385,454)	-	-	(385,454)
Treasury shares cancelled	-	-	(319,681)	384,038	(384,038)		-
Private shares purchased and cancelled	(9,635)	-	-	-	(13,236)	-	(13,236)
Shares issued for Board comp	1,667	-	-	-	2,864	-	2,864
Balance at 9/30/2025	9,823,500	-	9,624	$(15,023)	$39,590,922	$(31,521,685)	$8,054,214

Balance at 3/31/2025	10,182,853	-	-	$-	$40,022,746	$(31,967,777)	$8,054,969
Net Income	-	-	-	-	-	446,092	446,092
Treasury shares purchased	(329,305)	-	329,305	(399,061)	-	-	(399,061)
Treasury shares cancelled	-	-	(319,681)	384,038	(384,038)	-	-
Private shares purchased and cancelled	(33,382)	-	-	-	(53,130)	-	(53,130)
Shares issued for Board comp	3,334	-	-	-	5,344	-	5,344
Balance at 9/30/2025	9,823,500	-	9,624	$(15,023)	$39,590,922	$(31,521,685)	$8,054,214

Balance at 6/30/2026	9,678,474	-	106,424	$(163,051)	$39,524,308	$(31,640,000)	$7,721,257
Net Loss	-	-	-	-	-	(9,777)	(9,777)
Treasury shares purchased	(195,711)	-	195,711	(282,853)	-	-	(282,853)
Shares issued for Board comp	1,667	-	-	-	2,630	-	2,630
Balance at 9/30/2026	9,484,430	-	302,135	$(445,904)	$39,526,938	$(31,649,777)	$7,431,257

Balance at 3/31/2026	9,707,960	-	73,868	$(114,233)	$39,521,588	$(31,714,595)	$7,692,760
Net Income	-	-	-	-	-	64,818	64,818
Treasury shares purchased	(228,267)	-	228,267	(331,671)	-	-	(331,671)
Shares issued for Board comp	3,334	-	-	-	5,350	-	5,350
Adjustment for transfer agent reporting delay	1,403	-	-	-	-	-	-
Balance at 9/30/2026	9,484,430	-	302,135	$(445,904)	$39,526,938	$(31,649,777)	$7,431,257

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$64,818	$446,092
Provision for income tax	26,191	149,998
Depreciation and amortization	17,145	15,280
Stock based compensation for Board member	7,684	5,344
Right of use asset amortization	110,992	100,571
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(315,302)	(438,965)
(Increase) decrease in prepaid expenses	82,671	62,276
(Increase) decrease in inventories	(322,981)	232,441
(Decrease) increase in accounts payable and accrued liabilities	235,029	(5,712)
(Decrease) increase in lease liability	(112,130)	(88,582)
(Decrease) increase in unearned revenue	190,609	10,134
Net Cash Provided by (Used by) Operating Activities	(15,274)	488,877

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(8,164)	(12,041)
Net Cash Used by Investing Activities	(8,164)	(12,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for private purchases common stock	(243,991)	(53,129)
Cash paid for purchase of Treasury shares in open market	(87,680)	(399,061)
Net Cash Used by Financing Activities	(331,671)	(452,190)

Net Increase (Decrease) in Cash	(355,109)	24,646
Cash at Beginning of Period	2,674,538	3,223,147
Cash at End of Period	$2,319,429	$3,247,793

Cash paid for taxes	$142,432	$62,440
Cash paid for interest	$-	$3,476

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCS EDVENTURES!, INC.

Notes to the Condensed Financial Statements (unaudited)

September 30, 2026, and 2025

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

These camps are for the informal learning market and are designed to be highly engaging for students while easily administered by the instructor. The Company offers approximately 36 different enrichment programs and typically develops at least two (2) new programs each year. Some of the more popular programs include Podcasting; Drone Designers; Ready, Set, Drone!; Influencer; Bugs & Slugs; Rockin’ Robots; Survivor; 60 Seconds or Less; and Content Creators.

2.	Discover Series Products

These products are designed for the makerspace environment and include engaging STEM activities that motivate students to pursue educational pathways toward STEM careers. The Discover Series includes Discover Engineering; Discover STEM; and Discover Digital Video Lab.

3.	BrickLAB Products

These products are designed for the grade school market and use the Company’s proprietary bricks (which are Lego compatible) and curriculum to engage students to explore, imagine and create within a STEM education framework. The Company offers a variety of grade-specific BrickLAB products.

4.	Discover Drones, Add-on Drone Packages and Ala Carte Drone Items

These products are designed around using drones as a platform for STEM education and career exploration. These titles include the Discover Drones product line, the Career Pathways product line, and all the spare parts and ala carte drone items offered in the Company’s comprehensive drone packages.

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

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the condensed financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three (3) and six (6) months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ended March 31, 2027, or any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on June 26, 2026 (the “Annual Report”).

We manage our Company as one (1) reportable operating segment, “STEM Supplies and Curriculum.” The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s President.

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

Use of Estimates

The preparation of these condensed financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include reserves related to accounts receivable and inventory, and the valuation allowance related to deferred tax assets.

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

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, which we adopted on April 1, 2018. Revenue amounts presented in our condensed financial statements are recognized net of sales tax, value-added taxes, and other taxes. Amounts received as prepayment on future products or services are recorded as unearned revenues and recognized as income when the product is delivered, or service performed.

The Company had deferred revenue of $211,849 as of September 30, 2026, related to contractual commitments with customers where the performance obligation will be satisfied within the fiscal year ended March 31, 2027. The revenue associated with these performance obligations is recognized as the obligation is satisfied. The Company had $21,240 of deferred revenue as of March 31, 2026.

The following table presents the changes in the Company’s deferred revenue balance for the six (6) months ended September 30, 2026, and 2025.

	September 30, 2026	September 30, 2025
Deferred revenue, beginning of period	$21,240	$20,026
Deferred revenue, end of period	211,849	30,160
Revenue recognized during the period that was included in the beginning deferred revenue balance	21,240	20,026

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

Reclassifications

Certain reclassifications of tax expenses and tax provisions have been made to the financial statements for periods ended September 30, 2025, to conform to the financial presentation for periods ended September 30, 2026. These reclassifications had no effect on the net income or cash flows as previously reported.

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

	For the Three Months ended September 30,
	2026	2025
Net Income (Loss) per common Share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding Basic	9,594,145	9,912,278

Weighted average number of common shares outstanding Fully Diluted	9,594,145	9,912,278

Net income (loss) for the three (3) months ended September 30, 2026, and 2025, was ($9,777) and $939, respectively.

	For the Six Months ended September 30,
	2026	2025
Net Income per common Share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average number of common shares outstanding Basic	9,637,888	10,040,486

Weighted average number of common shares outstanding Fully Diluted	9,637,888	10,040,486

Net income for the six (6) months ended September 30, 2026, and 2025, was $64,818 and $446,092, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

NOTE 2 – BUSINESS CONDITION

As of September 30, 2026, the Company had $2.3 million in cash; $2.4 million in inventory; and $1.0 million in accounts receivable, with no debt. Management strongly believes that the Company can sustain its operations over the course of the next twelve (12) months with the cash it has on hand, and with the revenue and associated profit generated from the sales expected over the course of the next twelve (12) months, especially given the Company’s relatively large cash, inventory, and accounts receivable balances.

NOTE 3 – ACCOUNTS RECEIVABLE

In the Company’s normal course of business, the Company provides credit terms for its customers, which generally range from net fifteen (15) to forty-five (45) days. The Company performs ongoing credit evaluations of its customers. The Company established an allowance for credit losses of $41,889 as of September 30, 2026, and March 31, 2026.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses for the periods are as follows:

	September 30, 2026	March 31, 2026
Prepaid insurance	$33,446	$13,922
Prepaid tradeshows	8,654	4,800
Prepaid inventory	-	79,808
Prepaid software	23,724	42,359
Prepaid other	31,373	38,980
Total Prepaid Expenses	$97,197	$179,869

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

a.	Common Stock

The Company has 12,000,000 authorized shares of common stock, no par value. At September 30, 2026, total common shares issued was 9,786,565 and total common shares outstanding was 9,484,430. At March 31, 2026, the total common shares issued was 9,781,828 and total common shares outstanding was 9,707,960.

During the three (3) months ended September 30, 2026, the Company had no option expense.

During the three (3) months ended September 30, 2026, the Company issued 1,667 shares of Rule 144 “restricted” stock to Sean P. Iddings, an Independent Board Member, for his services in that capacity during the quarter.

During the three (3) months ended September 30, 2026, the Company completed one (1) private transaction to purchase shares of its common stock. This transaction was for 168,270 shares of common stock at $1.45 per share for total consideration of $243,991. These shares were not cancelled prior to September 30, 2026, and are accounted for as treasury stock in our financial statements for period ended September 30, 2026. Subsequent to September 30, 2026, these shares were cancelled. The seller in this transaction solicited the Company for an offer to purchase these shares.

Dring the three (3) months ended September 30, 2026, the Company completed the following transactions on the open market:

Date	Shares Purchased	Price/Share	Total Consideration
7/6/2026	43	$1.55	$74
7/7/2026	11	$1.55	$24
7/10/2026	400	$1.55	$627
7/17/2026	2,000	$1.65	$3,307
8/20/2026	5,000	$1.45	$7,257
8/25/2026	9,453	$1.35	$12,768
9/4/2026	1,534	$1.45	$2,231
9/16/2026	5,000	$1.40	$7,007
9/30/2026	4,000	$1.39	$5,567

During the six (6) months ended September 30, 2026, the Company had no option expense.

During the six (6) months ended September 30, 2026, the Company issued 3,334 shares of Rule 144 “restricted” stock to Sean P. Iddings, an Independent Board Member, for his services in that capacity during the period.

In addition to the transactions disclosed above, during the six (6) months ended September 30, 2026, the Company repurchased 32,556 shares of its common stock on the open market for total consideration of $48,818, including commissions, and held those shares as treasury stock as of September 30, 2026. The Company intends to cancel theses shares.

b.	Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock. As of September 30, 2026, and March 31, 2026, there were no preferred shares issued or outstanding.

NOTE 6 – PAYROLL LIABILITIES & ACCRUED EXPENSES

Accrued expenses for the periods are as follows:

	September 30, 2026	March 31, 2026
Payroll liabilities	$61,194	$81,507
Sales tax payable	29,139	45,086
State income tax payable	(22,426)	(25,996)
Accrued expenses	21,986	14,985
Total	$89,893	$115,582

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 1, 2026, the Company issued 1,667 shares of Rule 144 “restricted” common stock to Sean P. Iddings, an independent member of our Board of Directors, as compensation for his services for the quarter ended March 31, 2026. On July 1, 2026, the Company issued 1,667 shares of Rule 144 “restricted” common stock to Sean P. Iddings, an independent member of our Board of Directors, as compensation for his services for the quarter ended June 30, 2026.

NOTE 8 –PROVISION FOR INCOME TAXES

Prior to fiscal year 2023, the Company offset its potential tax benefit from the operating loss carry-forwards with a valuation allowance in the same amount. As it became clear that the Company will more likely than not use its tax loss carry-forward amounts, the valuation allowance was partially removed for the fiscal year ended March 31, 2023, such that the tax benefit recognized by us in fiscal year 2023 was $1,011,466. The valuation allowance was fully removed as of March 31, 2024, resulting in a tax benefit of $1,529,793 for fiscal year 2024. Once the valuation allowance was fully removed, a provision for income taxes was disclosed. For the quarter ended September 30, 2026, the Company’s provision for income taxes was $2,061. For the quarter ended September 30, 2025, the Company’s provision for income taxes was $5,873.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2026, or March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve (12) months.

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

Net deferred tax assets and liabilities consist of the following components as of September 30, 2026, and March 31, 2026:

	September 30, 2026	March 31, 2026
Deferred tax assets
Right of use liabilities	$245,306	$276,702
Goodwill amortization	8,321	9,281
NOL carryover	2,177,641	2,200,040
Total deferred tax assets	$2,431,268	$2,486,023

Deferred tax liabilities
Right of use assets	$(230,460)	(261,538)
Depreciation	(1,014)	(2,071)
Total deferred tax liabilities	$(231,474)	$(263,609)
Net deferred tax assets	$2,199,794	$2,222,414
Less valuation allowance	-	-
Net deferred tax assets	$2,199,794	$2,222,414

The reconciliations of the Company’s net income taxes for the six (6) months ended September 30, 2026, and 2025, are as follows:

	September 30, 2026	September 30, 2025
Current federal	$-	$-
Current state	3,569	22,325
Deferred federal	19,283	114,928
Deferred state	3,339	12,745
Total income tax provision	$26,191	$149,998

Net income before tax provision	$91,009	$596,090

U.S. Federal income tax at statutory rate	19,453	124,963
Non-deductible expenses	1,610	1,082
Temporary differences	(165)	1,114
State income taxes, net of federal benefit	5,413	19,184
Return to provision adjustments / other	(120)	3,655
Total income tax provision	$26,191	$149,998

The summary of Federal Operating Loss Carryforwards for the six (6) months ended of September 30, 2026, is as follows:

Unused operating loss carryforwards at March 31, 2026	$7,675,873
Operating loss carryforwards realized	$94,316
Unused operating loss carryforward at September 30, 2026	$7,581,557

NOTE 9 - SUBSEQUENT EVENTS

On October 5, 2026, we instructed our transfer agent to issue 1,667 shares of Rule 144 “restricted” no par value common stock to Sean P. Iddings for his services as a Director of our Board for the quarter ended September 30, 2026. Those shares were subsequently issued. This payment was accrued on our financial statements dated September 30, 2026.

On October 7, 2026, the Company received confirmation from its transfer agent that the 168,270 shares of the Company’s common stock that it purchased from a private investor in September had been cancelled.

On October 23, 2026, the Company purchased 1,800 shares on the open market at $1.39/share, for total consideration of $2,509, including transactions costs.

On October 30, 2026, the Company purchased 8,800 shares on the open market at $1.30/share, for total consideration of $11,447, including transactions costs.

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

	Quarterly Revenue
Quarter Ended	2023	2024	2025	2026

March 31	2,521,470	2,262,772	1,292,819	1,642,060
June 30	2,605,281	3,159,923	2,423,309	1,740,616
September 30	3,767,326	2,267,338	1,529,503	1,745,448
December 31	459,087	701,147	754,889

During the quarter ended December 31, the Company focuses on product development, restocking inventory, and general planning for the next year. Sales and marketing activities remain fairly constant throughout the year.

Results of Operations

Revenue

For the three (3) months ended September 30, 2026, our revenue was $1,745,448, which was $215,945 more than our revenue for the quarter ended September 30, 2025, of $1,529,503. The increase in revenue was due to an improved market environment, characterized by larger transaction sizes.

The table below, which shows sales by customer size, illustrates the improving market environment for the three (3) month period ended September 30, 2026, compared to that of September 30, 2025, specifically in the > $100,000 category.

Number of Customer Transactions by size

	>$1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Three months ended 9/30/2022	0	0	2	10	15	22
Three months ended 9/30/2023	1	1	11	13	17	34
Three months ended 9/30/2024	0	0	6	10	18	33
Three months ended 9/30/2025	0	0	2	10	16	29
Three months ended 9/30/2026	0	0	4	5	13	30

For the three (3) months ended September 30, 2026, revenue from our largest five (5) customers was $899,758. For the three (3) months ended September 30, 2025, revenue from our largest five (5) customers was $575,026, again illustrating the improved market environment for larger transaction sizes.

For the six (6) months ended September 30, 2026, our revenue was $3,486,064, which was $466,748 less than our revenue for the six (6) months ended September 30, 2025, of $3,952,812. Revenue for the quarter ended June 30, 2026, was significantly lower than that for the quarter ended June 30, 2025. The shortfall in revenue during our first quarter of fiscal year 2027 as compared to the first quarter of fiscal year 2026 was larger in magnitude than our revenue surplus for the second quarter of fiscal year 2027 compared to the first quarter of fiscal year 2026.

The table below shows sales by customer size for the six (6) months periods ended September 30:

Number of Customer Transactions by size

	>$1 million	>$500,000	> $100,000	> $50,000	> $25,000	> $10,000
Six months ended 9/30/2022	0	0	7	15	26	43
Six months ended 9/30/2023	1	1	16	23	33	72
Six months ended 9/30/2024	0	0	14	20	41	78
Six months ended 9/30/2025	0	0	6	22	37	71
Six months ended 9/30/2026	0	0	7	15	31	73

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

For the quarter ended September 30, 2026, our cost of sales was $743,496, or 42.6% of revenue. For the quarter ended September 30, 2025, our cost of sales was $641,650, or 42.0% of revenue. For any given quarter, the cost of sales can vary significantly from our desired 40% or less of revenue. However, for any given year, the calculation is relevant and desired to be 40% or less of revenue. The difference in the cost of sales for the two (2) quarters was due to cost inflation, arising primarily from tariff expenses, being incorporated into the final costs of items in our inventory.

Reseller revenue was down from 14.6% of revenue in the quarter ended September 30, 2025, to 9.6% of revenue in the quarter ended September 30, 2026. Because reseller revenue has a higher cost of goods due to the reseller’s margin being deducted from revenue, a lower reseller percentage of revenue, like that experienced in the quarter ended September 30, 2026, compared to the year-ago period, would have the effect of reducing our cost of sales as a percentage of revenue. Thus, our reseller mix of sales for the quarter ended September 30, 2026, was a favorable factor in reducing our cost of sales. Because our cost of sales increased for the quarter ended September 30, 2026, versus that for the quarter ended September 30, 2025, the general inflationary environment and higher tariffs had a greater negative impact on our cost of sales than the actual change in cost of sales.

For the six (6) months ended September 30, 2026, our cost of sales was $1,390,816, or 39.9% of revenue. For the six (6) months ended September 30, 2025, our cost of sales was $1,528,421, or 38.7% of revenue. General inflation was the reason for the increase in the cost of sales as a percentage of revenue between these two (2) periods.

Factors affecting cost of sales include:

Helps sub 40% cost of sales	Impedes sub 40% cost of sales
Higher revenue	Higher inflation
Larger order size	Expedited shipping
Ability to take advantage of volume discounts	Quality issues with raw materials
Lower reseller mix	Higher reseller mix
Lower tariffs	Higher tariffs

Operating Expenses

Operating expenses are divided into two (2) categories – salary + wages, and general + administrative. Salary and wages tend to increase over time as the Company has been increasing its number of employees. Also, the Company desires to retain employees over the long term, which requires periodic increases in compensation as their value to the Company increases.

Salary and wages were $629,260 for the quarter ended September 30, 2026. We ended this quarter with thirty (30) full-time and two (2) part-time employees. For the quarter ended September 30, 2025, salaries and wages were $524,247. We ended this quarter with twenty-six (26) full-time and one (1) part-time employees.

For the six (6) months ended September 30, 2026, salary and wages were $1,230,606 versus $1,134,539 for the six (6) months ended September 30, 2025. Salaries and wages increased during the three (3) and six (6) month periods ended September 30, 2026, compared to the three (3) and six (6) month periods ended September 30, 2025, as increases in salaries and employee additions outweighed a lower bonus amount. Bonus amounts were lower as they are based on operating income which declined.

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
13.	Office and warehouse infrastructure expenses

Most of these expenses are not correlated with changes in revenue, but they tend to increase over time. General and administrative expenses were $404,269 for the quarter ended September 30, 2026. For the quarter ended September 30, 2025, general and administrative expenses were $387,920. For the six (6) months ended September 30, 2026, general and administrative expenses were $814,218, compared to $747,719 for the six (6) months ended September 30, 2025.

This increase in general and administrative expenses during the three (3) and six (6) month periods ended September 30, 2026, compared to the three (3) and six (6) month periods ended September 30, 2025, was due to general inflation and a significant increase in marketing expenses. Marketing expenses for the three (3) months ended September 30, 2026, were $124,695, versus $65,282 for the three (3) months ended September 30, 2025. Marketing expenses for the six (6) months ended September 30, 2026, were $234,156, versus $166,741 for the six (6) months ended September 30, 2025.

Other Income

Interest income was the sole source of other income for the quarters ended September 30, 2026, and 2025. For the quarter ended September 30, 2026, other income was $19,739, while other income was $31,126 for the quarter ended September 30, 2025.

For the six (6) months ended September 30, 2026, interest income of $40,585 was the sole source of other income. For the six (6) months ended September 30, 2025, interest income was $57,433, while interest expense, related to interest for late tax payments, was $3,476.

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

Net Income Before Tax

For the three (3) months ended September 30, 2026, net income (loss) before tax was ($11,838) versus $6,812 for the three (3) months ended September 30, 2025. Higher costs were responsible for the decrease in net income before tax between the two (2) periods.

For the six (6) months ended September 30, 2026, net income before tax was $91,009 versus $596,090 for the six (6) months ended September 30, 2025. Lower revenue and higher costs were responsible for the decrease in net income before taxes between the two (2) periods.

Taxes

The Company has a significant tax-loss carry-forward asset, which arose due to past losses. At March 31, 2026, the Company had net operating losses of approximately $7.7 million that may be offset against future taxable income. At September 30, 2026, the Company had net operating losses of approximately $7.6 million that may be used to offset against future taxable income.

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

Liquidity and Capital Resources

Cash Flow from Operations

For the six (6) months ended September 30, 2026, cash provided by (used by) operations was ($15,274), compared to cash provided by operations of $488,877 for the six (6) months ended September 30, 2025. Major factors in this difference are a lower net income and, with that, a lower tax provision; and the changes in inventory for the two (2) periods.

As of September 30, 2026, total current assets were $5,831,524 and total current liabilities were $897,616, resulting in working capital of $4,933,908. As of March 31, 2026, total current assets were $5,631,022 and total current liabilities were $448,856, resulting in working capital of $5,182,166. The Company had a current ratio as of September 30, 2026, of 6.5, compared to a current ratio of 12.5 as of March 31, 2026.

As of September 30, 2026, we had $2,319,429 in cash and cash equivalents, compared to $2,674,538 in cash as of March 31, 2026.

Cash Flow from Investing Activities

For the six (6) months ended September 30, 2026, cash used by investing activities was $8,164, compared to cash used by investing activities of $12,041 for the six (6) months ended September 30, 2025.

Cash Flow from Financing Activities

For the six (6) months ended September 30, 2026, cash used by financing activities was $331,671, compared to cash used by financing activities of $452,190 for the six (6) months ended September 30, 2025. For both periods, the Company was active in buying back its stock. Until May of 2025, our purchase activity was in the form of private transactions where the owner of the stock approached us soliciting an offer to buy. Starting in May of 2025, we also began buying our stock on the open market. During the six (6) months ended September 30, 2026, we purchased 59,997 shares of our common stock in the open market, with an aggregate cost basis of $87,680.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet Arrangements during the three (3) month periods ended September 30, 2026, and 2025, nor did we have any such Arrangements during the six (6) month periods ended September 30, 2026, and 2025.

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

Management, with the participation of our Chief Executive Officer, and our President, who acts as our Principal Financial Officer, have evaluated the effectiveness, as of September 30, 2026, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, due to the Company engaging the professional CPA firm of B.A. Harris to assist the Company in preparing our preliminary condensed financial statements and schedules for our auditor’s review.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2026, the Company issued 1,667 shares of Rule 144 “restricted” common stock to Sean P. Iddings, an independent member of our Board of Directors, as compensation for his services for the quarter ended March 31, 2026; and on July 1, 2026, the Company issued 1,667 shares of Rule 144 “restricted” common stock to Mr. Iddings as compensation for his Director services for the quarter ended June 30, 2026; and on October 5, 2026, the Company also issued 1,667 shares of Rule 144 “restricted” common stock to Mr. Iddings as compensation for his Director services for the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defence conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits.

(a) Index of Exhibits

Exhibit No.	Identification of Exhibit	Location if other than attached hereto
3.1	Restated Articles of Incorporation	Attached to our Form 10-Q filed August 14, 2026
3.2	Third Amended Bylaws	Attached to our Form 10 filed October 3, 2023
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Todd R. Hackett, Chief Executive Officer and Chairman	Attached hereto
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael J. Bledsoe, President, Principal Financial Officer	Attached hereto
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Todd R. Hackett, Chief Executive Officer and Chairman of the Board of Directors, and Michael J. Bledsoe, President and Principal Financial Officer	Attached hereto
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

10-K Annual Report for the fiscal year ended March 31, 2026, filed with the SEC on June 26, 2026 (the “Annual Report”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCS EDVENTURES!, INC.

Dated: November 13, 2026	By:	/s/ Todd R. Hackett
Todd R. Hackett
Chief Executive Officer and
Chairman of the Board of Directors

Dated: November 13, 2026	By:	/s/ Michael J. Bledsoe
Michael J. Bledsoe
President, Principal Financial Officer and Director

Dated: November 13, 2026	By:	/s/ Sean P. Iddings
Sean P. Iddings
Director

